Form 10-Q
period 1995-09-30
REEVES TELECOM LTD PARTNERSHIP
filed 1995-11-14
CIK 314741

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995                     Commission File #0-9305


                       REEVES TELECOM LIMITED PARTNERSHIP
                  (name changed from Reeves Telecom Associates)

    South Carolina                                           57-0700063
(State of Incorporation)                           (I.R.S. Employer I.D. Number)

c/o Grace Property Management Inc.
P.O. Box 163
55 Brookville Road
Glen Head, New York                                 11545
--------------------------------------------------------------------------------
(Address of General Partner)                        (Zip Code)

                   Registrants telephone number (516) 686-2201

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                      ---     ---

                          PART 1. FINANCIAL INFORMATION


                       REEVES TELECOM LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                   (unaudited)


--------------------------------------------------------------------------------

                                             September 30,    December 31,
     Assets                                      1995            1994
     ------                                  -------------    ------------

Current Assets:

    Cash and cash equivalents                $   87,024       $  137,549
    Receivables, net                               -               1,292
                                             ----------       ----------

                                                 87,024          138,841

Land held for development or sale
 and related buildings and
  equipment, net                                914,870          811,073

Other assets                                      2,912            2,912
                                             ----------       ----------

                                             $1,004,806       $  952,826
                                             ==========       ==========

Liabilities and Partners' Capital
---------------------------------

Current Liabilities:
    Accounts payable                         $   13,732       $   13,732
    Accrued expenses                            461,221          505,871
    Note payable                                 12,447           12,447
                                             ----------       ----------
                                                487,400          532,050

Long Term Liabilities:
    Note payable                                200,000            -0-
                                             ----------       ----------
         Total Liabilities                      687,400          532,050

Partners' capital                               317,406          420,776
                                             ----------       ----------
                                             $1,004,806       $  952,826
                                             ==========       ==========

                       REEVES TELECOM LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNERS' CAPITAL

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)

----------------------------------------------------------------------

                                              1995              1994
                                            --------          --------

Operating revenues:

     Land sales                             $ 163,712         $ 270,027
     Fox Squirrel income                      253,550           274,016
     Interest income                            1,418             2,994
     Other income and sale of timber            9,693            56,794
                                            ---------         ---------
                                              428,373           603,831
                                            ---------         ---------

Operating Costs and Expenses:

     Administrative                           420,060           531,321
     Direct cost of land sold                  83,493           122,979
     Depreciation                              28,190            10,220
                                            ---------         ---------
                                              531,743           664,520
                                            ---------         ---------


Net Income or (Loss)                         (103,370)          (60,689)

Partners' capital at beginning
 of period                                    420,776           516,468

Sale of partnership units                        --              10,000
                                            ---------         ---------

Partners' capital at end of
 period                                     $ 317,406         $ 465,779
                                            =========         =========

Income or (Loss) per partnership
 unit (1,828,258 units outstanding
  as of September 30, 1995 and
   1994 respectively.)                         $(0.06)           $(0.03)
                                               ======            ======

                       REEVES TELECOM LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNERS' CAPITAL

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)


--------------------------------------------------------------------------------

                                               1995             1994
                                            ---------         ---------

Operating revenues:

     Land sales                             $  52,105         $  69,004
     Fox Squirrel income                       97,628            95,045
     Interest income                              791             1,151
     Other income and sale of timber              905             2,114
                                            ---------         ---------
                                              151,429           167,314
                                            ---------         ---------

Operating Costs and Expenses:

     Administrative                           137,617           258,460
     Direct cost of land sold                  26,393           (78,044)
     Depreciation                              10,175             1,695
                                            ---------         ---------
                                              174,185           182,111
                                            ---------         ---------

Net Income or (Loss)                          (22,756)          (14,797)

Partners' capital at beginning
  of period                                   340,162           470,576

Sale of partnership units                        --              10,000
                                            ---------         ---------

Partners' capital at end of
  period                                    $ 317,406         $ 465,779
                                            =========         =========


Income or (Loss) per partnership
 unit (1,828,258 units outstanding
  as of September 30, 1995 and 1994
   respectively.)                              $(0.01)          $(0.01)
                                               ======           =======

                       REEVES TELECOM LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)


--------------------------------------------------------------------------------

                                                     1995               1994
                                                   ---------         ---------

CASH PROVIDED BY OPERATIONS:

     Net Income or (Loss)                          $(103,370)        $ (60,689)
      Items Not Using Cash:
             Depreciation                             28,190            10,220
                                                   ---------         ---------
                  TOTAL                              (75,180)          (50,469)
                                                   ---------         ---------

CHANGES IN OPERATING ASSETS AND LIABILITIES
  INCREASING OR (DECREASING) CASH:

     Increase in other assets                           --               2,442
     Decrease in receivables                           1,291               691
     Land held for development or sale                83,493           122,979
     Capital expenditures - Net of sales            (215,479)         (106,435)
     Increase or (decrease) in accounts
      payable                                           --                --
     Increase or (decrease) in accrued
       expenses                                      (44,650)          (54,804)
                                                   ---------         ---------
                                                    (175,345)          (35,127)
                                                   ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Sale of partnership units                          --              10,000
     Proceeds from issuance of
      note payable                                   200,000            12,447
                                                   ---------         ---------

                                                     200,000            22,447
                                                   ---------         ---------

NET CASH PROVIDED OR (USED) BY
  OPERATIONS                                       $ (50,525)        $ (63,149)
                                                   =========         =========

CASH BALANCE - BEGINNING                           $ 137,549         $ 241,443

NET INCREASE OR (DECREASE) IN
  CASH, AS ABOVE                                     (50,525)          (63,149)
                                                   ---------         ---------

CASH BALANCE - ENDING                              $  87,024         $ 178,294
                                                   =========         =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)


--------------------------------------------------------------------------------

                                                  1995               1994
                                                ---------         ---------

CASH PROVIDED BY OPERATIONS:

     Net Income or (Loss)                       $ (22,756)        $ (14,797)
      Items Not Using Cash:
             Depreciation                          10,175             1,695
                                                ---------         ---------
                      TOTAL                       (12,581)          (13,102)
                                                ---------         ---------

CHANGES IN ASSETS AND LIABILITIES
  INCREASING OR (DECREASING) CASH:

     (Increase) in other assets                      --              12,634
     Decrease in receivables                          296              (576)
     Land held for development or sale             26,393           (78,044)
     Capital expenditures - Net of sales          (27,253)              (53)
     Increase or (decrease) in accounts
      payable                                        --               2,887
     Increase or (decrease) in accrued
      expenses                                    (29,483)           (8,393)
                                                ---------         ---------
                                                  (30,047)          (71,545)
                                                ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Sale of partnership units                       --              10,000
     Proceeds from issuance of
      note payable                                   --              12,447
                                                ---------         ---------

                                                     --              22,447
                                                ---------         ---------

NET CASH PROVIDED OR (USED) BY
  OPERATIONS                                    $ (42,628)        $ (62,200)
                                                =========         =========

CASH BALANCE - BEGINNING                        $ 129,652         $ 240,494

NET INCREASE OR (DECREASE)
  IN CASH, AS ABOVE                               (42,628)          (62,200)
                                                ---------         ---------

CASH BALANCE - ENDING                           $  87,024         $ 178,294
                                                =========         =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1995
                                   (Unaudited)

--------------------------------------------------------------------------------

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

         The Partnership is a liquidating partnership and as such, quarter to quarter comparisons and analysis are not necessarily meaningful.

         For the nine months ended September 30, 1995, the Partnership sold 28 individual lots, generating aggregate revenues of $163,712, compared to 31 lots and $270,027 in land sale revenues for the same period one year ago. The difference between 1995 and 1994 is largely attributed to the mix of lots sold as to location and asking price during the two periods. Individual lots adjacent to or near the golf course, for example, generally command a higher asking price than lots which are not so situated. Lots sold during the first three quarters of 1994 were generally located nearer the golf course than lots sold during the same period in 1995. For the first nine months of 1995 and 1994 the average sales prices per lot were $5,847 and $8,711, respectively. Management believes that the number of lots sold and revenues from land sales during 1995 were adversely affected somewhat by lending conditions. Most purchasers of lots at Boiling Spring Lakes require some bank financing to complete the purchase of a lot and/or the construction of a home. Interest rates on real estate loans were generally higher during the period ended September 30, 1995 than in the prior year period, and area banks tightened somewhat their lending conditions.

         Revenues at Fox Squirrel Country Club ("Fox Squirrel") for the nine months ended September 30, 1995 and 1994 were $253,550 and $274,016, respectively. Management believes that the paving of Fox Squirrel's cart paths in March, 1995 resulted in golf revenues being higher in 1995 than would otherwise have been the case. However, concession sales and cart rental income were adversely effected by unusually rainy weather, especially on week-ends, throughout much of 1995, resulting in a decline in golf revenues over the same period of 1994. Income from dues declined due principally to the timing of collections in September and October.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1995
                                   (Unaudited)

--------------------------------------------------------------------------------

         Total operating expenses at Fox Squirrel during the first three quarters were substantially unchanged from the same period in 1994. Higher advertising, equipment rental, and utility costs were largely offset by lower maintenance costs and expenses relating to concessions.

         Other income declined reflecting a decline in revenues from timber cutting for the nine months ended September 30, 1995. As stated in recent financial reports, Management has viewed timber cutting as a source of temporary revenue with limited prospects beyond 1994. The decline in revenues was, therefore, expected.

         Direct cost of land sold during the nine months ended September 30, 1995 and 1994 was $83,493 and $122,979, respectively. The decrease is attributable largely to the mix of lots sold as to location and book value during the two periods.

         The direct cost of land sold for the three months ended September 30, 1995 and 1994 are not directly comparable since the amount for 1994 reflects an audit adjustment. Historically, the direct cost of land sold was estimated by the Partnership for its quarterly reports and the Partnership's auditors made any appropriate adjustments as of the end of each fiscal year to reflect the actual cost basis of land sold as calculated by the auditors. Accordingly, for the fourth quarter of each fiscal year the direct cost of land sold reflected audit adjustments. The Partnership changed its fiscal year from September 30, to December 31, effective 1994. Beginning with the current year, audit adjustments, if any, to direct cost of land sold will be made as of December 31, rather than September 30, of each year.

         Land held for development or sale and related buildings and equipment, increased during the period, largely due to the completion of paving the cart paths at Fox Squirrel. To finance the project and to provide funds for working capital and other purposes, on June 1, 1995 the Partnership borrowed $200,000 from the president of the General Partner, payable in full on June 1, 1998. The promissory note issued bears interest at a rate equal to 6% above 12-month LIBOR (12 month LIBOR is currently 6%), requires interest to be paid

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1995
                                   (Unaudited)

--------------------------------------------------------------------------------

         quarterly commencing September 1, 1995, and allows for prepayment without penalty. The promissory note is secured by a mortgage on Fox Squirrel.

         As part of Management's efforts to expand and improve the facilities at Fox Squirrel, regular dining service at Fox Squirrel commenced in December, 1994. The club- house's kitchen and dining facilities were leased to an independent operator for a period of two years in exchange for fixed monthly payments. In July, 1995, the Partnership agreed to release the operator from the lease and regular dining service was suspended beyond August, 1995 pending an agreement with a new operator.

         In October, 1995 a new manager and club professional at Fox Squirrel was hired to replace the former manager, who resigned. Management expects that the new manager, if retained beyond the current provisional period, would also assume responsibility for the operation of the dining service.

         The commencement of regular dining service and the paving of the cart paths at Fox Squirrel are representative of the Partnership's continuing efforts to improve the development at Boiling Spring Lakes so that the Partnership will eventually be able to consistently generate revenues in excess of operating expenses and capital expenditures. Management believes, however, that the variable nature of the Partnership's revenues and its current liquidity position raise doubts about the Partnership's ability to fund its operations and currently planned capital programs without obtaining additional financing. Management is not certain that additional outside financing is available and, if available, that such financing may be obtained on terms Management believes to be acceptable.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1995
                                   (Unaudited)



--------------------------------------------------------------------------------

                            PART II OTHER INFORMATION


ITEM 3. Management has chosen to change the Partnership's fiscal year end from September 30, to December 31. Accordingly, whereas the Partnership's last annual report was for the twelve months ended September 30, 1994, the next annual report will be for the period ending December 31, 1994 and 1995.

         The change in fiscal year end reflects Management's desire to avoid having to make certain deposits to the U.S. Internal Revenue Service (the "IRS") required by Code Section 7519 and the regulations thereunder of the Internal Revenue Code of 1986, as amended (the "Code"). The Code requires that any partnership having a fiscal year end other than December 31, and which generates income taxable to its partners during any fiscal year make such a deposit in respect of such fiscal year. By changing its fiscal year end to December 31, the Partnership reclaimed $9,481 held on deposit by the IRS for income deferred through September 30, 1994. Furthermore, the Partnership will not be required to make future deposits in the event that income taxable to its partners is generated in the current or future years, although there can be no assurance that the Partnership will, in fact, generate such income.


ITEM 4.  Exhibits and Reports on Form 8-K

         The Partnership filed no reports on Form 8-K during the quarter ended September 30, 1995.

         The Partnership filed one report on Form 8-K for the quarter ended March 31, 1995, relating to the change in the Partnership's fiscal year end to December 31.

         EX-27 Financial Data Schedule

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1995

                                   (Unaudited)

--------------------------------------------------------------------------------









                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                          REEVES TELECOM LIMITED PARTNERSHIP


                                          By: Grace Property Management Inc.
                                              General Partner


                                          By: /s/ John S. Grace
                                              ----------------------------------
                                              John S. Grace
                                              President



Dated: November 8, 1995

                                EXHIBIT INDEX

Exhibit No.                      Description                       Page No.
----------                       -----------                       -------
EX-27                            Financial Data Schedule