Form 10-K
period 1995-12-31
REEVES TELECOM LTD PARTNERSHIP
filed 1996-04-01
CIK 314741

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


(Mark One)
/ X / Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended December 31, 1995

/   /    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 [No Fee Required] For the transition period from ________________________________ to ________________________


Commission file number:   110-9305

                       REEVES TELECOM LIMITED PARTNERSHIP
                 (name changed from Reeves Telecom Associates)
             (Exact name of registrant as specified in its charter)

                      South Carolina                                                    57-0700063
         ---------------------------------------                             ----------------------------
              (State or other jurisdiction                                         (I.R.S. Employer
            of incorporation or organization)                                      Identification No.)

                      c/o Grace Property Management, Inc.
                        P.O. Box 163, 55 Brookville Road
                            Glen Head, New York 11545
                     --------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:    (516) 686-2201
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
      Title of each class                           which registered
      -------------------                      ------------------------------
              None                                         None

Securities registered pursuant to Section 12(g) of the Act:

                                                    Name of each exchange on
      Title of each class                              which registered
      -------------------                       -----------------------------
       Partnership Units                                   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes      X       No
                                           -----------      -----------

On March 15, 1996 the registrant had outstanding 1,829,574 partnership units. See Item 5. There is no active market for the partnership units. With regard to recent sales see Item 5. As of March 15, 1996, non-affiliates held 1,189,229 partnership units.

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

         Reeves Telecom Limited Partnership (the "Registrant" or the "Partnership") is a South Carolina Limited Partnership formed for the purpose of accepting certain assets and liabilities from its predecessor corporation, Reeves Telecom Corporation (the "Corporation"). The Corporation sold its principal assets during the twelve month period ended May 15, 1980 and distributed cash and the limited partnership units of the Registrant to its former shareholders as a liquidation distribution. The partnership units were registered under the Securities Act of 1933 by the filing of a Registration Statement pursuant to Form S-14 (File No. 2-66452) which became effective April 8, 1980 and pursuant to which a Proxy statement/prospectus dated April 14, 1980 was mailed to all shareholders. Reference is made to said Registration Statement and said Proxy statement/prospectus for a description of the liquidation of the Corporation and the formation of the Registrant. The Registrant was initially organized October 25, 1979, but had only nominal assets and no liabilities until May 15, 1980. To reflect a change in South Carolina law, Registrant's name was changed from Reeves Telecom Associates to Reeves Telecom Limited Partnership on January 21, 1987.

(b) GENERAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Partnership's business may be categorized into two industry segments: (i) owning, developing, selling, leasing, or otherwise dealing in real estate, and (ii) owning and operating a golf course and country club. See the audited financial statements for financial information about each segment.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

         The principal assets of the Partnership since inception have consisted of real estate for development located in two sites: Boiling Spring Lakes, in Brunswick County, North Carolina; and Pimlico Plantation, in Berkeley County, South Carolina. The Partnership also owns and operates a golf course and country club in Boiling Spring Lakes, North Carolina (see Item 2, "Properties").

         Prior to mid-1993, in view of limited resources, Management concentrated on holding down costs and focused on a bulk sale of all or substantially all of the assets of the Partnership. Local real estate brokers were relied upon to generate individual lot sales, and the golf course and country club were leased to an operator. Under this arrangement, lot sales were slow and operating expenses generally significantly exceeded revenue from such sales. Were it not for cash generated from activities other than the sale of real estate during recent years, the Partnership would likely have become insolvent.

         In June 1993, Management began to place greater emphasis on the sale of individual lots at both locations and pursued other means of generating revenue. In addition, the Partnership became increasingly involved in the management and operation of the golf course and country club.

                              BOILING SPRING LAKES

LOT SALES

         Lots sold during the last five fiscal years are as follows:

                                NUMBER OF LOTS                 PROCEEDS
                                --------------                 --------
  Fiscal  1995                        37                      $ 209,055

  Transition Quarter                  6                          27,075

  Fiscal  1994                        37                        314,548

  Fiscal  1993                        15                        101,665

  Fiscal  1992                        5                           8,101

  Fiscal  1991                        6                          51,638


         The Transition Quarter is the three month period from October 1, 1994 to December 31, 1994 and reflects the change in the Partnership's fiscal year end from September 30 to December 31 (see Item 6, "Selected Financial Data"). Accordingly, the above figures, and the figures contained in all tables in this
Item 1, for Fiscal 1995 are for the twelve months ended December 31, 1995 and the figures for prior fiscal years are for the twelve months ended September 30 of each such year.

         Management attributes the increase in the number of lots sold and revenue from sales in 1993 and subsequent years over prior years to a greater flexibility in the Partnership's pricing structure of lots and to generally improved economic conditions in the region.

FOX SQUIRREL COUNTRY CLUB

         The Registrant is the owner of Fox Squirrel Country Club ("Fox Squirrel"). Fox Squirrel's 18 hole golf course serves, along with numerous recreational lakes and ponds, as the centerpiece of the Boiling Spring Lakes development.

         Prior to October 1993, Fox Squirrel was leased to an operator. The Partnership paid the operator a subsidy, which eventually ceased, and beginning in July 1990 the Partnership began receiving monthly rental payments of $1,000. During 1992, the monthly rent was increased to $1,500 and the Partnership assumed certain operating expenses. Because of unfavorable operating conditions, however, the operator fell behind in payments. In October 1993, at the request of the operator and to ensure uninterrupted operation of the golf course and country club, the Partnership began operating Fox Squirrel, receiving all revenue and paying all expenses relating thereto, and the operator became an employee of the Partnership, managing Fox Squirrel on behalf of the Partnership. In November 1995, the Partnership hired a new manager and golf pro of Fox Squirrel, replacing the former manager, who resigned.

         Management views Fox Squirrel as being highly important to the success of the development. Its attraction as a recreational facility to those who are considering purchasing or building a home in the region is believed to allow for more lot sales and a higher sales price per lot than would be the case in the absence of such a facility. As a consequence, Management currently expects to continue operating Fox Squirrel.

         The Partnership's revenue and operating income from Fox Squirrel for the last five fiscal years are as follows:

                                                    OPERATING
                                 REVENUE              INCOME
                                 -------            --------
   Fiscal  1995                  $ 340,699          $ 41,522

   Transition Quarter               68,189           (13,269)

   Fiscal  1994                    345,737            44,175

   Fiscal  1993                     10,000            10,000

   Fiscal  1992                      9,000             9,000

   Fiscal  1991                     12,000            12,000

         As previously described, the Transition Quarter is the three month period from October 1, 1994 to December 31, 1994 and reflects the change in the Partnership's fiscal year end from September 30 to December 31 beginning with Fiscal 1995.

         The increase in revenue in 1994 and subsequent years over prior years is attributable to the Partnership assuming operating responsibility for Fox Squirrel on October 1, 1993. Revenue and operating income after 1993 are not directly comparable to prior years since the Partnership did not operate Fox Squirrel prior to 1994. Rather, a base rent was collected from the operator under a lease with the Partnership.

OTHER

         The Partnership has generated revenue from the sale of timber on certain unsold lots. While additional revenue from tree cutting continues to be sought as a means of supplementing revenue from lot sales, Management believes that tree cutting will not be a source of substantial revenue during the next fiscal year and cannot be considered a source of on-going revenue in future years. The amount of revenue generated during the last five fiscal years is as follows:

                                 REVENUE
                                 -------
  Fiscal  1995                  $ 35,920

  Transition Quarter              15,381

  Fiscal  1994                    91,611

  Fiscal  1993                   202,830

  Fiscal  1992                       -0-

  Fiscal  1991                       -0-


         As previously described, the Transition Quarter is the three month period from October 1, 1994 to December 31, 1994 and reflects the change in the Partnership's fiscal year end from September 30 to December 31 beginning with Fiscal 1995.

         During the past 20 years, health standards at Boiling Spring Lakes have become increasingly stringent regarding septic tanks and on-site sewage disposal. It is estimated that 70% to 75% of the property which would have complied with applicable rules and regulations a number of years ago no longer meets present day health standards. This has had a detrimental effect on the operations of the Partnership. In a few cases the problem could be cured by the use of drains, or by the scraping away of hard pan and adding fill dirt. In most instances, however, health departments have declared a majority of the areas as irremediable by ordinary measures. In such cases, the only solution would be to install area-wide sewer systems. While the Partnership does not have the resources to install a sewer system throughout the development, Management is investigating the possibility of installing sewer systems in certain sections of the development.

                               PIMLICO PLANTATION

         Lots sold during the last five fiscal years are as follows:

                                      NUMBER OF LOTS         PROCEEDS
                                      --------------         --------
         Fiscal  1995                      -0-               $      -0-

         Transition Quarter                -0-                      -0-

         Fiscal  1994                      23                   202,075

         Fiscal  1993                      3                     29,266

         Fiscal  1992                      5                     40,907

         Fiscal  1991                      4                     29,500


         As previously described, the Transition Quarter is the three month period from October 1, 1994 to December 31, 1994 and reflects the change in the Partnership's fiscal year end from September 30 to December 31 beginning with Fiscal 1995.

         Pursuant to a letter agreement dated September 14, 1993 and amended on November 22, 1993, the Partnership transferred 23 lots to a major unit holder in exchange for $10,000 cash and 492,584 partnership units held by such unit holder. The transaction closed on December 15, 1993 and is valued by the Partnership at $202,075. See Item 12, "Security Ownership of Certain Beneficial Owners and Management." The Partnership currently owns only two lots for sale in Pimlico Plantation. Accordingly, revenue from the sale of lots in Pimlico Plantation in future years is expected to represent, at best, a negligible percentage of total revenue.

                                  SEASONALITY

         The sale of real estate in North and South Carolina is seasonal. The Partnership has generally experienced slower than average lot sales in the period from November to January, inclusive.

         Although played year-round, depending upon the climate and weather, golf is by and large a summer sport. Accordingly, revenue at Fox Squirrel is generally highest in the period from June to September, inclusive. Revenue is generally lowest in the period from November to February, inclusive, when extensive seeding and course repair work is usually performed.

                           DEPENDENCE UPON CUSTOMERS

         The Partnership is not dependent in any respect upon one or a few customers, the loss of any one of which might significantly affect the financial results of the Partnership.


                                  COMPETITION

         The real estate markets in Brunswick County, North Carolina and Berkeley County, South Carolina are extremely competitive. Prospective residential property owners may buy from real estate developers, who generally sell lots suitable for building but who may also sell improved properties, existing homeowners looking to relocate, and others. Property values are dependent upon, among other factors, proximity to and the nature and quality of recreational facilities, retail shopping, commercial sites and schools, and the availability of county water (as opposed to well water) and sewer service (as opposed to septic systems).

         Many real estate developments in the two markets in which the Partnership operates provide recreational facilities, such as a golf course, lakes and/or swimming pools, and tennis courts. In many cases, depending upon the financial resources of the particular developer, such facilities are more extensive and/or more varied than the Partnership's facilities. Within a radius of 100 miles of Boiling Spring Lakes are several golf courses designed by world famous golf course designers, some of which serve as the site of significant professional golf tournaments, as well as numerous golf courses in and surrounding the resort community of Myrtle Beach, South Carolina. Lots associated with such facilities generally command higher sales prices than lots owned by the Partnership. Management believes that the Partnership can compete effectively against other real estate developers and golf course operators, many of whom are believed to have substantially greater resources than the Partnership, principally on the basis of price and, depending upon the amount of cash generated from lot sales, by making selective improvements to recreational facilities, including Fox Squirrel.

                           LIQUID ASSETS AND RESERVES

         As of December 31, 1995, the Partnership held $73,860 in cash. Current liabilities as of this date totaled $531,467.

         The Partnership Agreement obligates the General Partner to distribute Distributable Cash (as such term is defined in the Partnership Agreement). Distributable Cash excludes, among other items, reserves established for working capital, contingent liabilities, taxes, debt service, repairs, replacements, renewals, capital expenditures or other purposes consistent with the Partnership Agreement. Such reserves are used solely for calculating Distributable Cash and are not treated as deductions from income for accounting purposes. During the first quarter of

Fiscal 1994, a reserve of $100,000 was established to fund certain capital expenditures, including, among others, construction of a new maintenance shed at the golf course and re-roofing of the Fox Squirrel clubhouse. Also in 1994, the Partnership established a reserve of $20,000 to fund the initial portion of a regional marketing campaign, one aspect of which involves the construction of one or more model homes. In Fiscal 1995 a reserve of $250,000 was established to fund primarily certain capital improvements at Fox Squirrel.

         See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion of factors affecting liquidity.

ITEM 2.  PROPERTIES

                              BOILING SPRING LAKES

         Boiling Spring Lakes began as a 14,000 acre development which was commenced by the Corporation in 1962. Part of the tract is now within the incorporated town of Boiling Spring Lakes, which has approximately eighteen hundred residents. The town is in Brunswick County, 25 miles south of Wilmington, North Carolina, and 8 miles west of Southport.

         The Registrant presently owns the following real estate: (1) 159.9 acres comprising a surveyed 18 hole sprinklered golf course, club house and maintenance building, together known as Fox Squirrel; (2) 159 building lots located near the golf course which have been surveyed and platted and are suitable for building; (3) 194 acres surrounding the golf course which could be developed; (4) 3,355 surveyed and platted lots of which approximately 8% are suitable for building, 6% are conditionally suitable for building and the balance are unsuitable for building; (5) over 4,000 acres of wetlands and woodlands which have no development potential; and (6) a sales office.

         During 1988, the Partnership reduced the carrying value of the Boiling Spring Lakes property as a result of an appraisal obtained in December 1988 (see Note 3 of financial statements). During 1993 and 1995 the Partnership received updated appraisals of the Boiling Spring Lakes property. Based upon the updated appraisals, no additional reduction to the carrying value was made.

         Management intends to emphasize the sale of individual lots at Boiling Spring Lakes, concentrating first on lots situated on existing paved roads. Depending upon the Partnership's financial resources, cost estimates, and projected sales prices, among other things, Management may undertake the development of additional sections of Boiling Spring Lakes.

         During 1995, the Partnership undertook certain improvements to Fox Squirrel, including paving of the 25,360 linear feet of cart paths. Depending upon the Partnership's financial resources, revenues from Fox Squirrel, and cost estimates, among other things, Management may undertake additional improvement projects at Fox Squirrel.

         In December 1995, Management initiated a pilot project involving the construction of a house on a lot owned by the Partnership and the immediate marketing of the house and lot for sale. In January 1996 the Partnership obtained a loan of approximately $85,000 from a local bank to finance the construction of the house. In March 1996 a sale contract for the property was signed and a cash downpayment received by the Partnership. Management intends to undertake similar projects on a limited basis during Fiscal 1996.

                               PIMLICO PLANTATION

         Following the exchange described in Item 1(c), "Narrative Description of Business: Pimlico Plantation," the Registrant owns two lots, comprising an aggregate of approximately 3/4 acre, in this location in Berkeley County, near Charleston, South Carolina. Pimlico Plantation was developed by the Corporation and its predecessors. The Registrant is actively marketing these lots through local real estate brokers.

ITEM 3.  LEGAL PROCEEDINGS

         The Partnership is not a party to any material pending legal proceedings. From time to time the Partnership has been and may become a party to ordinary routine litigation incidental to its business. Management believes that the potential liability to the Partnership from any of such proceedings is immaterial.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

         No matters were submitted to a vote of unit holders during Fiscal
1995.



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY MATTERS

         As of December 31, 1995, there were 1,335 recorded holders of partnership units, which has remained substantially unchanged since September 30, 1994. The units are not registered on any exchange, and there is only a limited over-the-counter market for the units. It is not anticipated that there will ever be an active public market for the units.

         It is the Partnership's experience that the revenues are highly variable and may not be sufficient in future years to cover expenses and necessary capital expenditures and that, in the absence of enhanced prospects for the development as a whole, a bulk sale of assets can not be effected. Management believes that the best use of the current surplus of cash generated from operations in 1995 and cash surpluses, if any, generated in the next few fiscal years is to improve the overall value of the Partnership's assets by (i) making certain improvements at Fox Squirrel, thereby increasing the attractiveness of Fox Squirrel as a recreational facility to prospective homeowners, (ii) undertaking certain infrastructure and other improvements in the development, and (iii) paying down accrued expenses. Management believes that this plan will, in future years, result in an increase in the number of lots sold, a higher average sales price per lot, and higher operating income at Fox Squirrel.
There can be no assurance, however, that sufficient cash will be generated from operations to successfully implement Management's plan.

         Consistent with such plan and in view of the costs associated with a distribution to all partners, Management believes it would be impractical and imprudent to make a general distribution prior to the sale of a major asset, the bulk sale of all or substantially all of the Partnership's assets, or such time as the Boiling Spring Lakes development, as a whole, has been established to operate at a level sufficient to consistently generate revenues in excess of expenses and capital expenditures. However, from time to time in future periods, in accordance with applicable Securities laws, the Partnership may utilize excess cash by repurchasing partnership units, either in privately negotiated transactions or through open market purchases. Since the amount of excess cash available for such purpose cannot be estimated at this time due to the highly variable nature of the Partnership's cash flow, there can be no assurance as to the number of partnership units which will actually be repurchased, if any such repurchases will, in fact, occur, or the prices at which such repurchases, if any, will be made. As of the date of this Form 10-K, no filings have been made with the Securities and Exchange Commission with respect to any such planned repurchases.

ITEM 6.  SELECTED FINANCIAL DATA

         Since the Registrant is a liquidation partnership, the current operations and financial status cannot meaningfully be compared to the activities of its predecessor in interest, Reeves Telecom Corporation. Further, the Registrant believes that a short summary of only a few financial items would not be meaningful since this is not a typical operating entity. The Registrant recommends that unit holders review the audited financial statements and notes set forth in this report.

         The Partnership's fiscal year end was changed from September 30 to December 31 beginning with 1995. For financial reporting purposes, a transition quarter, covering the period from October 1, 1994 to December 31, 1994, was employed. The change in fiscal year end reflects Management's desire to avoid having to make certain deposits to the U.S. Internal Revenue Service (the "IRS") required by Code Section 7519 and the regulations thereunder of the Internal Revenue Code of 1986, as amended (the "Code"). The Code requires that any limited partnership having a fiscal year end other than December 31 and which generates income taxable to its partners during any fiscal year make such a deposit in respect of such fiscal year. By changing its fiscal year end to December 31, the Partnership was able to reclaim $9,481 held on deposit by the IRS for income deferred through September 30, 1993. Furthermore, the

Partnership will not be required to make future deposits in the event that income taxable to its partners is generated in the current or future years, although there can be no assurance that the Partnership will, in fact, generate such income.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the audited financial statements of the Partnership and the notes thereto, included elsewhere in this Form 10-K.

         The Partnership has continued to liquidate its assets through real estate sales. In the past, Management has concentrated its efforts on effecting a bulk sale of the Partnership's real estate holdings to a single buyer. It is Management's belief, however, that in the absence of enhanced prospects for the development as a whole, a bulk sale of assets can not be effected. In June 1993, Management began to place greater emphasis on the sale of individual lots and pursued other means of generating revenue.

         For the 12 months ended December 31, 1995 and September 30, 1994, the number of lots sold were 37 and 60, respectively, and revenue from such sales were $209,055 and $516,623 respectively. The substantial decrease is due to the exchange in December 1993 of lots for cash and partnership units described in Item 1(c), "Narrative Description of Business: Pimlico Plantation." Excluding Pimlico Plantation, the number of lots sold during the 12 months ended September 30, 1994 was 37 and revenue from lot sales were $314,548. Management attributes the decline in revenue to the different mix of lots sold as to location and asking price during the two periods. Individual lots adjacent to or near the golf course, for example, generally command a higher asking price than lots which are not so situated. Lots sold during 1994 were generally located nearer the golf course than lots sold during 1995.

         During 1995, the Partnership earned $35,920 in revenues from the sale of timber on certain unsold lots and unplatted woodlands, compared to $91,611 in the prior year. The decrease reflects a reduction in the number of trees suitable for cutting. While additional revenue from tree cutting continues to be sought as a means of supplementing revenue from lot sales, Management believes that tree cutting will not be a source of substantial revenues during the next fiscal year and cannot be considered a source of on-going revenue beyond 1995.

         Revenue from Fox Squirrel for Fiscal 1995 and 1994 were $340,699 and $345,737, respectively. The slight decline was largely attributable to unusually rainy weather in early 1995, resulting in lower than expected revenue from greens fees and cart rentals, as well as to lower concession sales following the opening of regular dining service at the club house.

         The Partnership's operating expenses for 1995 were $742,263, compared to $857,515 in 1994. The decline in operating expenses is due principally to three factors: lower direct cost of land sold owing to lower revenue from lot sales, lower repairs and maintenance expense as a result of recent capital expenditures, and lower salaries and payroll taxes resulting from reduced incentive bonus payments.

         Income from timber sales in 1995 declined 61% from 1994 due to the lower number of trees available for cutting.

         The operation of Fox Squirrel added approximately $300,000 in operating expenses to the Partnership during 1995 and 1994 over 1993's level. Revenues from the golf course are highly dependent upon weather conditions. Since adverse weather may significantly reduce revenues while expenses may not be reduced as quickly, nor as greatly, as needed to prevent Fox Squirrel from incurring a deficit in the future, there can be no assurance that the Partnership will realize a profit at Fox Squirrel or that the Partnership will realize a positive return on its investment in improvements at Fox Squirrel. Furthermore, the Partnership's other overhead costs remain and there can be no assurance that revenues from lot sales can be supplemented from revenues from tree cutting or other sources. Based upon current cash requirements, it is apparent that revenues from lot sales and income from Fox Squirrel may be inadequate in future years to cover operating expenses and commitments for capital expenditures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K," for response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no change in accountants or any disagreements with accountants on account and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) IDENTIFICATION OF GENERAL PARTNER

                                                                                     PRINCIPAL OCCUPATION
                                                            PERIOD OF                PAST FIVE YEARS-
                                                            SERVICE AS A             BUSINESS EXPERIENCE
                                                            GENERAL                  AND OTHER
                                                            PARTNER                  PREVIOUS
         NAME                     AGE                       COMMENCED                DIRECTORSHIPS
         ----                     ---                       ---------                -------------
Grace Property                    N/A                       May 15, 1980             A Delaware
Management, Inc.                                                                     corporation engaged
                                                                                     in the business of
                                                                                     real estate
                                                                                     management.  It is
                                                                                     owned 50% by the
                                                                                     Bank of Butterfield
                                                                                     Executor & Trustee
                                                                                     Company, as
                                                                                     trustee for John S.
                                                                                     Grace, and 50% by
                                                                                     the Estate of Oliver
                                                                                     R. Grace, Mr.
                                                                                     Grace being a
                                                                                     former director of
                                                                                     Registrant's
                                                                                     predecessor.

(b)  INDEMNIFICATION OF EXECUTIVE OFFICERS

         None


ITEM 11.  EXECUTIVE COMPENSATION

          NAME                              CAPACITY                          GENERAL PARTNER'S FEES
- ------------------------          ---------------------------                ------------------------
Grace Property                             General Partner                           $ 60,000
Management, Inc.

         Mr. Ralph McDermid resigned as a General Partner effective June 1, 1994. The amount of General Partner's fees accrued for fiscal 1994 for Mr. McDermid was $16,000. Pursuant to a letter agreement dated August 6, 1994 between Mr. McDermid and the Partnership, the Partnership paid Mr. McDermid $50,000 in September 1994 and $50,000 in September 1995 in lieu of $147,000 in accrued but unpaid General Partner's fees owed to Mr. McDermid as of June 1, 1994.

         The Registrant has no on-going plan or arrangement with respect to future remuneration to Grace Property Management. Except for a $25,000 payment in April 1990 and except as discussed in the preceding paragraph, the General Partners' fees have not been paid since January 1986, although they have been provided for in the accompanying financial statements. As of December 31, 1995, the fees accrued but not paid totaled $312,668. The Registrant has no group life insurance plan. The Registrant has no pension or profit sharing plan.
The Registrant has no options, warrants, or appreciation rights outstanding.
No Management person is indebted to the Registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 1995, the Partnership has outstanding 1,829,574 partnership units. Information with respect to the principal holders of record known to the Partnership to beneficially own more than five (5%) percent of the outstanding voting securities is set forth below.

            NAME AND ADDRESS                     AMOUNT AND NATURE
              OF BENEFICIAL                        OF BENEFICIAL                       PERCENT OF
                  OWNER                             OWNERSHIP                            CLASS
       ---------------------------         ---------------------------          ---------------------------
         Estate of Oliver R. Grace         *436,480 units are owned                      23.9%
         515 Madison Avenue                by the Estate of Oliver R.
         20th Floor                        Grace, Mr. Grace's widow
         New York, NY 10022                and a company he formerly
                                           controlled

* The Estate of Oliver R. Grace beneficially owns 436,480 units (including 44,750 units held in trusts of which the Estate of Oliver R. Grace is the trustee). In addition, other members of the family beneficially own an additional 203,865 units, which represents approximately 11.1% of the units outstanding. The Estate of Oliver R. Grace disclaims beneficial ownership with respect to these additional units as well as the 44,750 units held in certain trusts.

         The General Partner owns 25,000 partnership units, representing approximately 1.4% of all units issued and outstanding.

         In December 1995, following an unsolicited offer from a securities broker-dealer to sell all of the units it owned to Mr. John S. Grace, the president of the General Partner, an agreement was reached among Mr. Grace, the Partnership, and such broker-dealer which provided for, among other things:
(i) a fifteen-year "standstill" by such broker-dealer; (ii) the purchase by Mr. Grace from such broker-dealer of 22,160 units, representing all of the units then held by such broker-dealer, for aggregate consideration of $5,540.00, equivalent to $0.25 per unit; and (iii) the allocation of the consideration per unit as being $0.10 for the standstill covenant and $0.15 for the purchase price.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1995 the Partnership borrowed $200,000 from Mr. John S. Grace, president of the General Partner, in the form of a promissory note. The note bears interest at a rate equal to 6% over 12-month LIBOR (currently 12%), requires quarterly interest payments, and is due on June 1, 1998. The Partnership may repay any or all of such note without penalty. During 1995, the Partnership paid $14,000 in interest on such note and pre-paid $30,000 in December 1995.

         For fiscal years 1995, 1994, and 1993, the General Partners elected to charge the Partnership for services and office space. These charges include $16,990 in 1995, $38,000 in 1994, and $36,100 in 1993 for legal services,
$7,182 in 1993 for consulting services, and $15,000 in 1995 and 1994 and $15,154 in 1993 for rent on office space used by various members of the Partnership's management. The General Partners fees were $60,000, $60,000, and $63,000 for 1995, 1994, and 1993, respectively (see Item 11, "Executive Compensation"). These charges have been included in selling, general and administrative expenses. On January 5, 1994 and September 30, 1994, $45,463 and $15,000, respectively, of accrued rent was paid to an affiliate of the General Partner.

         To fund certain capital expenditures and for working capital purposes, on August 22, 1994, the Partnership sold 25,000 partnership units to Grace Property Management, Inc., the General Partner, for an aggregate of $10,000, or $0.40 per unit.

         The Partnership paid a former General Partner $50,000 during 1994 and an additional $50,000 to September 30, 1995 in lieu of accrued but unpaid General Partner's fees due to him. See Item 11, "Executive Compensation."

         Except for the preceding items, there were no other transactions between Management (or the immediate families of Management) and the Registrant during the fiscal year ended December 31, 1995 or thereafter. Further, there were no other related party transactions and there existed no indebtedness to the Registrant from Management (or any member of the immediate family of Management.)


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The following documents are filed as part of this report:

         (a)(1)  INDEX TO FINANCIAL STATEMENTS

                 The following financial information is contained within
                 Exhibit 1, "Audited Financial Statements:"

                                                                                     Page
                                                                                     ----
                 Independent Auditors' Report                                        F-1

                 Balance Sheet at December 31, 1995, and
                 September 30, 1994                                                  F-2

                 Statements of Operations for the fiscal
                 years ended December 31, 1995 and
                 September 30, 1994, and 1993                                        F-3

                 Statements of Partners' Capital for the
                 fiscal years ended December 31, 1995 and
                 September 30, 1994 and 1993                                         F-4

                 Statements of Cash Flows for the fiscal
                 years ended December 31, 1995 and
                 September 30, 1994, and 1993                                        F-5

                 Notes to Financial Statements                                       F-6

                 The following financial information is contained within
                 Exhibit 2, "Audited Financial Statements:"

                                                                                     Page
                                                                                     ----
                 Independent Auditors' Report                                        F-1

                 Balance Sheet at December 31, 1994                                  F-2

                 Statement of Operations for the three
                 months ended December 31, 1994                                      F-3

                 Statements of Partners' Capital for the three
                 months ended December 31, 1994                                      F-4

                 Statements of Cash Flows for the three
                 months ended December 31, 1994                                      F-5

                 Notes to Financial Statements                                       F-6

         (a)(2)  INDEX TO FINANCIAL SCHEDULES

                 All schedules required are either contained within the Notes to Financial Statements included in Exhibits 1 and 2 or are not applicable.

         (a)(3)  EXHIBITS

                 A. The Limited Partnership Agreement of Reeves Telecom Associates sets forth the rights of unit holders. It has been previously filed as Exhibit B to Amendment No.2 to Registrant's Registration Statement on Form S-14 dated March 28, 1980 (Registration No.2-66452), which Agreement is incorporated herein by reference.

                 B. The Robert C. Cantwell IV, MAI appraisals of the Boiling Spring Lakes property dated 12/21/88, 7/17/84, and 2/23/82, which were filed as a part of Form 10-K for September 30, 1988 and which are incorporated herein by reference.

                 C. The Robert C. Cantwell IV, MAI appraisal of the Boiling Spring Lakes property dated September 10, 1993, which appraisal was filed as part of Form 10-K for September 30, 1993 and which is incorporated herein by reference.

                 D. The Robert C. Cantwell IV, MAI appraisal of the Boiling Spring Lakes property dated July 10, 1995, filed as Exhibit 3 annexed hereto.

         (b)     REPORTS ON FORM 8-K

                 No current reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      REEVES TELECOM LIMITED PARTNERSHIP

Signatures                                         Title                               Date





By:  Grace Property
Management, Inc.                                   General Partner                     March 28, 1995
                                                                                      ---------------


By:       /s/JOHN S. GRACE
         -----------------------
         John S. Grace
         President

                   EXHIBIT 1: AUDITED FINANCIAL STATEMENTS
                              DECEMBER 31, 1995

                       REEVES TELECOM LIMITED PARTNERSHIP

                              Financial Statements

                 December 31, 1995, September 30, 1994 and 1993

                  (With Independent Auditors' Report Thereon)

                       REEVES TELECOM LIMITED PARTNERSHIP

                              Financial Statements


                               Table of Contents





Independent Auditors' Report

Financial Statements:

      Balance Sheets
      December 31, 1995, September 30, 1994 and 1993

      Statements of Operations
      Years ended December 31, 1995, September 30, 1994 and 1993

      Statements of Partners' Capital
      Years ended December 31, 1995, September 30, 1994 and 1993

      Statements of Cash Flows
      Years ended December 31, 1995, September 30, 1994 and 1993


Notes to Financial Statements

                       (KMPG PEAT MARWICK LLP LETTERHEAD)



                          Independent Auditors' Report


The Partners
Reeves Telecom Limited Partnership:

We have audited the balance sheets of Reeves Telecom Limited Partnership (the "Partnership") as of December 31, 1995 and September 30, 1994, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1995, September 30, 1994 and September 30, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995 and September 30, 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, September 30, 1994 and 1993, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 12 to the financial statements, the Partnership's recurring losses from operations and liquidity position raise substantial doubt about the entity's ability to continue in existence while attempting to sell the remaining assets of the Partnership. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result should the Partnership be unable to continue in existence.


/s/ KMPG PEAT MARWICK LLP


February 9, 1996

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 Balance Sheets

                    December 31, 1995 and September 30, 1994




                              Assets                                               1995               1994
                              ------                                               ----               ----
Current assets - cash                                                        $     73,860            178,294

Land held for sale and related buildings
    and equipment, net (note 3)                                                   910,183            790,566
Contracts on land sales, net                                                          -                1,292
Other assets                                                                        1,201              3,412
                                                                               ----------       ------------

                                                                             $    985,244            973,564
                                                                               ==========       ============

                 Liabilities and Partners' Capital
                 ---------------------------------

Current liabilities:
    Accounts payable and accrued expenses (note 4)                                527,233            495,338
    Current portion of long-term debt (note 5)                                      4,234              3,974
                                                                               ----------       ------------
                 Total current liabilities                                        531,467            499,312
                                                                               ----------       ------------

Long-term debt, excluding current portion (note 5)                                172,945              8,473

Partners' capital (notes 1 and 12)  - issued and outstanding
    1,828,258 units at December 31, 1995 and
    September 30, 1994                                                            280,832            465,779

Commitments and contingent liability (note 7)
                                                                               ----------       ------------

                                                                             $    985,244            973,564
                                                                               ==========       ============




See accompanying notes to financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                            Statements of Operations

           Years ended December 31, 1995, September 30, 1994 and 1993




                                                                  1995            1994             1993
                                                                  ----            ----             ----
Revenues:
    Land sales (notes 2, 3 and 7)                        $       209,055          516,623          130,931
    Profit on land sales recognized under
         installment method                                        6,599            1,000            2,967
    Country Club revenue                                         340,699          345,737              -
    Interest income and finance charges                            2,281            4,305            4,176
    Gain (loss) on cancellations of
         land sales contracts                                        -                -             (2,020)
                                                            ------------     ------------     ------------
                                                                 558,634          867,665          136,054
                                                            ------------     ------------     ------------
Expenses:
    Selling, general and administrative
         expenses (note 6)                                       293,277          357,536          293,760
    Selling, general and administrative expenses
         of Country Club (note 6)                                299,177          301,562              -
    Direct costs of land sold (note 3)                            95,992          184,450           74,825
    Depreciation                                                  39,190           13,276           12,224
    Interest                                                      14,627              691            2,170
                                                            ------------     ------------     ------------
                                                                 742,263          857,515          382,979
                                                            ------------     ------------     ------------

                 Income (loss) before other
                     income and expense                         (183,629)          10,150         (246,925)

Other income (expense):
    Timber sales (note 11)                                        35,920           91,611          202,830
    Loss on disposal of fixed assets                                 -            (29,850)         (56,652)
    Miscellaneous (note 7)                                         7,765           36,939           14,160
                                                            ------------     ------------     ------------
                                                                  43,685           98,700          160,338
                                                            ------------     ------------     ------------

                 Net income (loss)                       $      (139,944)         108,850          (86,587)
                                                           =============     ============     ============


Income (loss) per partnership unit                       $          (.08)             .06             (.04)
                                                           =============     ============     ============

Weighted average partnership units outstanding                 1,828,258        1,906,366        2,295,842
                                                           =============     ============     ============





See accompanying notes to financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                        Statements of Partners' Capital

           Years ended December 31, 1995, September 30, 1994 and 1993




                                                                  1995            1994             1993
                                                                  ----            ----             ----
Partners' capital at beginning of year                   $       420,776          539,004          625,591

Net income (loss)                                               (139,944)         108,850          (86,587)
Repurchase of partnership units (492,584
    units) at cost of $.39 per unit (note 7)                         -           (192,075)             -


Sale of partnership units (25,000 units at
    $.40 per unit)                                                   -             10,000              -
                                                            ------------     ------------     ------------


Partners' capital at end of year                         $       280,832          465,779          539,004
                                                           =============     ============     ============




See accompanying notes to financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                            Statements of Cash Flows

           Years ended December 31, 1995, September 30, 1994 and 1993





                                                                    1995             1994             1993
                                                                    ----             ----             ----
Cash flows from operating activities:
    Net income (loss)                                          $   (139,944)         108,850        (86,587)
    Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating
         activities:
             Depreciation                                            39,190           13,276         12,224
             Loss on disposal of fixed assets                           -             29,850         56,652
             Gain on transfer of land in exchange for
                 partnership units                                      -           (192,075)           -
             Change in assets and liabilities:
                 Other assets, net                                    1,711           (1,711)           -
                 Contracts on land sales, net                         1,292              817          6,549

                 Accounts payable and accrued expenses                7,630          (47,659)        99,959
                                                                 ----------          -------        -------
                     Net cash provided by (used in)
                          operating activities                      (90,121)         (88,652)        88,797
                                                                 ----------       ----------        -------

Cash flows from investing activities:
    Land held for sale and related buildings
         and equipment                                             (138,300)          25,873         76,426
    Payments on notes receivable                                        -                -           18,775
                                                                 ----------       ----------        -------
                     Net cash provided by
                          investing activities                     (138,300)          25,873         95,201
                                                                 ----------       ----------        -------

Cash flows from financing activities:
    Proceeds from reissuance of partnership units                       -             10,000            -
    Proceeds from issuance of long-term debt                        200,000           12,447            -
    Repayment of long-term debt                                     (35,268)         (31,000)           -
                                                                 ----------       ----------        -------
                     Net cash provided by (used in)
                          financing activities                      164,732           (8,553)           -
                                                                 ----------       ----------        -------

Net increase (decrease) in cash                                     (63,689)         (71,332)       183,998

Cash at beginning of year                                           137,549          249,626         65,628
                                                                 ----------       ----------        -------

Cash at end of year                                            $     73,860          178,294        249,626
                                                                 ==========       ==========        =======

Supplemental information:
    Interest paid                                              $     14,627              691          2,170
                                                                 ==========       ==========        =======
    Exchange of land for partnership units                     $        -            192,075            -
                                                                 ==========       ==========        =======



See accompanying notes to financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                         Notes to Financial Statements

                 December 31, 1995, September 30, 1994 and 1993





(1)   Plan of Liquidation

      On May 17, 1979 the stockholders of Reeves Telecom Corporation (the "Corporation") approved a plan of liquidation (the "plan") for the Corporation and its subsidiaries. The plan, which was determined by the Internal Revenue Service to qualify as a Section 337 liquidation, authorized the Corporation's Board of Directors to sell the Corporation's assets and distribute any remaining unsold assets to its stockholders and/or a liquidation trust. On May 8, 1980, stockholders at a special meeting approved an amendment to the plan whereby assets not sold within one year of the date the plan was approved could, at the discretion of the Board of Directors, be transferred from the Corporation to a South Carolina limited partnership which would undertake to sell the remaining assets on behalf of the stockholders. On May 15, 1980, the Corporation was liquidated and all of its unsold assets and liabilities were transferred to Reeves Telecom Associates, a South Carolina limited partnership (the "Partnership"). Stockholders of the Corporation received one partnership unit in exchange for each share of common stock. The units are registered under the Securities Act of 1933 but are not listed on any national securities exchange. In January 1987, pursuant to a change in South Carolina law, the Partnership's legal name was changed from Reeves Telecom Associates to Reeves Telecom Limited Partnership.

      Pursuant to the plan, the Corporation sold all of its broadcasting assets and substantially all of the land held for development and sale at one of its two land development locations and distributed cash to its stockholders of $.90 per share on February 29, 1980 and $2.30 per share on May 15, 1980.

      Remaining assets relate primarily to land held for sale, and cash, generated primarily from the sale of timber and real estate (note 3).

      The Partnership's Managing General Partner is Grace Property Management, Inc.


(2)   Summary of Significant Accounting Policies

      (a)   Basis of Accounting

            The accompanying financial statements have been prepared using the accrual basis of accounting. The Partnership's assets have been written down, from time to time, to reflect their fair values based upon appraisals. The Partnership changed its fiscal year end from September 30, to December 31. This change became effective as of December 31, 1995.

      (b)   Land Sales

            From July 1960 through 1981 the Partnership and its predecessor corporation sold land, that had been sub-divided into individual lots, under installment payment agreements. Buyers agreed to make periodic payments, usually on a monthly basis generally for a term of ten years. The payments consisted of amortization of the unpaid balance of the selling price plus interest thereon at rates which ranged from 6% to 12%. The Partnership accounts for these sales using the installment method of accounting. Under this method the profit realized on the sale is taken into income on a pro-rata basis as payments of principal are received. Beginning in 1982, installment land sales were discontinued. All sales during fiscal 1993, 1994 and 1995 have been for cash.

                       REEVES TELECOM LIMITED PARTNERSHIP

                         Notes to Financial Statements




(2)   Summary of Significant Accounting Policies, Continued

            Direct costs of land sold on the installment basis, which are used in the determination of deferred profit, consist of raw land costs, costs of developing roads, drainage canals and other improvements (including estimated future development costs to be incurred on sold lots) and selling costs directly related to the sales. Land cost included in direct costs of land sold represents the proportionate amount of the total estimated project costs based on the sales value of the lot to the total estimated project sales value. Following the inability of the Partnership to effect a bulk sale of all of its remaining land holdings, the sale of individual lots for cash has been emphasized in recent years (note 3) and is expected to continue at least for the near term.

            When a land contract is canceled, operations are charged for the amount of the unpaid receivable in excess of the sum of the unamortized deferred profit and the value (lower of cost or market) of the repossessed lot.

      (c)   Land Held for Sale and Related Buildings and Equipment

            Land held for development or sale is recorded at the lower of cost less previously established valuation allowances or estimated fair value. Related buildings and equipment are stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is calculated on the straight-line basis over the estimated useful lives of 8 to 25 years for buildings and 5 to 20 years for equipment and land improvements.

      (d)   Use of Estimates in the Preparation of Financial Statements

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (e)   Accounting and Reporting Changes

            In March 1995, the FASB issued Statement Number 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement is effective for the year ending December 31, 1996, and is not expected to have a material impact on the Partnership's financial statements.

      (f)   Fair Value of Financial Instruments

            The Financial Accounting Standards Board issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," ("SFAS 107") in December 1991. SFAS 107 requires disclosures about the fair value of all financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. The carrying amount of financial instruments included in accounts payable and accrued expenses are deemed reasonable estimates of their fair value. The Company adopted the provisions of SFAS 107 in 1995 as required for companies its size.

                       REEVES TELECOM LIMITED PARTNERSHIP

                         Notes to Financial Statements




(3)   Land Held for Sale and Related Buildings and Equipment

      The land held for sale in the Partnership's Boiling Springs Lakes, North Carolina property consists of the following: (1) 159.9 acres comprising an 18 hole operating sprinklered golf course together with a club house and maintenance buildings; (2) 159 detached single family lots located near the golf course which have been surveyed and platted and are suitable for building; (3) 194 acres surrounding the golf course which could be developed; (4) 3,355 surveyed and platted lots of which approximately 8% are suitable for building, 6% are conditionally suitable for building and the balance are unsuitable for building; (5) over 4,000 acres of wetlands and woodlands which have no development potential; and
      (6) a sales office.

      During July 1995, the Partnership obtained an appraisal of the Boiling Spring Lakes property. Based upon the updated appraisal, the valuation allowance established in previous years of $1,902,644 was considered adequate. Management believes that based upon the 1995 sales activities and the golf course operations, the valuation allowance continues to be adequate.

      A summary of land held for sale and related buildings and equipment at December 31, 1995 and September 30, 1994 follows:

                                                                              1995              1994
                                                                              ----              ----
           Boiling Spring Lakes:
               Land held for sale                                      $     2,266,541         2,369,934
               Other land and land improvements                                394,045           221,449
               Buildings                                                       201,243           173,578
               Equipment                                                       262,121           193,617
                                                                         -------------     -------------
                                                                             3,123,950         2,958,578

           Pimlico Plantation lots                                                 500               500
           Less:
               Accumulated depreciation                                        311,623           265,868
               Valuation allowance                                           1,902,644         1,902,644
                                                                         -------------     -------------
                                                                       $       910,183           790,566
                                                                         =============     =============

(4)   Accounts Payable and Accrued Expenses

      A summary of accounts payable and accrued expenses at December 31, 1995 and September 30, 1994 follows:

                                                                               1995             1994
                                                                               ----             ----
               General partner fees                                      $     312,668          287,668
               Legal fees                                                       81,728           86,738
               Rent                                                             33,904           15,154
               Brokerage commission                                             30,000           30,000
               Taxes, other than taxes on income                                45,940           30,408
               Accounting fees                                                  17,500           17,500
               Other                                                             5,493           27,870
                                                                           -----------      -----------

                                                                         $     527,233          495,338
                                                                           ===========      ===========


      General Partner fees, brokerage commission, rent, and legal fees represent amounts due to affiliates of the General Partners.

                       REEVES TELECOM LIMITED PARTNERSHIP

                         Notes to Financial Statements




(5)   Long-Term Debt

      Long-term debt at December 31, 1995 and September 30, 1994 consist of the following:

                                                                                    1995             1994
                                                                                    ----             ----
           Unsecured note payable to John S. Grace, an affiliate
                   of the General Partner, at 12 month LIBOR plus
                   6% interest, due in June 1998                               $    170,000              -

           Note payable secured by equipment purchased in
                   1994, at 5.09% interest, maturing in
                   September 1997                                                     7,179           12,447
                                                                                 ----------       ----------

                                                                                    177,179           12,447
                        Less current portion                                          4,234            3,974
                                                                                 ----------       ----------

                        Noncurrent debt                                        $    172,945            8,473
                                                                                 ==========       ==========

      There is no accrued interest payable on either of the notes as of December 31, 1995 or September 30, 1994. The fair value of the outstanding notes payable approximates its carrying value as of December 31, 1995.

(6)   Selling, General and Administrative Expenses

      During fiscal 1994, the Partnership took over management of Fox Squirrel Country Club golf course. During previous years, management of the course had been on contracted to a third party. Revenues and expenses in 1995 and 1994 reflect the addition of operations of the golf course.

      A summary of selling, general and administrative expenses, excluding the Country Club, for the years ended December 31, 1995 and September 30, 1994 and 1993 follows:

                                                                  1995            1994             1993
                                                                  ----            ----             ----
           Salaries and payroll taxes                       $     46,920           69,434           46,080
           Fees to General Partners                               60,000           60,000           63,000
           Legal fees                                             22,050           38,147           41,766
           Real estate taxes                                      47,796           36,355           39,182
           Advertising                                            16,966           20,980            1,212
           General maintenance and repairs                           -              7,708              956
           Accounting and tax preparation fees                    16,446           26,387           25,587
           Rent                                                   15,000           15,000           15,154
           Group insurance                                         9,266            9,293            8,469
           Travel                                                  7,097            5,158            7,078
           Insurance - general                                    10,541           13,867            6,379
           Other                                                  41,195           55,207           38,897
                                                              ----------       ----------       ----------

                   Total                                    $    293,277          357,536          293,760
                                                              ==========       ==========       ==========

                       REEVES TELECOM LIMITED PARTNERSHIP

                         Notes to Financial Statements




(6)   Selling, General and Administrative Expenses, Continued

      A summary of general and administrative expenses for the Country Club for the years ended December 31 1995 and September 30, 1994 follows:

                                                                 1995             1994
                                                                 ----             ----
           Salaries and payroll taxes                       $    154,133          156,934
           Repairs and maintenance                                41,728           46,926
           Equipment rental and leases                            32,908           30,279
           Utilities                                              21,098           20,958
           Concessions                                            15,695           20,183
           Advertising                                            12,190            8,447
           Insurance                                               3,515            5,485
           Other                                                  17,910           12,350
                                                              ----------       ----------

                                                            $    299,177          301,562
                                                              ==========       ==========

(7)   Related Party Transactions

      For fiscal years 1995, 1994 and 1993, the General Partners charged the Partnership for services and office space. These charges include $16,990 in 1995, $38,000 in 1994 and $36,100 in 1993 for legal services, $7,182 in 1993 for consulting services provided by affiliates of the General Partners in connection with the continuing operations of the Partnership, and $15,000 in 1995, 1994 and 1993 for rent on office space used by various members of the Partnership's management. The General Partners' fees were $60,000, $60,000 and $63,000 for fiscal 1995, 1994 and 1993, respectively. Due to the resignation of a former general partner, the partnership settled accrued general partner fees from prior years at less than the accrued amount. The decrease in general partner fees related to the former partner amounted to $31,000 and is included in other income in 1994. General partners fees and other related charges have been included in selling, general and administrative expenses.

      In fiscal 1994, 23 lots at Pimlico Plantation with a carrying value of $15,450 were transferred to a major unitholder in exchange for $10,000 cash and 492,584 units valued at $192,075 held by such unitholder. This transaction was recorded at the fair value of the property transferred. The remaining two lots at Pimlico are on the Partnership's balance sheet at a nominal amount.

                       REEVES TELECOM LIMITED PARTNERSHIP

                         Notes to Financial Statements




(8)   Litigation

      In the past, litigation has been filed against the Partnership claiming breach of contract because lots guaranteed in the sales contract as being "high, dry and suitable for building" will not pass current county health department requirements regarding the installation of septic tanks and on-site sewage disposal systems. Management contends this language does not constitute a guarantee of soil conditions for sewer purposes and that even if it did, installation and use of septic tanks on these lots would have been permitted under county regulations in effect prior to August 1976 and that it had no way of knowing that stricter regulations would later be enacted. In the event litigation is filed which results in an unfavorable ruling, possible remedies could include: refunding the purchase price of the lots; building nitrification fields with fill dirt that would allow installation of sewage disposal systems on the lots; providing the litigants with lots that will pass current county health department requirements; and paying monetary damages. If mandated, the cost of such remedial action in the aggregate could be substantial. No provision for this contingent liability has been made in the accompanying financial statements; however, at December 31, 1995 no suits or claims are pending against the Partnership related to this matter.

(9)   Income Taxes

      Results of operations of the Partnership are taxable to the partners and no recognition of Federal and state income tax is included in the financial statements.

      The Corporation received favorable rulings from the Internal Revenue Service regarding the qualification of the liquidation under Section 337 of the Internal Revenue Code and the formation of the Partnership for holding and maintaining the assets during the final liquidation period discussed in note 1.


(10)  Leases

      During fiscal 1994, the Partnership entered into two operating leases and assumed a third operating lease when it took over management of the golf course. The minimum lease payments under these leases as of December 31, 1995 are as follows:

                   1996                                                   $    30,837
                   1997                                                        15,209
                   1998                                                           -
                   1999                                                           -
                   2000                                                           -
                                                                             --------

                                                                          $    46,046
                                                                             ========

      Equipment rental and lease expense for 1995 and 1994 was $32,908 and $30,279, respectively.

                       REEVES TELECOM LIMITED PARTNERSHIP

                         Notes to Financial Statements




(11)  Timber Sales

      During 1995, 1994 and 1993, the Partnership earned $35,920, $91,611 and $202,830, respectively, in revenues from the sale of timber on certain unsold lots and unplatted woodlands. The sale of timber should not be considered an on-going source of revenue to the Partnership.


(12)  Liquidity and Going Concern Issues

      Cash generated from Fox Squirrel Country Club and individual lot sales may not be sufficient to meet future operating costs, debt service and other cash requirements. Operating cash flow was negative for fiscal years 1995 and 1994 and would have been negative in 1993 were it not for over $202,000 in revenues from the sale of timber. There are limited prospects for additional revenue from timber sales beyond 1995. Further, at December 31, 1995, the current liabilities of the Partnership exceeded its current assets by approximately $576,000. No reasonable offer has been received for the assets of the Partnership due principally to the fact that the majority of the land is wetland and that most of the unsold plotted lots do not satisfy current county health standards regarding the installation of septic tanks and on-site sewage disposal systems. If the Partnership's cash flow is less than Management's expectations, capital programs presently planned may be either postponed, scaled back, or eliminated, and certain operating expenditures may be either deferred or, in the case of payments to affiliates of the General Partner, accrued. Despite such contingency plans by Management, the above mentioned factors indicate that the Partnership may be unable to continue in existence while attempting to complete the sale and liquidation of the Partnership's remaining assets. The financial statements have been prepared assuming that Reeves Telecom Limited Partnership will continue as a going concern. The Partnership's recurring losses from operations in prior years and liquidity position raise substantial doubt about the entity's ability to continue in existence while attempting to sell the remaining assets of the Partnership. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result should the Partnership be unable to continue in existence.

                   EXHIBIT 2: AUDITED FINANCIAL STATEMENTS
                              DECEMBER 31, 1994

                       REEVES TELECOM LIMITED PARTNERSHIP

                              Financial Statements

               December 31, 1994 and the Three months then ended

                  (With Independent Auditors' Report Thereon)

                       REEVES TELECOM LIMITED PARTNERSHIP

                              Financial Statements


                               Table of Contents





Independent Auditors' Report

Financial Statements:

      Balance Sheet
      December 31, 1994

      Statement of Operations
      Three months ended December 31, 1994

      Statement of Partners' Capital
      Three months ended December 31, 1994

      Statement of Cash Flows
      Three months ended December 31, 1994


Notes to Financial Statements

                       (KPMG PEAT MARWICK LLP LETTERHEAD)




                          Independent Auditors' Report


The Partners
Reeves Telecom Limited Partnership:

We have audited the balance sheet of Reeves Telecom Limited Partnership (the "Partnership") as of December 31, 1994, and the related statement of operations, partners' capital and cash flows for the three months then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reeves Telecom Limited Partnership as of December 31, 1994, and the results of its operations and its cash flows for the three months then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Reeves Telecom Limited Partnership will continue as a going concern. As discussed in
Note 12 to the financial statements, the Partnership's recurring losses from operations in prior years and liquidity position raise substantial doubt about the entity's ability to continue in existence while attempting to sell the remaining assets of the Partnership. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result should the Partnership be unable to continue in existence.

/s/ KPMG PEAT MARWICK LLP


February 9, 1996

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 Balance Sheet

                               December 31, 1994




                              Assets
                              ------

Current assets - cash                                                                         $      137,549

Land held for sale and related buildings
    and equipment, net (note 3)                                                                      811,073
Other assets                                                                                           4,204
                                                                                                 -----------

                                                                                              $      952,826
                                                                                                 ===========

                 Liabilities and Partners' Capital
                 ---------------------------------

Current liabilities:
    Accounts payable and accrued expenses (note 4)                                                   519,603
    Notes payable (note 5)                                                                             4,025
                                                                                                 -----------
                 Total current liabilities                                                           523,628
                                                                                                 -----------

Long-term debt                                                                                         8,422

Partners' capital (notes 1 and 12)  - issued and outstanding
    1,828,258 units at December 31, 1994                                                             420,776
                                                                                                 -----------


                                                                                              $      952,826
                                                                                                 ===========





See accompanying notes to financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                            Statement of Operations

                      Three Months ended December 31, 1994




Revenues:
    Land sales (note 2)                                                                     $       27,075
    Country Club revenue                                                                            68,189
    Interest income and finance charges                                                                593
                                                                                              ------------
                                                                                                    95,857
                                                                                              ------------
Expenses:
    Selling, general and administrative
         expenses (note 6)                                                                          54,317
    Selling, general and administrative expenses of
         Country Club (note 6)                                                                      81,458
    Direct costs of land sold                                                                       13,900
    Depreciation                                                                                     6,566
                                                                                              ------------
                                                                                                   156,241

                 Loss before other income and expense                                              (60,384)
                                                                                              ------------

Other income:
    Timber sales (note 11)                                                                          15,381
                                                                                              ------------

                 Net loss                                                                   $      (45,003)
                                                                                              ============

Loss per partnership unit                                                                   $        (0.02)
                                                                                              ============

Weighted average partnership units outstanding                                                   1,828,258
                                                                                              ============





See accompanying notes to financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                         Statement of Partners' Capital

                      Three Months ended December 31, 1994



Partners' capital at September 30, 1994                                                          $   465,779

Net loss                                                                                             (45,003)
                                                                                                   ---------

Partners' capital at December 31, 1994                                                           $   420,776
                                                                                                   =========





See accompanying notes to financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                            Statement of Cash Flows

                      Three Months ended December 31, 1994





Cash flows from operating activities:
    Net loss                                                                                      $ (45,003)
    Adjustments to reconcile net loss to net
         cash provided by operating activities:
             Depreciation                                                                             6,566
             Change in assets and liabilities:
                 Contracts on land sales, net                                                           499
                 Land held for sale and related buildings and equipment                             (27,073)
                 Accounts payable and accrued expenses                                               24,266
                                                                                                    -------

Net decrease in cash                                                                                (40,745)

Cash at beginning of quarter                                                                        178,294
                                                                                                    -------

Cash at end of quarter                                                                            $ 137,549
                                                                                                    =======




See accompanying notes to financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                         Notes to Financial Statements

                               December 31, 1994





(1)   Plan of Liquidation

      On May 17, 1979 the stockholders of Reeves Telecom Corporation (the "Corporation") approved a plan of liquidation (the "plan") for the Corporation and its subsidiaries. The plan, which was determined by the Internal Revenue Service to qualify as a Section 337 liquidation, authorized the Corporation's Board of Directors to sell the Corporation's assets and distribute any remaining unsold assets to its stockholders and/or a liquidation trust. On May 8, 1980, stockholders at a special meeting approved an amendment to the plan whereby assets not sold within one year of the date the plan was approved could, at the discretion of the Board of Directors, be transferred from the Corporation to a South Carolina limited partnership which would undertake to sell the remaining assets on behalf of the stockholders. On May 15, 1980, the Corporation was liquidated and all of its unsold assets and liabilities were transferred to Reeves Telecom Associates, a South Carolina limited partnership (the "Partnership"). Stockholders of the Corporation received one partnership unit in exchange for each share of common stock. The units are registered under the Securities Act of 1933 but are not listed on any national securities exchange. In January 1987, pursuant to a change in South Carolina law, the Partnership's legal name was changed from Reeves Telecom Associates to Reeves Telecom Limited Partnership.

      Pursuant to the plan, the Corporation sold all of its broadcasting assets and substantially all of the land held for development and sale at one of its two land development locations and distributed cash to its stockholders of $.90 per share on February 29, 1980 and $2.30 per share on May 15, 1980.

      Remaining assets relate primarily to land held for sale, and cash, generated primarily from the sale of timber and real estate (note 3).

      The Partnership's Managing General Partner is Grace Property Management, Inc.

(2)   Summary of Significant Accounting Policies

      (a)   Basis of Accounting

            The accompanying financial statements have been prepared using the accrual basis of accounting. The Partnership's assets have been written down, from time to time, to reflect their fair values based upon appraisals. The Partnership changed its fiscal year end from September 30, to December 31. This change became effective as of December 31, 1995.

      (b)   Land Sales

            All sales during the three months ended December 31, 1994 have been for cash. Land cost included in direct costs of land sold represents the proportionate amount of the total estimated project costs based on the sales value of the lot to the total estimated project sales value. Following the inability of the Partnership to effect a bulk sale of all of its remaining land holdings, the sale of individual lots for cash has been emphasized in recent years (note 3) and is expected to continue at least for the near term.

                       REEVES TELECOM LIMITED PARTNERSHIP

                         Notes to Financial Statements




(2)   Summary of Significant Accounting Policies, Continued

      (c)   Land Held for Sale and Related Buildings and Equipment

            Land held for development or sale is recorded at the lower of cost less previously established valuation allowances or estimated fair value. Related buildings and equipment are stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is calculated on the straight-line basis over the estimated useful lives of 8 to 25 years for buildings and 5 to 20 years for equipment and land improvements.

      (d)   Use of Estimates in the Preparation of Financial Statements

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (e)   Accounting and Reporting Changes

            In March 1995, the FASB issued Statement Number 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement is effective for the year ending December 31, 1996, and is not expected to have a material impact on the Partnership's financial statements.

      (f)   Fair Value of Financial Instruments

            The Financial Accounting Standards Board issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," ("SFAS 107") in December 1991. SFAS 107 requires disclosures about the fair value of all financial instruments whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. The carrying amount of financial instruments included in accounts payable and accrued expenses are deemed reasonable estimates of their fair value. The Company adopted the provisions of SFAS 107 in 1995 as required for companies its size.

(3)   Land Held for Sale and Related Buildings and Equipment

      The land held for sale and buildings and equipment in the Partnership's Boiling Springs Lakes, North Carolina property consists of the following:
      (1) 159.9 acres comprising an 18 hole operating sprinklered golf course together with a club house and maintenance buildings; (2) 164 detached single family lots located near the golf course which have been surveyed and platted and are suitable for building; (3) 194 acres surrounding the golf course which could be developed; (4) 3,387 surveyed and platted lots of which approximately 8% are suitable for building, 6% are conditionally suitable for building and the balance are unsuitable for building; (5) over 4,000 acres of wetlands and woodlands which have no development potential; and (6) a sales office.

                       REEVES TELECOM LIMITED PARTNERSHIP

                         Notes to Financial Statements




(3)   Land Held for Sale and Related Buildings and Equipment, Continued

      During September 1993, the Partnership obtained an appraisal of the Boiling Spring Lakes property. Based upon the updated appraisal, the valuation allowance established in previous years of $1,902,644 was considered adequate. Management believes that based upon the sales activities and the golf course operations during the three months ended December 31, 1994, the valuation allowance continues to be adequate.

      A summary of land held for sale and related buildings and equipment at December 31, 1994 follows:

           Boiling Spring Lakes:
               Land held for sale                                                        $     2,362,534
               Other land and land improvements                                                  222,264
               Buildings                                                                         173,578
               Equipment                                                                         227,275
                                                                                           -------------
                                                                                               2,985,651

           Pimlico Plantation lots                                                                   500
           Less:
               Accumulated depreciation                                                          272,434
               Valuation allowance                                                             1,902,644
                                                                                           -------------

                                                                                         $       811,073
                                                                                           =============

(4)   Accounts Payable and Accrued Expenses

      A summary of accounts payable and accrued expenses at December 31, 1994 follows:



               General partner fees                                                       $     302,668
               Legal fees                                                                        86,738
               Rent                                                                              18,904
               Brokerage commission                                                              30,000
               Taxes, other than taxes on income                                                 35,925
               Accounting fees                                                                   17,500
               Other                                                                             27,868
                                                                                            -----------

                                                                                          $     519,603
                                                                                            ===========

      General Partner fees, accrued brokerage commission, rent, legal fees, and $7,182 of other represent amounts due to affiliates of the General Partners.


(5)   Notes Payable

      The note payable at December 31, 1994 relates to equipment purchased during 1994. The note matures in September 1997. The fair value of the note payable approximates its carrying value as of December 31, 1994.

                       REEVES TELECOM LIMITED PARTNERSHIP

                         Notes to Financial Statements




(6)   Selling, General and Administrative Expenses

      During 1994, the Partnership took over management of Fox Squirrel Country Club golf course. During previous years, management of the course had been on contract.

      A summary of selling, general and administrative expenses, excluding the Country Club, for the three months ended December 31, 1994 follows:


           Salaries and payroll taxes                                                         $     12,601
           Fees to General Partners                                                                 15,000
           Advertising                                                                               4,353
           Accounting and tax preparation fees                                                       7,500
           Rent                                                                                      3,750
           Group insurance                                                                           2,328
           Travel                                                                                    1,521
           Insurance - general                                                                       3,742
           Other                                                                                     3,522
                                                                                                ----------

                   Total                                                                      $     54,317
                                                                                                ==========

      A summary of general and administrative expenses for the Country Club for the three months ended December 31, 1994 follows:

           Salaries and payroll taxes                                                         $     39,509
           Repairs and maintenance                                                                  17,490
           Equipment rental and leases                                                               8,831
           Utilities                                                                                 4,053
           Concessions                                                                               3,431
           Advertising                                                                               2,051
           Insurance                                                                                 1,171
           Other                                                                                     4,922
                                                                                                ----------

                                                                                              $     81,458
                                                                                                ==========

      For the three months ended December 31, 1994, the General Partners charged the Partnership for services and office space. These charges include $3,750 for rent on office space used by various members of the Partnership's management and $15,000 of General Partners' fees. Both of these charges have been included in selling, general and administrative expenses.

                       REEVES TELECOM LIMITED PARTNERSHIP

                         Notes to Financial Statements




(7)   Litigation

      In the past, litigation has been filed against the Partnership claiming breach of contract because lots guaranteed in sales contracts as being "high, dry and suitable for building" will not pass current county health department requirements regarding the installation of septic tanks and on-site sewage disposal systems. Management contends this language does not constitute a guarantee of soil conditions for sewer purposes and that even if it did, installation and use of septic tanks on these lots would have been permitted under county regulations in effect prior to August 1976 and that it had no way of knowing that stricter regulations would later be enacted. In the event litigation is filed which results in an unfavorable ruling, possible remedies could include: refunding the purchase price of the lots; building nitrification fields with fill dirt that would allow installation of sewage disposal systems on the lots; providing the litigants with lots that will pass current county health department requirements; and paying monetary damages. If mandated, the cost of such remedial action in the aggregate could be substantial. No provision for this contingent liability has been made in the accompanying financial statements; however, at December 31, 1995 no suits or claims are pending against the Partnership related to this matter.


(8)   Income Taxes

      Results of operations of the Partnership are taxable to the partners and no recognition of Federal and state income tax is included in the financial statements.

      The Corporation received favorable rulings from the Internal Revenue Service regarding the qualification of the liquidation under Section 337 of the Internal Revenue Code and the formation of the Partnership for holding and maintaining the assets during the final liquidation period discussed in note 1.


(9)   Leases

      As of December 31, 1994, the Partnership was obligated under two lease agreements, both of which are accounted for as operating leases. The minimum lease payments under these leases as of December 31, 1994 are as follows:

                   1995                                                   $    30,837
                   1996                                                        30,837
                   1997                                                        15,209
                   1998                                                           -
                   1999                                                           -
                                                                             --------

                                                                          $    76,883
                                                                             ========

      Equipment rental and lease expense for the three months ended December 31, 1994 was $8,831.

                       REEVES TELECOM LIMITED PARTNERSHIP

                         Notes to Financial Statements




(10)  Golf Course Operations

      In 1984, the Partnership entered a written lease agreement with an operator for the Fox Squirrel Country Club. The Partnership initially paid to the operator a subsidy, which continued through December 1987. The subsidy eventually ceased and starting July 1, 1990 the Partnership began receiving from the operator $1,000 per month rent, which continued through December 31, 1990. Starting on January 1, 1991 the operator continued to lease the premises as a month-to-month tenant under an oral lease with much the same terms as the aforementioned written lease. For 1992, the monthly rent was increased to $1,500. The operator was obligated to continue paying costs associated with maintaining and operating the golf club and golf course, while the Partnership was to pay personal property taxes, real estate taxes, hazard insurance, and liability insurance. Because of unfavorable operating conditions, the operator fell behind in payments. At the request of the operator and to ensure uninterrupted operation of the golf course and country club, in October 1993 the operator and the Partnership concluded an agreement, the principal terms of which are that (i) the Partnership would operate the golf club and golf course, receiving all revenues and incurring all expenses relating thereto, and (ii) for a period of one year the operator would be an employee of the Partnership and would manage the golf club and golf course on behalf of the Partnership. The operator was still an employee of the Partnership at December 31, 1994; however, the individual resigned and was replaced in November 1995. The Partnership has a similar agreement with the new operator.


(11)  Timber Sales

      During the three months ended December 31, 1994, the Partnership earned $15,381, in revenues from the sale of timber on certain unsold lots and unplatted woodlands. Additional contracts for the sale of timber were signed for 1995 but such contracts should not be considered an on-going source of revenue to the Partnership.

                       REEVES TELECOM LIMITED PARTNERSHIP

                         Notes to Financial Statements




(12)  Liquidity and Going Concern Issues

      Cash generated from Fox Squirrel Country Club and individual lot sales may not be sufficient to meet future operating costs, debt service and other cash requirements. Operating cash flow was positive for the three months ended December 31, 1994, but was negative for the past two fiscal years without consideration of cash received from timber sales. There are limited prospects for additional revenue from timber sales beyond 1995. Further, at December 31, 1994, the current liabilities of the Partnership exceeded its current assets by approximately $386,000. No reasonable offer has been received for the assets of the Partnership due principally to the fact that the majority of the land is wetland and that many of the unsold plotted lots do not satisfy current county health standards regarding the installation of septic tanks and on-site sewage disposal systems. If the Partnership's cash flow is less than Management's expectations, capital programs presently planned may be either postponed, scaled back, or eliminated, and certain operating expenditures may be either deferred or, in the case of payments to affiliates of the General Partner, accrued. Despite such contingency plans by Management, the above mentioned factors indicate that the Partnership may be unable to continue in existence while attempting to complete the sale and liquidation of the Partnership's remaining assets. The financial statements have been prepared assuming that Reeves Telecom Limited Partnership will continue as a going concern. The Partnership's recurring losses from operations in prior years and liquidity position raise substantial doubt about the entity's ability to continue in existence while attempting to sell the remaining assets of the Partnership. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result should the Partnership be unable to continue in existence.

                                EXHIBIT INDEX
                                -------------


                  Exhibit 27         Financial Data Schedule