Form 10-Q
period 1996-03-31
REEVES TELECOM LTD PARTNERSHIP
filed 1996-06-06
CIK 314741

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996                        Commission File #0-9305


                       REEVES TELECOM LIMITED PARTNERSHIP
                  (name changed from Reeves Telecom Associates)

       -----------------------------------------------------------------
            South Carolina                          57-0700063
       -----------------------             -----------------------------
       (State of Incorporation)            (I.R.S. Employer I.D. Number)

c/o Grace Property Management Inc.
P. O. Box 163
55 Brookville Road
Glen Head, New York                          11545
- -----------------------------------------------------------------
(Address of General Partner)                (Zip Code)

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

Yes (X) No ( )

                          PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  BALANCE SHEET

- --------------------------------------------------------------------------------------
                                                       March 31,         December 31,
     Assets                                              1996               1995
     ------                                           (UNAUDITED)         (AUDITED)
                                                      -----------         ---------
Current Assets:

         Cash and cash equivalents                   $   93,292         $   73,860



Land held for development or sale
 and related buildings and
  equipment, net                                        919,172            910,183

Other assets                                             19,200              1,201
                                                     ----------         ----------
                                                     $1,031,664         $  985,244
                                                     ==========         ==========

Liabilities and Partners' Capital
- ---------------------------------
Current Liabilities:
         Accounts payable and
          accrued expenses                           $  525,723         $  527,233

         Notes payable - Current
          portion                                        20,195              4,234
                                                     ----------         ----------
                                                        545,918            531,467

         Notes payable - Non-Current
          portion                                       236,825            172,945
                                                     ----------         ----------
         Total Liabilities                              782,743            704,412
                                                     ----------         ----------
         Partners' capital                              248,921            280,832
                                                     ----------         ----------
                                                     $1,031,664         $  985,244
                                                     ==========         ==========

                       REEVES TELECOM LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNERS' CAPITAL

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

       -----------------------------------------------------------------
                                                         1996           1995
                                                         ----           ----
Operating revenues:
         Land sales                                   $ 142,157      $  73,651
         Fox Squirrel income                             84,892         74,882
         Interest income                                    246            344
         Other income and sale of timber                  5,062          2,250
                                                      ---------      ---------
                                                        232,357        151,127
                                                      ---------      ---------
Operating Costs and Expenses:
         Administrative                                 184,620        118,090
         Direct cost of land sold                        65,464         37,700
         Depreciation                                    14,184          7,467
                                                      ---------      ---------
                                                        264,268        163,257
                                                      ---------      ---------

Net Income or (Loss)                                    (31,911)       (12,130)

Partners' capital at beginning
 of period                                              280,832        420,776
                                                      ---------      ---------

Partners' capital at end of
  period                                              $ 248,921      $ 408,646
                                                      =========      =========

Income or (Loss) per partnership unit
 (1,828,258 units  outstanding as of
  March 31, 1996 and 1995 respectively.)              $  (0.017)     $  (0.007)
                                                      =========      =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

- --------------------------------------------------------------------------------------------
                                                             1996                 1995
                                                             ----                 ----
CASH PROVIDED BY OPERATIONS:

         Net Income or (Loss)                             $(31,911)           $ (12,130)
         Deduct Items Not Using Cash:
                  Depreciation                              14,184                7,467
                                                          --------            ---------
                           TOTAL                           (17,727)              (4,663)
                                                          --------            ---------

CHANGES IN OPERATING ASSETS AND LIABILITIES
  INCREASING OR (DECREASING) CASH:

         (Increase) in other assets                        (17,999)                --
         Decrease in receivables                              --                    374
         Decrease in Land held for
          development or sale                               65,464               37,700
         Increase or (decrease) in accounts
          payable and accrued expenses                      (1,510)             (30,878)
         (Decrease) in notes payable                        (2,372)                --
                                                          --------            ---------
                                                            43,583                7,196
                                                          --------            ---------
NET CASH PROVIDED OR (USED) BY
  OPERATIONS                                              $ 25,856            $   2,533

CASH (USED) BY INVESTING ACTIVITIES:

         Additions to Fixed Assets                         (88,637)             (67,053)

CASH FROM FINANCING ACTIVITIES:

         Equipment note payable                             82,213                 --
                                                          --------            ---------
NET INCREASE OR (DECREASE) IN CASH                        $ 19,432            $ (64,520)
                                                          ========            =========

CASH BALANCE - BEGINNING                                  $ 73,860            $ 137,549

NET INCREASE OR (DECREASE) IN
  CASH, AS ABOVE                                            19,432              (64,520)
                                                          --------            ---------
CASH BALANCE - ENDING                                     $ 93,292            $  73,029
                                                          ========            =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 1996
                                   (Unaudited)


       -----------------------------------------------------------------

ITEM 2.           Management Discussion and Analysis of Financial
                  Condition and Results of Operations.

                  The Partnership is a liquidating partnership and as such, quarter to quarter comparisons and analysis are not meaningful.

                  For the three months ended March 31, 1996 the Partnership generated revenues from land sales of $142,157 and $73,651, respectively. Revenues in 1996 included the sale of a tract of approximately 430 acres for $85,000. Excluding such sale, the Partnership sold 12 individual lots, generating aggregate revenues of $57,157 compared to 11 lots and $73,651 in land sale revenues for the same period one year ago. The differences between 1996 and 1995 is largely attributed to the mix of lots sold as to location and asking price during the two periods. Individual lots adjacent to or near the golf course, for example, generally command a higher asking price than lots which are not so situated.

                  Revenues at Fox Squirrel Country Club ("Fox Squirrel") for the three months ended March 31, 1996 and 1995 were $84,842 and $74,882 respectively. Higher cart rental income, due to more rounds of golf played by nonmembers, more than offset the elimination of concession income which was a result of an improved dining service. Direct operating expenses at Fox Squirrel for the three months ended March 31, 1996 and 1995 were $39,140 and $27,080, respectively. The increase is substantially attributable to higher maintenance expense relating to the golf course and the club house.

                  Revenue from tree cutting for the first quarter of 1996 was $5,045, compared to no revenue in the same period in 1995. As stated in recent financial reports, Management has viewed timber cutting as a source of temporary revenue with limited prospects in the future due to, among other factors, the size and number of trees which may be logged, the demand for wood pulp, and market prices in general. As such, Management expects revenue from tree cutting to be highly variable from quarter to quarter.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 1996
                                   (Unaudited)

       -----------------------------------------------------------------

                  Direct cost of land sold during the three months ended March 31, 1996 and 1995 was $65,464 and $37,700, respectively. The increase is attributable largely to the sale of the approximately 430 acre tract of land.

                  To provide funds for working capital and other purposes, on June 1, 1995 the Partnership borrowed $200,000 from the president of the General Partner, payable in full on June 1, 1998. The promissory note issued bears interest at a rate equal to 6% above 12-month LIBOR, requires interest to be paid quarterly commencing September 1, 1995, and allows for prepayment without penalty. The promissory note is secured by a mortgage on Fox Squirrel. As of March 31, 1996, $30,000 of the principal has been repaid under the terms of the promissory note allowing for prepayment of principal without penalty, leaving an outstanding balance of $170,000. Subsequent to the end of the quarter, an additional $10,000 in principal was repaid.

                  The improvements made at Fox Squirrel are representative of the Partnership's continuing efforts to improve the development at Boiling Spring Lakes so that the Partnership will eventually be able to consistently generate revenues in excess of operating expenses and capital expenditures. Management believes, however, that the variable nature of the Partnership's revenues and its current liquidity position raise doubts about the Partnership's ability to fund its operations and currently planned capital programs without obtaining additional financing. Management is not certain that additional outside financing is available and, if available, that such financing may be obtained on terms Management believes to be acceptable.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 1996
                                   (Unaudited)

       -----------------------------------------------------------------


                            PART II OTHER INFORMATION




ITEM 6.   Exhibits and Reports on Form 8-K

          The Partnership filed no reports on Form 8-K for the quarter ended March 31, 1996.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 1996
                                   (Unaudited)

       -----------------------------------------------------------------


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                        REEVES TELECOM LIMITED PARTNERSHIP

                                        By:      Grace Property Management, Inc.
                                                 General Partner



                                                 By:/S/ JOHN S. GRACE
                                                    ---------------------------
                                                    John S. Grace
                                                    President



Dated: May 28, 1996

                                EXHIBIT INDEX





        Exhibit                Description
       --------                -------------

           27                  Financial Data Schedule