Form 10-Q
period 1996-06-30
REEVES TELECOM LTD PARTNERSHIP
filed 1996-08-14
CIK 314741

                        SECURITIES & EXCHANGE COMMISSION

                            Washington, D. C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1996                         Commission File #0-9305


                       REEVES TELECOM LIMITED PARTNERSHIP
                 (name changed from Reeves Telecom Associates)
- -------------------------------------------------------------------------------
    South Carolina                                      57-0700063
- ------------------------                      -----------------------------
(State of Incorporation)                      (I.R.S. Employer I.D. Number)

c/o Grace Property Management Inc.
P. O. Box 163
55 Brookville Road
Glen Head, New York                            11545
- -------------------------------------------------------------------------------
(Address of General Partner)                   (Zip Code)


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

Yes (X)   No ( )

                         PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 BALANCE SHEET



- --------------------------------------------------------------------------------

     Assets                                          June 30         December 31,
     ------                                          1996               1995
                                                   (UNAUDITED)        (AUDITED)
                                                   -----------        ----------
Current Assets:

         Cash and cash equivalents                 $  155,754         $   73,860
Land held for development or sale
 and related buildings and
  equipment, net                                      831,886            910,183

Other assets                                           26,618              1,201
                                                   ----------         ----------
                                                   $1,014,258         $  985,244
                                                   ==========         ==========

Liabilities and Partners' Capital
- ---------------------------------

Current Liabilities:
         Accounts payable and
          accrued expenses                         $  612,148         $  527,233

         Notes payable - Current
          portion                                      20,195              4,234
                                                   ----------         ----------
                                                      632,343            531,467

         Notes payable - Non-Current
          portion                                     206,537            172,945
                                                   ----------         ----------

         Total Liabilities                            838,880            704,412

         Partners' capital                            175,378            280,832
                                                   ----------         ----------
                                                   $1,014,258         $  985,244
                                                   ==========         ==========

                       REEVES TELECOM LIMITED PARTNERSHIP

                 STATEMENT OF OPERATIONS AND PARTNERS' CAPITAL

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)

- -------------------------------------------------------------------------------

                                                           1996           1995
Operating revenues                                      --------       --------
         Land sales                                     $266,638       $111,607
         Fox Squirrel income                             193,022        155,922
         Interest income                                     996            627
         Other income and sale of timber                   7,240          8,788
                                                        --------       --------
                                                         467,896        276,944
                                                        --------       --------

Operating Costs and Expenses:

         Administrative                                  400,610        282,443
         Direct cost of land sold                        144,206         57,100
         Depreciation                                     28,534         18,015
                                                        --------       --------
                                                         573,350        357,558
                                                        --------       --------

Net Income or (Loss)                                    (105,454)       (80,614)

Partners' capital at beginning
 of period                                               280,832        420,776
                                                        --------       --------

Partners' capital at end of
  period                                                $175,378       $340,162
                                                        --------       --------

Income or (Loss) per partnership unit
 (1,828,258 units  outstanding as of
  June 30, 1996 and 1995 respectively.)                 $  (0.06)      $  (0.04)
                                                        ========       ========

                       REEVES TELECOM LIMITED PARTNERSHIP

                 STATEMENT OF OPERATIONS AND PARTNERS' CAPITAL

               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)

- -------------------------------------------------------------------------------

                                                        1996            1995
Operating revenues                                   ----------      ----------
         Land sales                                  $  124,481      $   37,956
         Fox Squirrel income                            108,130          81,040
         Interest income                                    750             283
         Other income and sale of
          timber                                          2,178           6,538
                                                     ----------      ----------
                                                        235,539         125,817
                                                     ----------      ----------

Operating Costs and Expenses:

         Administrative                                 215,990         164,353
         Direct cost of land sold                        78,742          19,400
         Depreciation                                    14,350          10,548
                                                     ----------      ----------

                                                        309,082         194,301
                                                     ----------      ----------

Net Income or (Loss)                                    (73,543)        (68,484)

Partners' capital at beginning
 of period                                              248,921         408,646
                                                     ----------      ----------

Partners' capital at end of
  period                                             $  175,378      $  340,162
                                                     ==========      ==========


Income or (Loss) per partnership unit
 (1,828,258 units outstanding as of
  June 30, 1996 and 1995 respectively.)              $    (0.04)     $    (0.04)
                                                     ==========      ==========

                       REEVES TELECOM LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)

- -------------------------------------------------------------------------------

                                                        1996            1995
CASH PROVIDED BY OPERATIONS                         ----------      -----------
         Net Income or (Loss)                       $ (105,454)     $   (80,614)
         Deduct Items Not Using Cash:
                 Depreciation                           28,534           18,015
                                                    ----------      -----------
                     TOTAL                             (75,920)         (62,599)
                                                    ----------      -----------

CHANGES IN OPERATING ASSETS AND LIABILITIES
  INCREASING OR (DECREASING) CASH:

         (Increase) in other assets                    (25,417)              --
         Decrease in receivables                            --              995
         Decrease in Land held for
          development or sale                          144,206           57,100
         Increase or (decrease) in
          accounts payable and accrued
          expenses                                      84,915          (15,167)
         (Decrease) in notes payable                   (32,660)              --
                                                    ----------      -----------
                                                       171,044           42,928
                                                    ----------      -----------

NET CASH PROVIDED OR (USED) BY
  OPERATIONS                                        $   94,124      $   (19,671)

CASH (USED) BY INVESTING ACTIVITIES:
         Additions to Fixed Assets                     (94,443)        (188,226)

CASH FROM FINANCING ACTIVITIES:
         Proceeds from note payable                         --          200,000
         Equipment note payable                         82,213               --
                                                    ----------      -----------

NET INCREASE OR (DECREASE) IN CASH                  $   81,894      $    (7,897)
                                                    ==========      ===========

CASH BALANCE - BEGINNING                            $   73,860      $   137,549

NET INCREASE OR (DECREASE) IN
  CASH, AS ABOVE                                        81,894           (7,897)
                                                    ----------      -----------
CASH BALANCE - ENDING                               $  155,754      $   129,652
                                                    ==========      ===========

                       REEVES TELECOM LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)

- -------------------------------------------------------------------------------

                                                          1996           1995
CASH PROVIDED BY OPERATIONS                             --------       --------
         Net Income or (Loss)                           $(73,543)      $(68,484)
         Deduct Items Not Using Cash:
                 Depreciation                             14,350         10,548
                                                        --------       --------

                    TOTAL                                (59,193)       (57,936)
                                                        --------       --------

CHANGES IN OPERATING ASSETS AND LIABILITIES
  INCREASING OR (DECREASING) CASH:

         (Increase) in other assets                       (7,418)            --
         Decrease in receivables                              --            621
         Decrease in Land held for
          development or sale                             78,742         19,400
         Increase or (decrease) in
          accounts payable and
          accrued expenses                                86,425         15,711
         (Decrease) in notes payable                     (30,288)            --
                                                        --------       --------
                                                         127,461         35,732
                                                        --------       --------

NET CASH PROVIDED OR (USED) BY
  OPERATIONS                                            $ 68,268       $(22,204)

CASH (USED) BY INVESTING ACTIVITIES:

         Additions to Fixed Assets                        (5,806)      (121,173)

CASH FROM FINANCING ACTIVITIES:

         Proceeds from note payable                           --        200,000

         Equipment note payable                               --             --
                                                        --------       --------
NET INCREASE OR (DECREASE) IN CASH                      $ 62,462       $ 56,623
                                                        --------       --------

CASH BALANCE - BEGINNING                                $ 93,292       $ 73,029

NET INCREASE OR (DECREASE) IN
  CASH, AS ABOVE                                          62,462         56,623
                                                        --------       --------

CASH BALANCE - ENDING                                   $155,754       $129,652
                                                        ========       ========

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 JUNE 30, 1996
                                  (Unaudited)

- -------------------------------------------------------------------------------

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

         The Partnership is a liquidating partnership and as such, quarter to quarter comparisons and analysis are not meaningful.

         For the six months ended June 30, 1996 the Partnership generated revenues from land sales of $266,638 and $111,607, respectively. Revenues in 1996 included the sale of a tract of approximately 430 acres for $85,000. Excluding such sale, the Partnership sold 27 individual lots, generating aggregate revenues of $181,638 compared to 19 lots and $111,607 in land sale revenues for the same period one year ago. Management attributes the increase largely to somewhat improved economic conditions locally and to the relative mix of lots sold as to location and asking price. Individual lots adjacent to or near the golf course, for example, generally command a higher asking price than lots which are not so situated.

         Revenues at Fox Squirrel Country Club ("Fox Squirrel") for the six months ended June 30, 1996 and 1995 were $193,022 and $155,922 respectively. Higher cart rental income, principally due to more rounds of golf played by nonmembers, more than offset the elimination of concession income, which was a result of an improved dining service. In addition revenues for the second quarter were enhanced by a more rapid collection of membership dues than during the same period last year. Direct operating expenses at Fox Squirrel for the six months ended June 30, 1996 and 1995 were $177,256 and $139,347, respectively. The increase is substantially attributable to higher maintenance expense relating to the golf course and the club house.

         Rental income from the dining service was $0 for the first half of 1996, compared to $4,300 for the same period in 1995. The decline reflects the temporary waiver of rent by the Partnership to assist the operator of the dining service, who has experienced lower revenues than anticipated.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 JUNE 30, 1996
                                  (Unaudited)

- -------------------------------------------------------------------------------

         Revenue from tree cutting for the first half of 1996 was $7,223, compared to revenue of $4,488 in the same period in 1995. As stated in recent financial reports, Management has viewed timber cutting as a source of emporary revenue with limited prospects in the future due to, among other factors, the size and number of trees which may be logged, the demand for wood pulp, and market prices in general. As such, Management expects revenue from tree cutting to be highly variable from quarter to quarter.

         Direct cost of land sold during the six months ended June 30, 1996 and 1995 was $144,206 and $57,100, respectively. The increase is attributable largely to the sale of the approximately 430 acre tract of land.

         To provide funds for working capital and other purposes, on June 1, 1995 the Partnership borrowed $200,000 from the president of the General Partner, payable in full on June 1, 1998. The promissory note issued bears interest at a rate equal to 6% above 12-month LIBOR, requires interest to be paid quarterly commencing September 1, 1995, and allows for prepayment without penalty. The promissory note is secured by a mortgage on Fox Squirrel. As of June 30, 1996, $50,000 of the principal has been repaid under the terms of the promissory note allowing for prepayment of principal without penalty, leaving an outstanding balance of $150,000.

         The improvements made at Fox Squirrel are representative of the Partnership's continuing efforts to improve the development at Boiling Spring akes so that the Partnership will eventually be able to consistently generate revenues in excess of operating expenses and capital expenditures. Management believes, however, that the variable nature of the Partnership's revenues and its current liquidity position raise doubts about the Partnership's ability to fund its operations and currently planned capital programs without obtaining additional financing. Management is not certain that additional outside financing is available and, if available, that such financing may be obtained on terms Management believes to be acceptable.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 JUNE 30, 1996
                                  (Unaudited)

- -------------------------------------------------------------------------------

                          PART II   OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

         The Partnership filed no reports on Form 8-K for the quarter ended June 30, 1996.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 JUNE 30, 1996
                                  (Unaudited)

- --------------------------------------------------------------------------------


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

                                       REEVES TELECOM LIMITED PARTNERSHIP

                                       By:  Grace Property Management, Inc.
                                            General Partner



                                       By:  /S/ JOHN S. GRACE
                                            --------------------
                                            John S. Grace
                                            President

Dated: August 4, 1996

                                EXHIBIT INDEX



EXHIBIT NO.                                           DESCRIPTION

    27                                           FINANCIAL DATA SCHEDULE