Form 10-Q
period 1996-09-30
REEVES TELECOM LTD PARTNERSHIP
filed 1996-11-14
CIK 314741

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1996              Commission File #0-9305


                       REEVES TELECOM LIMITED PARTNERSHIP
                  (name changed from Reeves Telecom Associates)

-----------------------------------------------------------------
    South Carolina                            57-0700063
-----------------------             -----------------------------
(State of Incorporation)            (I.R.S. Employer I.D. Number)

c/o Grace Property Management Inc.
P. O. Box 163
55 Brookville Road
Glen Head, New York                   11545
-----------------------------------------------------------------
(Address of General Partner)         (Zip Code)

                   Registrants telephone number (516) 686-2201

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X) No ( )

                          PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  BALANCE SHEET

                                                     September 30,  December 31,
     Assets                                              1996           1995
                                                      (UNAUDITED)     (AUDITED)
                                                      -----------     ---------
Current Assets:

         Cash and cash equivalents                     $153,109         $ 73,860



Land held for development or sale
 and related buildings and
  equipment, net                                        805,830          910,183

Other assets                                             24,036            1,201
                                                       --------         --------
                                                       $982,975         $985,244
                                                       ========         ========
Liabilities and Partners' Capital

Current Liabilities:
         Accounts payable and
          accrued expenses                             $668,396         $527,233

         Notes payable - Current
          portion                                        20,448            4,234
                                                       --------         --------
                                                        688,844          531,467
         Notes payable - Non-Current
          portion                                       196,348          172,945
                                                       --------         --------

         Total Liabilities                              885,192          704,412

         Partners' capital                               97,783          280,832
                                                       --------         --------

                                                       $982,975         $985,244
                                                       ========         ========

                       REEVES TELECOM LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNERS' CAPITAL

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)


                                                  1996             1995
                                                  ----             ----
Operating revenues:

         Land sales                            $ 353,345        $ 163,712
         Fox Squirrel income                     275,626          253,550
         Interest income                           2,310            1,418
         Other income and sale of timber          11,902            9,693
                                               ---------        ---------

                                                 643,183          428,373
                                               ---------        ---------
Operating Costs and Expenses:

         Administrative                          591,283          420,060
         Direct cost of land sold                191,168           83,493
         Depreciation                             43,781           28,190
                                               ---------        ---------

                                                 826,232          531,743
                                               ---------        ---------

Net Income or (Loss)                            (183,049)        (103,370)

Partners' capital at beginning
 of period                                       280,832          420,776
                                               ---------        ---------


Partners' capital at end of
  period                                       $  97,783        $ 317,406
                                               =========        =========

Income or (Loss) per partnership unit
 (1,828,258 units  outstanding as of
  September 30, 1996 and 1995
   respectively.)                              $   (0.10)       $   (0.06)
                                               =========        =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNERS' CAPITAL

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)


                                                  1996             1995
                                                  ----             ----
Operating revenues:

         Land sales                            $  86,707        $  52,105
         Fox Squirrel income                      82,604           97,628
         Interest income                           1,314              791
         Other income and sale of timber           4,662              905
                                               ---------        ---------

                                                 175,287          151,429
                                               ---------        ---------
Operating Costs and Expenses:

         Administrative                          190,673          137,617
         Direct cost of land sold                 46,962           26,393
         Depreciation                             15,247           10,175
                                               ---------        ---------

                                                 252,882          174,185
                                               ---------        ---------

Net Income or (Loss)                             (77,595)         (22,756)

Partners' capital at beginning
 of period                                       175,378          340,162
                                               ---------        ---------


Partners' capital at end of
  period                                       $  97,783        $ 317,406
                                               =========        =========

Income or (Loss) per partnership unit
 (1,828,258 units outstanding as of
  September 30, 1996 and 1995
   respectively.)                              $   (0.04)       $   (0.01)
                                               =========        =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)


                                                     1996             1995
                                                     ----             ----
CASH PROVIDED BY OPERATIONS:

         Net Income or (Loss)                     $(183,049)       $(103,370)
         Deduct Items Not Using Cash:
                  Depreciation                       43,781           28,190
                                                  ---------        ---------

                           TOTAL                   (139,268)         (75,180)
                                                  ---------        ---------

CHANGES IN OPERATING ASSETS AND LIABILITIES
  INCREASING OR (DECREASING) CASH:

         (Increase) in other assets                 (22,835)              --
         Decrease in receivables                         --            1,291
         Decrease in Land held for
          development or sale                       191,168           83,493
         Increase or (decrease) in accounts
          payable and accrued expenses              141,163          (44,650)
         (Decrease) in notes payable                (42,593)              --
                                                  ---------        ---------

                                                    266,903           40,134
                                                  ---------        ---------

NET CASH PROVIDED OR (USED) BY
  OPERATIONS                                      $ 127,635        $ (35,046)

CASH (USED) BY INVESTING ACTIVITIES:

         Additions to Fixed Assets                 (130,599)        (215,479)

CASH FROM FINANCING ACTIVITIES:

         Proceeds from note payable                      --          200,000

         Equipment note payable                      82,213               --
                                                  ---------        ---------

NET INCREASE OR (DECREASE) IN CASH                $  79,249        $ (50,525)
                                                  =========        =========

CASH BALANCE - BEGINNING                          $  73,860        $ 137,549

NET INCREASE OR (DECREASE) IN
  CASH, AS ABOVE                                     79,249          (50,525)
                                                  ---------        ---------

CASH BALANCE - ENDING                             $ 153,109        $  87,024
                                                  =========        =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                         1996             1995
                                                         ----             ----
CASH PROVIDED BY OPERATIONS:

         Net Income or (Loss)                         $ (77,595)       $ (22,756)
         Deduct Items Not Using Cash:
                  Depreciation                           15,247           10,175
                                                      ---------        ---------

                           TOTAL                        (62,348)         (12,581)
                                                      ---------        ---------


CHANGES IN OPERATING ASSETS AND LIABILITIES
  INCREASING OR (DECREASING) CASH:

         (Increase) or decrease in other assets           2,582               --
         Decrease in receivables                             --              296
         Decrease in Land held for
          development or sale                            46,962           26,393
         Increase or (decrease) in accounts
          payable and accrued expenses                   56,248          (29,483)
         (Decrease) in notes payable                     (9,933)              --
                                                      ---------        ---------
                                                         95,859           (2,794)
                                                      ---------        ---------
NET CASH PROVIDED OR (USED) BY
  OPERATIONS                                          $  33,511        $ (15,375)

CASH (USED) BY INVESTING ACTIVITIES:

         Additions to Fixed Assets                      (36,156)         (27,253)

CASH FROM FINANCING ACTIVITIES:

         Proceeds from note payable                          --               --

         Equipment note payable                              --               --
                                                      ---------        ---------

NET INCREASE OR (DECREASE) IN CASH                    $  (2,645)       $ (42,628)
                                                      =========        =========

CASH BALANCE - BEGINNING                              $ 155,754        $ 129,652

NET INCREASE OR (DECREASE) IN
  CASH, AS ABOVE                                         (2,645)         (42,628)
                                                      ---------        ---------

CASH BALANCE - ENDING                                 $ 153,109        $  87,024
                                                      =========        =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1996
                                   (Unaudited)




ITEM 2.           Management Discussion and Analysis of Financial
                  Condition and Results of Operations.

                  The Partnership is a liquidating partnership and as such, quarter to quarter comparisons and analysis are not meaningful.

                  For the nine months ended September 30, 1996 and 1995, the Partnership generated revenues from land sales of $353,345 and $163,712, respectively. Revenues in 1996 included the sale of a tract of approximately 430 acres for $85,000. Excluding such sale, the Partnership sold 37 individual lots, generating aggregate revenues of $268,345 compared to 28 lots and $163,712 in land sale revenues for the same period one year ago. Management attributes the increase largely to somewhat improved economic conditions locally and to the relative mix of lots sold as to location and asking price. Individual lots adjacent to or near the golf course, for example, generally command a higher asking price than lots which are not so situated.

                  Revenues at Fox Squirrel Country Club ("Fox Squirrel") for the nine months ended September 30, 1996 and 1995 were $275,626 and $253,550 respectively. Higher cart rental income, principally due to more rounds of golf played by nonmembers, more than offset the elimination of concession income, which was a result of an improved dining service. Greens fees were lower than in the same period last year largely due to poor weather conditions in September relating to Hurricane Fran. That hurricane significantly effected the coastal regions of North and South Carolina, causing extensive flooding and considerable damage. Locally, extensive flooding and the downing of numerous trees and large branches caused the closing of the golf course at Fox Squirrel for six days. Direct operating expenses at Fox Squirrel for the nine months ended September 30, 1996 and 1995 were $255,323 and $217,028 respectively. The increase is substantially attributable to higher maintenance expense relating to the golf course and the club house.

                  Income from the dining service was $3,140 through September 30, 1996, compared to $5,205 for the same period in 1995. The decline reflects the temporary waiver of rent by the Partnership to assist the operator of the dining service, who has experienced lower revenues than anticipated.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1996
                                   (Unaudited)




                  Revenue from tree cutting through September 30, 1996 was $11,881, compared to revenue of $4,488 in the same period in 1995. As stated in recent financial reports, Management has viewed timber cutting as a source of temporary revenue with limited prospects in the future due to, among other factors, the size and number of trees which may be logged, the demand for wood pulp, and market prices in general. As such, Management expects revenue from tree cutting to be highly variable from quarter to quarter.

                  Direct cost of land sold during the nine months ended September 30, 1996 and 1995 was $191,168 and $83,493, respectively. The increase is attributable largely to the sale of the approximately 430 acre tract of land.

                  To provide funds for working capital and other purposes, on June 1, 1995 the Partnership borrowed $200,000 from the president of the General Partner, payable in full on June 1, 1998. The promissory note issued bears interest at a rate equal to 6% above 12-month LIBOR, requires interest to be paid quarterly commencing September 1, 1995, and allows for prepayment without penalty. The promissory note is secured by a mortgage on Fox Squirrel. As of September 30, 1996, $60,000 of the principal has been repaid under the terms of the promissory note allowing for prepayment of principal without penalty, leaving an outstanding balance of $140,000.

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1996
                                   (Unaudited)






                            PART II OTHER INFORMATION







ITEM 6.  Exhibits and Reports on Form 8-K

         The Partnership filed no reports on Form 8-K for the quarter ended September 30, 1996

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1996
                                   (Unaudited)













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



                                   REEVES TELECOM LIMITED PARTNERSHIP

                                   By:      Grace Property Management, Inc.
                                            General Partner



                                            By:/S/ JOHN S. GRACE
                                               -----------------------------
                                               John S. Grace
                                               President



Dated: November 5, 1996