Form 10-K
period 1996-12-31
REEVES TELECOM LTD PARTNERSHIP
filed 1997-04-22
CIK 314741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ____________________________ TO ___________________________


COMMISSION FILE NUMBER:             110-9305

                       REEVES TELECOM LIMITED PARTNERSHIP
                  (NAME CHANGED FROM REEVES TELECOM ASSOCIATES)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          SOUTH CAROLINA                                       57-0700063
  (STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

                       C/O GRACE PROPERTY MANAGEMENT, INC.
                        P.O. BOX 163, 55 BROOKVILLE ROAD
                            GLEN HEAD, NEW YORK 11545
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:               (516) 686-2201

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON
                                                      WHICH REGISTERED
                 NONE                                        NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

         TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON
                                                       WHICH REGISTERED
          PARTNERSHIP UNITS                                  NONE

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

ON MARCH 15, 1997 THE REGISTRANT HAD OUTSTANDING 1,828,248 PARTNERSHIP UNITS. SEE ITEM 5. THERE IS NO ACTIVE MARKET FOR THE PARTNERSHIP UNITS. WITH REGARD TO RECENT SALES SEE ITEM 5. AS OF MARCH 15, 1997, NON-AFFILIATES HELD 1,187,903 PARTNERSHIP UNITS.

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

         Reeves Telecom Limited Partnership (the "Registrant" or the "Partnership") is a South Carolina Limited Partnership formed for the purpose of accepting certain assets and liabilities from its predecessor corporation, Reeves Telecom Corporation (the "Corporation"). The Corporation sold its principal assets during the twelve month period ended May 15, 1980 and distributed cash and the limited partnership units of the Registrant to its former shareholders as a liquidation distribution. The partnership units were registered under the Securities Act of 1933 by the filing of a Registration Statement pursuant to Form S-14 (File No. 2-66452) which became effective April 8, 1980 and pursuant to which a Proxy statement/prospectus dated April 14, 1980 was mailed to all shareholders. Reference is made to said Registration Statement and said Proxy statement/prospectus for a description of the liquidation of the Corporation and the formation of the Registrant. The Registrant was initially organized October 25, 1979 but had only nominal assets and no liabilities until May 15, 1980. To reflect a change in South Carolina law, Registrant's name was changed from Reeves Telecom Associates to Reeves Telecom Limited Partnership on January 21, 1987.


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


                              BOILING SPRING LAKES

LOT SALES

         Lots sold during the last five fiscal years are as follows:

                                               NUMBER OF LOTS                            PROCEEDS
                                               --------------                            --------

         Fiscal 1996                                 51                                 $ 463,051
         Fiscal 1995                                 37                                   209,055
         Transition Quarter                           6                                    27,075
         Fiscal 1994                                 37                                   314,548
         Fiscal 1993                                 15                                   101,665
         Fiscal 1992                                  5                                     8,101

         The Transition Quarter is the three month period from October 1, 1994 to December 31, 1994 and reflects the change in the Partnership's fiscal year end from September 30 to December 31 (see Item 6, "Selected Financial Data"). Accordingly, the above figures, and the figures contained in all tables in this
Item 1, for Fiscal 1995 and Fiscal 1996 are for the twelve months ended December 31 of each such year and the figures for prior fiscal years are for the twelve months ended September 30 of each such year.

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

         Prior to October 1993, Fox Squirrel was leased to an operator. The Partnership paid the operator a subsidy, which eventually ceased, and beginning in July 1990 the Partnership began receiving monthly rental payments of $1,000. During 1992, the monthly rent was increased to $1,500 and the Partnership assumed certain operating expenses. Because of unfavorable operating conditions, however, the operator fell behind in payments. In October 1993, at the request of the operator and to ensure uninterrupted operation of the golf course and country club, the Partnership began operating Fox Squirrel, receiving all revenue and paying all expenses relating thereto, and the operator became an employee of the Partnership, managing Fox Squirrel on behalf of the Partnership. In November 1995, the Partnership hired a new manager and golf pro of Fox Squirrel, replacing the former manager, who resigned. The new manager also leases the kitchen and dining area in the club house from the Partnership. To enable the new dining service to become financially established, lease payments on the kitchen and dining area were waived through 1997. In addition, the Partnership paid for certain improvements to and remodeling of the kitchen and dining area.

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

         The Partnership's revenue and operating income from Fox Squirrel for the last five fiscal years are as follows:

                                                       OPERATING
                                        REVENUE      INCOME (LOSS)
                                        -------      -------------
         Fiscal 1996                    $358,580        $  8,126
         Fiscal 1995                     340,699          41,522
         Transition Quarter               68,189         (13,269)
         Fiscal 1994                     345,737          44,175
         Fiscal 1993                      10,000          10,000
         Fiscal 1992                       9,000           9,000

         As previously described, the Transition Quarter is the three month period from October 1, 1994 to December 31, 1994 and reflects the change in the Partnership's fiscal year end from September 30 to December 31 beginning with Fiscal 1995.

         The increase in revenue and variability in operating income in Fiscal 1994 and subsequent years over prior years is attributable to the Partnership assuming operating responsibility for Fox Squirrel on October 1, 1993 and reflects the actual operations of Fox Squirrel. Prior to 1994 a base rent was collected from the operator under a lease with the Partnership. Accordingly, revenue and operating income after 1993 are not directly comparable to prior years.

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

                                                      REVENUE
                                                      -------

         Fiscal 1996                                 $  12,866
         Fiscal 1995                                    35,920
         Transition Quarter                             15,381
         Fiscal 1994                                    91,611
         Fiscal 1993                                   202,830
         Fiscal 1992                                       -0-

         As previously described, the Transition Quarter is the three month period from October 1, 1994 to December 31, 1994 and reflects the change in the Partnership's fiscal year end from September 30 to December 31 beginning with Fiscal 1995.

         During the past 20 years, health standards at Boiling Spring Lakes have become increasingly stringent regarding septic tanks and on-site sewage disposal. It is estimated that 70% to 75% of the property which would have complied with applicable rules and regulations a number of years ago no longer meets present day health standards. This has had a detrimental effect on the operations of the Partnership. In a few cases the problem could be cured by the use of drains, or by the scraping away of hard pan and adding fill dirt. In most instances, however, health departments have declared a majority of the areas as irremediable by ordinary measures. In such cases, the only solution would be to install area-wide sewer systems. While the Partnership does not have the resources to install a sewer system throughout the development, Management is investigating the possibility of installing sewer systems in certain sections of the development and has undertaken preliminary work on the installation of a small, multi-user system in a portion of the development.


                              PIMLICO PLANTATION

         Lots sold during the last five fiscal years are as follows:

                                        NUMBER OF LOTS           PROCEEDS
                                        --------------           --------
         Fiscal 1996                         -0-                 $    -0-
         Fiscal 1995                         -0-                      -0-
         Transition Quarter                  -0-                      -0-
         Fiscal 1994                         23                   202,075
         Fiscal 1993                          3                    29,266
         Fiscal 1992                          5                    40,907

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


                           LIQUID ASSETS AND RESERVES

         As of December 31, 1996, the Partnership held $133,919 in cash. Current liabilities as of this date totaled $997,568.

         The Partnership Agreement obligates the General Partner to distribute Distributable Cash (as such term is defined in the Partnership Agreement). Distributable Cash excludes, among other items, reserves established for working capital, contingent liabilities, taxes, debt service, repairs, replacements, renewals, capital expenditures or other purposes consistent with the Partnership Agreement. Such reserves are used solely for calculating Distributable Cash and are not treated as deductions from income for accounting purposes. During the first quarter of Fiscal 1994, a reserve of $100,000 was established to fund certain capital expenditures, including, among others, construction of a new maintenance shed at the golf course and re-roofing of the Fox Squirrel clubhouse. Also in 1994, the Partnership established a reserve of $20,000 to fund the initial portion of a regional marketing campaign, one aspect of which involves the construction of one or more model homes. In Fiscal 1995 a reserve of $250,000 was established to fund primarily certain capital improvements at Fox Squirrel. In Fiscal 1996, reserves totaling $200,000 were established to fund, principally, certain capital improvements at Fox Squirrel and initial development costs of certain capital projects within the general development.

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

         The Registrant presently owns the following real estate: (1) 159.9 acres comprising a surveyed 18 hole sprinklered golf course, club house and maintenance building, together known as Fox Squirrel; (2) 145 building lots located near the golf course which have been surveyed and platted and are suitable for building; (3) 194 acres surrounding the golf course which could be developed; (4) 3,319 surveyed and platted lots of which approximately 8% are suitable for building, 6% are conditionally suitable for building and the balance are unsuitable for building; (5) approximately 4,000 acres of wetlands and woodlands which have no development potential; and (6) a sales office.

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

         During 1995, the Partnership undertook certain improvements to Fox Squirrel, including paving of the 25,360 linear feet of cart paths. During 1996, the Partnership undertook substantial remodeling of the kitchen and dining area of the club house and made further improvements to the golf course. Depending upon the Partnership's financial resources, revenues from Fox Squirrel, and cost estimates, among other things, Management may undertake additional improvement projects at Fox Squirrel.

         In December 1995, Management initiated a pilot project involving the construction of a house on a lot owned by the Partnership and the immediate marketing of the house and lot for sale. In January 1996 the Partnership obtained from a local bank a line of credit of $85,000 to finance the construction of the house. The house was sold in June 1996 and the outstanding borrowing under the line of credit was repaid, resulting in a profit to the Partnership greater than would have been the case if the vacant lot alone had been sold. In October 1996 the project was continued by starting the construction of a second house for sale and borrowing under the line of credit totaled approximately $83,000 at year end. In February 1997 a contract for the property was signed and a cash downpayment received by the Partnership. The sale was closed in March 1997 and resulted in a profit to the Partnership greater than would have been the case if the vacant lot alone had been sold. Management may undertake similar projects on a limited basis during Fiscal 1997.

         In March 1997 the Town of Boiling Spring Lakes granted its approval for the construction of several patio homes on contiguous lots owned by the Partnership. Construction is expected to commence on the first patio home in May 1997 and Management expects that additional homes will be started as completed homes are sold.


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

         No matters were submitted to a vote of unit holders during Fiscal 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY MATTERS

         As of December 31, 1996 there were 1,335 recorded holders of partnership units, which has remained substantially unchanged since December 31, 1995. The units are not registered on any exchange, and there is only a limited over-the-counter market for the units. It is not anticipated that there will ever be an active public market for the units.

         It is the Partnership's experience that revenues are highly variable and may not be sufficient in future years to cover expenses and necessary capital expenditures and that, in the absence of enhanced prospects for the development as a whole, a bulk sale of assets for cash is extremely difficult to achieve. Management believes that the best use of the current surplus of cash generated from operations in 1996 and cash surpluses, if any, generated in the next few fiscal years is to improve the overall value of the Partnership's assets by (i) making certain improvements at Fox Squirrel, thereby increasing the attractiveness of Fox Squirrel as a recreational facility to prospective homeowners, (ii) undertaking certain infrastructure and other improvements in the development, (iii) undertaking on a limited scale home construction on lots owned by the Partnership to demonstrate the viability of larger scale building programs, and (iv) paying down accrued expenses. Management believes that this plan will, in future years, result in, among other things, an increase in the number of lots sold, a higher average sales price per lot, and higher operating income at Fox Squirrel and the Partnership as a whole. There can be no assurance, however, that sufficient cash will be generated from operations to successfully implement Management's plan.

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

         The Partnership has continued to liquidate its assets through real estate sales. In the past, Management concentrated its efforts on effecting a bulk sale of the Partnership's real estate holdings to a single buyer. It is Management's current belief, however, that in the absence of enhanced prospects for the development as a whole, a bulk sale of assets for cash is extremely difficult to achieve. In June 1993, Management began to place greater emphasis on the sale of individual lots and pursued other means of generating revenue.

         For the 12 months ended December 31, 1996 and 1995, the number of lots sold were 51 and 37, respectively, and revenues from such sales were $463,051 and $209,055, respectively. Results for 1996 include the sale of a 400 acre parcel for $85,000. Except for such sale, revenue from the sale of lots in 1996 was $378,051. Management attributes the increase in revenue principally to generally improved market conditions in the region and to a more favorable mix of lots sold as to location and asking price. Individual lots adjacent to or near the golf course, for example, generally command a higher asking price than lots which are not so situated. Lots sold during 1996 were generally located nearer to the golf course than lots sold during 1995.

         Revenues from Fox Squirrel for Fiscal 1996 and 1995 were $358,580 and $340,699, respectively. Increased revenues from cart rentals and dues more than offset declines in greens fees and other revenues. Revenue from the sale of concessions was $0 in 1996 compared to $23,839 in 1995. This decline is due to the decision in 1995 to lease the dining service to an operator rather than have the Partnership continue to operate the service. To assist the operator in establishing his business, the Partnership has waived lease payments on the kitchen and dining area through 1997. As a further means of assisting the dining service, Fox Squirrel collected revenues in 1996 through a one-time imposition of a "food minimum" from members, whereas no such revenue was collected in 1995.

         The Partnership's operating expenses for 1996, exclusive of those relating to Fox Squirrel, were $432,767 compared to $293,277 in 1995. Management attributes the increase principally to a higher fee charged by the general partner, higher compensation in the form of incentive bonuses paid to employees, and higher accounting and administrative expenses relating to the transition of the Partnership's fiscal year end from September 30 to December 31 effective 1995.

         Selling, general and administrative expenses at Fox Squirrel were $350,454 for 1996 as compared to $299,177 for 1995. Management attributes the increase in expenses principally to increased maintenance-related expenditures, much of which was of a deferred nature, relating to the golf course. Management expects that maintenance-related expenditures in 1997 will be less than in 1996. Expenses related to concessions declined to $0 in 1996 from $15,695 in 1995, reflecting the decision to lease the dining service to an operator. However, 1996 saw payment of money to the dining service operator collected from the "food minimum" whereas there were no such payments in the prior year. Expenses in 1996 relating to equipment rental were higher than in 1995 due to the replacement of certain aged equipment with leased equipment. Advertising and telephone expenses were higher in 1996 than in 1995, reflecting an intensified marketing campaign to attract golfers to Fox Squirrel.

         Direct cost of land sold decreased due to a modification of the formula utilized to determine the cost basis of land sold. Depreciation increased as a result of capital expenditures made in 1995, especially with respect to the cart paths. Interest expense increased in part due to capital leases entered into during 1996 for certain golf course maintenance equipment which replaced obsolete equipment owned by Fox Squirrel, and in part due to interest charged by the general partner and its affiliates on accrued but unpaid expenses outstanding.

         During 1996, the Partnership earned $12,866 in revenue from the sale of timber on certain unsold lots and unplatted woodlands, compared to $35,920 in the prior year. The decrease reflects a reduction in the number of trees suitable for cutting. While additional revenue from tree cutting will be sought as a means of supplementing revenue from lot sales, Management believes that tree cutting will not be a source of substantial revenues during 1997 and cannot be considered a source of on-going revenue in future years.

         The operation of Fox Squirrel added $300,000 to $400,000 in annual revenue and $300,000 to $350,000 in annual operating expenses over 1993's level
 . Revenues from the golf course are highly dependent upon weather conditions. Since adverse weather may significantly reduce revenues while expenses may not be reduced as quickly, nor as greatly, as needed to prevent Fox Squirrel from incurring a deficit in the future, there can be no assurance that the Partnership will realize a profit at Fox Squirrel or that the Partnership will realize a positive return on its investment in improvements at Fox Squirrel. Furthermore, the Partnership's other overhead costs remain and there can be no assurance that revenues from lot sales can be supplemented from revenues from tree cutting or other sources. Based upon current cash requirements, it is apparent that revenues from lot sales and income from Fox Squirrel may be inadequate in future years to cover operating expenses and commitments for capital expenditures.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K," for response to this item.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In January and February 1997 the Partnership sought bids from certain nationally recognized accounting firms, including the then current auditor, KPMG Peat Marwick LLP for auditing the Partnership's financial statements for Fiscal 1996. In February 1997, the Partnership changed auditors from KPMG Peat Marwick LLP to Coopers & Lybrand LLP. The change was not as a result of any disagreements with KPMG Peat Marwick LLP on account and financial disclosure. There have been no such disagreements between the Partnership and Coopers & Lybrand LLP.

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

(b)  INDEMNIFICATION OF EXECUTIVE OFFICERS

         None


ITEM 11.  EXECUTIVE COMPENSATION

                    NAME                                CAPACITY              GENERAL PARTNER'S FEES
----------------------------------------          --------------------        ----------------------
Grace Property Management, Inc.                    General Partner                   $ 150,000

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

         The Registrant has no on-going plan or arrangement with respect to future remuneration to Grace Property Management other than to accrue interest on the unpaid balance due to Grace Property Management. Except for a $25,000 payment in April 1990 and except as discussed in the preceding paragraph, the General Partners' fees have not been paid since January 1986, although they have been provided for in the accompanying financial statements. As of December 31, 1996, the fees accrued but not paid to Grace Property Management in respect of General Partner's fees totaled $456,000. The Registrant has no group life insurance plan. The Registrant has no pension or profit sharing plan but does provide for incentive bonus compensation to certain managerial employees for meeting or exceeding pre-designated budget targets. The Registrant has no options, warrants, or appreciation rights outstanding. No Management person is indebted to the Registrant.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 1996, the Partnership has outstanding 1,828,248 partnership units. Information with respect to the principal holders of record known to the Partnership to beneficially own more than five (5%) percent of the outstanding voting securities is set forth below.

             NAME AND ADDRESS                     AMOUNT AND NATURE
                OF BENEFICIAL                         OF BENEFICIAL                   PERCENT OF
                     OWNER                               OWNERSHIP                       CLASS
         -------------------------              --------------------------           --------------
         Estate of Oliver R. Grace              436,480 units are owned                 23.9%
         515 Madison Avenue                     by the Estate of Oliver R.
         20th Floor                             Grace, Mr. Grace's widow
         New York, NY 10022                     and a company he formerly
                                                controlled(1)

         The General Partner owns 25,000 partnership units, representing approximately 1.4% of all units issued and outstanding.

------------------

         (1)The Estate of Oliver R. Grace beneficially owns 436,480 units (including 44,750 units held in trusts of which the Estate of Oliver R. Grace is the trustee). In addition, other members of the family beneficially own an additional 203,865 units, which represents approximately 11.2% of the units outstanding. The Estate of Oliver R. Grace disclaims beneficial ownership with respect to these additional units as well as the 44,750 units held in certain trusts.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1995 the Partnership borrowed $200,000 from Mr. John S. Grace, president of the General Partner, in the form of a promissory note. The note bears interest at a rate equal to 6% over 12-month LIBOR (12.375% at December 31, 1996), requires quarterly interest payments, and is due on June 1, 1998. The Partnership may repay any or all of such note without penalty. During 1996, the Partnership paid $18,600 in interest on such note and at various times throughout the year made pre-payments of principal totaling, in aggregate, $60,000. In March 1997 the Partnership pre-paid an additional $10,000 in principal and paid $3,300 in interest. During 1995, the Partnership paid $14,000 in interest on such note and pre-paid $30,000 in December 1995.

         For fiscal years 1996, 1995 and 1994, the General Partners elected to charge the Partnership for services and office space. These charges include $10,000 in 1996, $10,000 in 1995, and $38,000 in 1994 for legal services and
$15,000 in each of 1996, 1995 and 1994 for rent on office space used by various members of the Partnership's management. The General Partners fees were $150,000, $60,000 and $60,000, for 1996, 1995 and 1994, respectively (see Item
11, "Executive Compensation"). In 1996 the General Partner and its affiliates charged the Partnership interest totalling $201,245, representing cumulative interest at an annual rate of 10% on the unpaid balances owed them by the Partnership since 1993. Such interest included $71,208 with respect to 1996, $51,292 with respect to 1995, $10,863 with respect to the Transition Quarter, and $37,797 with respect to 1994. These charges have been included in selling, general and administrative expenses. On January 5, 1994 and September 30, 1994, $45,463 and $15,000, respectively, of accrued rent was paid to an affiliate of the General Partner.

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

         Except for the preceding items, there were no other transactions between Management (or the immediate families of Management) and the Registrant during the fiscal year ended December 31, 1996 or thereafter. Further, there were no other related party transactions and there existed no indebtedness to the Registrant from Management (or any member of the immediate family of Management.)


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The following documents are filed as part of this report:

         (a)(1)  INDEX TO FINANCIAL STATEMENTS

                  The following financial information is contained within
                  Exhibit 1, "Audited Financial Statements:"

                                                                                         Page
                                                                                         ----
                Report of Independent Acountants                                         F-1

                  Balance Sheets at December 31, 1996 and 1995                           F-2

                  Statements of Operations for the fiscal years ended December
                  31, 1996, 1995 and September 30, 1994 and the three months
                  ended December 31, 1994                                                F-3

                  Statements of Partners' Capital for the fiscal years ended
                  December 31, 1996, 1995 and September 30, 1994 and the three
                  months ended December 31, 1994                                         F-4

                  Statements of Cash Flows for the fiscal years ended December
                  31, 1996, 1995 and September 30, 1994 and the three months
                  ended December 31, 1994                                                F-5

                  Notes to Financial Statements                                          F-6

         (a)(2)  INDEX TO FINANCIAL SCHEDULES

                  All schedules required are either contained within the Notes to Financial Statements included in Exhibit 1 or are not applicable.

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

                  D. The Robert C. Cantwell IV, MAI appraisal of the Boiling Spring Lakes property dated July 10, 1995, which was filed as Exhibit 3 to the Form 10-K for December 31, 1995 and which is incorporated herein by reference.


         (b)      REPORTS ON FORM 8-K

                  No current reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       REEVES TELECOM LIMITED PARTNERSHIP

Signatures                             Title                        Date



By:  Grace Property
Management, Inc.              General Partner               April 11, 1997
                                                            --------------


By:      /s/ JOHN S. GRACE
         ---------------------
         John S. Grace
         President

                                    EXHIBIT 1
                          Audited Financial Statements

                       REEVES TELECOM LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED DECEMBER 31, 1996, 1995,
                       AND SEPTEMBER 30, 1994, AND FOR THE
                      THREE MONTHS ENDED DECEMBER 31, 1994

                       REEVES TELECOM LIMITED PARTNERSHIP

                                      INDEX

                                                                         PAGE(S)
Report of Independent Accountants                                              1

Financial Statements

     Balance Sheets as of December 31, 1996 and 1995                           2

     Statements of Operations for the years ended December 31,
        1996, 1995 and September 30, 1994, and for the three months
         ended December 31, 1994                                               3

     Statements of Partners' Capital for the years ended December 31,
        1996, 1995, and September 30, 1994, and for the three months
         ended December 31, 1994                                               4

     Statements of Cash Flows for the years ended December 31,
        1996, 1995, and September 30, 1994, and for the three months
        ended December 31, 1994                                                5

Notes to Financial Statements                                             6 - 12

[COOPERS & LYBRAND LETTERHEAD]

REPORT OF INDEPENDENT ACCOUNTANTS

The Partners
Reeves Telecom Limited Partnership

We have audited the balance sheet of Reeves Telecom Limited Partnership (the "Partnership") as of December 31, 1996, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 10 to the financial statements, the Partnership's recurring losses from operations and liquidity position raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result should the Partnership be unable to continue in existence.


/s/ Cooper & Lybrand L.L.P

Raleigh, North Carolina
March 27, 1997

                       REEVES TELECOM LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                           December 31, 1996 and 1995


                           ASSETS                                           1996          1995

Current assets - cash and cash equivalents                               $  133,919    $   73,860

Land held for sale and related buildings and equipment, net               1,037,678       910,183
Other assets                                                                     --         1,201
                                                                         ----------    ----------

                                                                         $1,171,597    $  985,244
                                                                         ==========    ==========

                LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
         Accounts payable and accrued expenses                           $   73,061    $   68,933
         Accrued expenses, affiliates                                       827,876       458,300
         Current maturities of long-term debt                                96,631         4,234
                                                                         ----------    ----------
                  Total current liabilities                                 997,568       531,467
                                                                         ----------    ----------

Long-term debt, less current maturities                                     153,641       172,945

Partners' capital - issued and outstanding
         1,828,248 and 1,828,258 units at December 31, 1996 and 1995,
         respectively                                                        20,388       280,832
                                                                         ----------    ----------
                                                                         $1,171,597    $  985,244
                                                                         ==========    ==========

The accompanying notes are an integral part of the financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS


                                                                               THREE MONTHS
                                                YEAR ENDED      YEAR ENDED        ENDED         YEAR ENDED
                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    SEPTEMBER 30,
                                                   1996            1995            1994            1994
                                                -----------     -----------     -----------     -----------
Revenues:
         Land sales                             $   463,051     $   209,055     $    27,075     $   516,623
         Profit on land sales recognized
                  under installment method               --           6,599              --           1,000
         Country Club revenue                       358,580         340,699          68,189         345,737
         Interest income and finance
                  charges                             3,756           2,281             593           4,305
                                                -----------     -----------     -----------     -----------
                                                    825,387         558,634          95,857         867,665
                                                -----------     -----------     -----------     -----------

Expenses:
         Direct costs of land sold                   40,201          95,992          13,900         184,450
         Selling, general and
                  administrative expenses of
                  Country Club                      350,454         299,177          81,458         301,562
         Selling, general and
                  administrative expenses           432,767         293,277          54,317         357,536
         Depreciation                                50,756          39,190           6,566          13,276
         Interest                                   225,200          14,627              --             691
                                                -----------     -----------     -----------     -----------
                                                  1,099,378         742,263         156,241         857,515
                                                -----------     -----------     -----------     -----------

                  Operating income (loss)          (273,991)       (183,629)        (60,384)         10,150

Other income (expense):
         Timber sales                                12,866          35,920          15,381          91,611
         Gain (loss) on disposal of fixed
                  assets                                681              --              --         (29,850)
         Miscellaneous                                   --           7,765              --          36,939
                                                -----------     -----------     -----------     -----------
                                                     13,547          43,685          15,381          98,700
                                                -----------     -----------     -----------     -----------

                  Net income (loss)             $  (260,444)    $  (139,944)    $   (45,003)    $   108,850
                                                ===========     ===========     ===========     ===========

Income (loss) per partnership
         unit                                   $      (.14)    $      (.08)    $       .00     $       .06
                                                ===========     ===========     ===========     ===========

Weighted average partnership
          units outstanding                       1,828,248       1,828,258       1,828,258       1,906,366
                                                ===========     ===========     ===========     ===========

The accompanying notes are an integral part of the financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS' CAPITAL

                                                                         THREE MONTHS
                                           YEAR ENDED      YEAR ENDED        ENDED         YEAR ENDED
                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   SEPTEMBER 30,
                                             1996            1995            1994            1994
                                           ---------       ---------       ---------       ---------
Partners' capital at beginning of
         period                            $ 280,832       $ 420,776       $ 465,799       $ 539,004

Net income (loss)                           (260,444)       (139,944)        (45,003)        108,850
Repurchase of partnership units
         (492,584 units at cost of $.39
         per unit )                               --              --              --        (192,075)

Sale of partnership units (25,000
         units at $.40 per unit)                  --              --              --          10,000
                                           ---------       ---------       ---------       ---------
Partners' capital at end of period         $  20,388       $ 280,832       $ 420,796       $ 465,779
                                           =========       =========       =========       =========

The accompanying notes are an integral part of the financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS

                                                                                                        THREE MONTHS
                                                                             YEAR ENDED    YEAR ENDED       ENDED        YEAR ENDED
                                                                            DECEMBER 31,  DECEMBER 31,   DECEMBER 31,  SEPTEMBER 30,
                                                                                1996          1995          1994           1994
                                                                              ---------     ---------     ---------      ---------
Cash flows from operating activities:
         Net income (loss)                                                    $(260,444)    $(139,944)    $ (45,003)     $ 108,850
         Adjustments to reconcile net income
                  (loss) to net cash used in operating
                  activities:
                           Depreciation                                          50,756        39,190         6,566         13,276
                           (Gain) loss on disposal of fixed
                                    assets                                         (681)           --            --         29,850
                           Gain on transfer of land in
                                    exchange for partnership units                   --            --            --       (192,075)
                           Change in assets and liabilities:
                                    Other assets, net                             1,201         1,711            --         (1,711)
                                    Land held for sale and contracts
                                            on land sales, net                   40,201         1,292           499            817
                                    Accounts payable and accrued
                                            expenses                              4,128         7,630        24,266        (47,659)
                                                                              ---------     ---------     ---------      ---------
                                            Net cash used in operating
                                                     activities                (164,839)      (90,121)      (13,672)       (88,652)
                                                                              ---------     ---------     ---------      ---------
Cash flows from investing activities:
         Acquisition of land improvements,
                  buildings and equipment                                      (217,771)     (138,300)       27,073         25,873
                                                                              ---------     ---------     ---------      ---------
                                            Net cash provided by (used in)
                                                     investing activities      (217,771)     (138,300)       27,073         25,873
                                                                              ---------     ---------     ---------      ---------

Cash flows from financing activities:
         Proceeds from reissuance of partnership
                  units                                                              --            --            --         10,000
         Proceeds from issuance of long-term
                  debt                                                           66,666       200,000            --         12,447
         Repayment of long-term debt                                            (76,223)      (35,268)           --        (31,000)
         Borrowings under line of credit                                        167,650            --            --             --
         Repayments of line of credit                                           (85,000)           --            --             --
         Increase in accrued expenses, affiliates                               369,576            --            --             --
                                            Net cash provided by (used in)    ---------     ---------     ---------      ---------
                                                     financing activities       442,669       164,732            --         (8,553)
                                                                              ---------     ---------     ---------      ---------

Net increase (decrease) in cash                                                  60,059       (63,689)      (40,745)       (71,332)

Cash at beginning of period                                                      73,860       137,549       178,294        249,626
                                                                              ---------     ---------     ---------      ---------

Cash at end of period                                                         $ 133,919     $  73,860     $ 137,549      $ 178,294
                                                                              =========     =========     =========      =========
Supplemental information:
         Interest paid                                                        $  23,955     $  14,627     $      --      $     691
                                                                              =========     =========     =========      =========

         Exchange of land for partnership units                                                                          $ 192,075
                                                                                                                         =========

The accompanying notes are an integral part of the financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS


1.  PLAN OF LIQUIDATION

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

    The Partnership's Managing General Partner is Grace Property Management,
    Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF ACCOUNTING

    The accompanying financial statements have been prepared using the accrual basis of accounting. The Partnership's assets have been written down, from time to time, to reflect their fair values based upon appraisals. The Partnership changed its fiscal year end from September 30, to December 31. This change became effective as of December 31, 1994.

    LAND SALES

    Land sales represent individual building lots sold for cash. Land cost included in direct costs of land sold represents the proportionate amount of the total project costs, after recorded valuation allowances, based on the sales value of the lot to the total estimated project sales value.

                       REEVES TELECOM LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    LAND HELD FOR SALE AND RELATED BUILDINGS AND EQUIPMENT

    Land held for development or sale is recorded at the lower of cost less previously established valuation allowances or estimated fair value. Related buildings and equipment are stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is calculated on the straight-line basis over the estimated useful lives of 8 to 31.5 years for buildings and 5 to 20 years for equipment and land improvements.

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

    ACCOUNTING AND REPORTING CHANGES

    In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, ("SFAS 121"). The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes the valuation allowance against the property at Boiling Springs Lake, N.C. is adequate.

    ADVERTISING COSTS

    Advertising costs of $11,627, $12,190, $8,447, and $4,353 were expensed as incurred during the years ended December 31, 1996, 1995 and September 30, 1994, and for the three months ended December 31, 1994, respectively.

    CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                       REEVES TELECOM LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS


3.  LAND HELD FOR SALE AND RELATED BUILDINGS AND EQUIPMENT

    During July 1995, the Partnership obtained an appraisal of the Boiling Spring Lakes property. Based upon the updated appraisal, the valuation allowance established in previous years of $1,902,644 was considered adequate. Management believes that based upon the 1996 sales activities and the golf course operations, the valuation allowance continues to be adequate.

    A summary of land held for sale and related buildings and equipment at December 31, 1996 and 1995 is as follows:

                                                1996             1995
Boiling Spring Lakes:
         Land held for sale                  $ 2,226,340     $ 2,266,541
         Other land and land improvements        391,669         394,045
         Residential house held for sale          82,650              --
         Buildings                               305,648         201,243
         Equipment                               269,956         262,121
                                             -----------     -----------
                                               3,276,263       3,123,950
Pimlico Plantation lots                              500             500
Less:
         Accumulated depreciation               (336,441)       (311,623)
         Valuation allowance                  (1,902,644)     (1,902,644)
                                             -----------     -----------
                                             $ 1,037,678     $   910,183
                                             ===========     ===========

4.  ACCRUED EXPENSES, AFFILIATES

A summary of accrued expenses, affiliates at December 31, 1996 and 1995 is as follows:

                                                 1996            1995
General partner fees                         $   456,000     $   312,668
Legal fees Land held for sale                     91,728          81,728
Rent                                              48,903          33,904
Interest Buildings                               201,245              --
Brokerage commission Equipment                    30,000          30,000
                                             -----------     -----------
                                             $   827,876     $   458,300
                                             ===========     ===========

    General partner fees, brokerage commission, rent and legal fees represent amounts due to the General Partner. See Note 6 for additional information regarding related party transactions.

                       REEVES TELECOM LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS


5.  LONG-TERM DEBT

    Long-term debt at December 31, 1996 and 1995 consists of the following:

                                                                            1996        1995
Uncollateralized note payable to John S. Grace, an affiliate of the
         General Partner, interest payable at the 12 month LIBOR rate plus 6%(12.375% at December 31, 1996), maturing
         in June 1998                                                     $110,000    $170,000
Borrowings outstanding under a revolving credit facility, as
         defined below                                                      82,650          --
8.57% note payable in monthly installments of $1,370,
         including interest, maturing in February 2001, collateralized      55,773          --
         by equipment
Other                                                                        1,849       7,179
                                                                          --------    --------
                                                                           250,272     177,179
Less current maturities                                                     96,631       4,234
                                                                          --------    --------
                                                                          $153,641    $172,945
                                                                          ========    ========

    In June 1996, the Partnership entered into a revolving credit facility requiring interest only payments at the lender's prime rate plus .5% (8.75% at December 31, 1996) through maturity, which is August 1997. This agreement is collateralized by building lots in Boiling Springs Lakes. At December 31, 1996, the Partnership had fully utilized this revolving credit facility.

    Principal maturities of long-term debt for the years subsequent to December 31, 1996 are as follows:

         1997                                               $  96,631
         1998                                                 122,373
         1999                                                  14,316
         2000                                                  15,592
         2001                                                   1,360
                                                            ---------
                                                            $ 250,272
                                                            =========

                       REEVES TELECOM LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

6.  RELATED PARTY TRANSACTIONS

    The General Partners charged the Partnership for services and office space as follows:

                                                             THREE MONTHS
                                YEAR ENDED     YEAR ENDED       ENDED        YEAR ENDED
                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   SEPTEMBER 31,
                                   1996           1995           1994           1994
                                 --------       --------       --------       --------
General Partner fees             $150,000       $ 60,000       $ 15,000       $ 60,000
Legal fees                         10,000         10,000             --         38,000
Office space                       15,000         15,000          3,750         15,000
Interest                          201,245             --             --             --
                                 --------       --------       --------       --------
                                 $376,245       $ 85,000       $ 18,750       $113,000
                                 ========       ========       ========       ========

    Due to the resignation of a former general partner on July 1, 1994, the Partnership settled accrued general partner fees from prior years at less than the accrued amount. The decrease in general partner fees related to the former partner amounted to $31,000 and is included in other income in 1994. General partners fees and other related charges have been included in selling, general and administrative expenses.

    In fiscal 1994, 23 lots at Pimlico Plantation with a carrying value of $15,450 were transferred to a major unitholder in exchange for $10,000 cash and 492,584 units valued at $192,075 held by such unitholder. This transaction was recorded at the fair value of the property transferred. The remaining two lots at Pimlico are on the Partnership's balance sheet at a nominal amount.

7.  LITIGATION

    In the past, litigation has been filed against the Partnership claiming breach of contract because lots guaranteed in the sales contract as being "high, dry and suitable for building" will not pass current county health department requirements regarding the installation of septic tanks and on-site sewage disposal systems. Management contends this language does not constitute a guarantee of soil conditions for sewer purposes and that even if it did, installation and use of septic tanks on these lots would have been permitted under county regulations in effect prior to August 1976 and that it had no way of knowing that stricter regulations would later be enacted. In the event litigation is filed which results in an unfavorable ruling, possible remedies could include: refunding the purchase price of the lots; building nitrification fields with fill dirt that would allow installation of sewage disposal systems on the lots; providing the litigants with lots that will pass current county health department requirements; and paying monetary damages. If mandated, the cost of such remedial action in the aggregate could be substantial. No provision for this contingent liability has been made in the accompanying financial statements; however, at December 31, 1996 no suits or claims are pending against the Partnership related to this matter.

                       REEVES TELECOM LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS


8.  INCOME TAXES

    Results of operations of the Partnership are taxable to the partners and no recognition of Federal and state income tax is included in the financial statements.

9.  LEASES

    The Company leases certain office and golf course equipment under operating leases. The minimum lease payments under operating leases for the years subsequent to December 31, 1996 are as follows:



            1997                                        $  31,549
            1998                                           31,205
            1999                                           30,509
            2000                                           10,100
                                                        ---------
                                                        $ 103,363
                                                        =========

    Equipment rental and lease expense for the years ending December 31, 1996 and 1995, September 30, 1994 and for the three months ended December 31, 1994 was $28,145, $32,908, $30,279 and 8,831, respectively.

    10. LIQUIDITY AND GOING CONCERN ISSUES

    Cash generated from Fox Squirrel Country Club and individual lot sales may not be sufficient to meet future operating costs, debt service and other cash requirements. Operating cash flow was negative for fiscal year 1995 and would have been negative for 1996 if certain accrued expenses were not deferred. Further, at December 31, 1996, the current liabilities of the Partnership exceeded its current assets by approximately $837,000. Partner's capital has been reduced to approximately $20,000. No reasonable offer has been received for the assets of the Partnership due principally to the fact that the majority of the land is wetland and that most of the unsold plotted lots do not satisfy current county health standards regarding the installation of septic tanks and on-site sewage disposal systems. If the Partnership's cash flow is less than management's expectations, capital programs presently planned may be either postponed, scaled back, or eliminated, and certain operating expenditures may be either deferred or, in the case of payments to affiliates of the General Partner, accrued. Despite such contingency plans by management, the above mentioned factors indicate that the Partnership may be unable to continue in existence while attempting to complete the sale and liquidation of the Partnership's remaining assets. The financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnerships recurring losses from operations and liquidity position raise substantial doubt about the entity's ability to continue while attempting to sell the remaining assets of the Partnership.

    The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result should the Partnership be unable to continue in existence.

                       REEVES TELECOM LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Partnership using the methods and assumptions described below. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents are by definition short-term and the carrying amount is a reasonable estimate of fair value.

    LONG-TERM DEBT

    The fair value of long term debt has been estimated by discounting the future cash flows using the current rates offered for debt issues with similar characteristics. The carrying amount of long-term debt approximates fair value at December 31, 1996 and 1995.

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





February 9, 1996

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  Balance Sheet

                                December 31, 1994




                               Assets

Current assets - cash                                                   $137,549

Land held for sale and related buildings
     and equipment, net (note 3)                                         811,073
Other assets                                                               4,204
                                                                        --------

                                                                        $952,826
                                                                        ========

                  Liabilities and Partners' Capital

Current liabilities:
     Accounts payable and accrued expenses (note 4)                      519,603
     Notes payable (note 5)                                                4,025
                                                                        --------
                  Total current liabilities                              523,628

                                                                        --------
Long-term debt                                                             8,422

Partners' capital (notes 1 and 12)  - issued and outstanding
     1,828,258 units at December 31, 1994                                420,776
                                                                        --------
                                                                        $952,826
                                                                        ========

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                             Statement of Cash Flows

                      Three Months ended December 31, 1994



Cash flows from operating activities:
     Net loss                                                               $ (45,003)
     Adjustments to reconcile net loss to net
         cash provided by operating activities:
              Depreciation                                                      6,566
              Change in assets and liabilities:
                  Contracts on land sales, net                                    499
                  Land held for sale and related buildings and equipment      (27,073)
                  Accounts payable and accrued expenses                        24,266
                                                                            ---------

Net decrease in cash                                                          (40,745)

Cash at beginning of quarter                                                  178,294
                                                                            ---------

Cash at end of quarter                                                      $ 137,549
                                                                            =========

See accompanying notes to financial statements

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

       A summary of land held for sale and related buildings and equipment at December 31, 1994 follows:

           Boiling Spring Lakes:
                Land held for sale                                                             $   2,362,534
                Other land and land improvements                                                     222,264
                Buildings                                                                            173,578
                Equipment                                                                            227,275
                                                                                               -------------
                                                                                                   2,985,651

           Pimlico Plantation lots                                                                       500
           Less:
                Accumulated depreciation                                                             272,434
                Valuation allowance                                                                1,902,644
                                                                                               -------------
                                                                                               $     811,073
                                                                                               =============

(4)    Accounts Payable and Accrued Expenses

       A summary of accounts payable and accrued expenses at December 31, 1994 follows:



                General partner fees                                                             $  302,668
                Legal fees                                                                           86,738
                Rent                                                                                 18,904
                Brokerage commission                                                                 30,000
                Taxes, other than taxes on income                                                    35,925
                Accounting fees                                                                      17,500
                Other                                                                                27,868
                                                                                                 ----------

                                                                                                 $  519,603
                                                                                                 ==========

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

       A summary of selling, general and administrative expenses, excluding the Country Club, for the three months ended December 31, 1994 follows:


           Salaries and payroll taxes                                                              $    12,601
           Fees to General Partners                                                                     15,000
           Advertising                                                                                   4,353
           Accounting and tax preparation fees                                                           7,500
           Rent                                                                                          3,750
           Group insurance                                                                               2,328
           Travel                                                                                        1,521
           Insurance  - general                                                                          3,742
           Other                                                                                         3,522
                                                                                                   -----------

                    Total                                                                          $    54,317
                                                                                                   ===========


       A summary of general and administrative expenses for the Country Club for the three months ended December 31, 1994 follows:

           Salaries and payroll taxes                                                              $    39,509
           Repairs and maintenance                                                                      17,490
           Equipment rental and leases                                                                   8,831
           Utilities                                                                                     4,053
           Concessions                                                                                   3,431
           Advertising                                                                                   2,051
           Insurance                                                                                     1,171
           Other                                                                                         4,922
                                                                                                   -----------

                                                                                                   $    81,458
                                                                                                   ===========

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





February 9, 1996

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 Balance Sheets

                    December 31, 1995 and September 30, 1994




                               Assets                                              1995         1994
                                                                                  --------    -------

Current assets - cash                                                             $ 73,860    178,294

Land held for sale and related buildings
     and equipment, net (note 3)                                                   910,183    790,566
Contracts on land sales, net                                                          --        1,292
Other assets                                                                         1,201      3,412
                                                                                  --------    -------

                                                                                  $985,244    973,564
                                                                                  ========    =======

                  Liabilities and Partners' Capital

Current liabilities:
     Accounts payable and accrued expenses (note 4)                                527,233    495,338
     Current portion of long-term debt (note 5)                                      4,234      3,974
                                                                                  --------    -------
                  Total current liabilities                                        531,467    499,312
                                                                                  --------    -------

Long-term debt, excluding current portion (note 5)                                 172,945      8,473
                                                                                  --------    -------
Partners' capital (notes 1 and 12) - issued and outstanding 1,828,258 units at
     December 31, 1995 and September 30, 1994                                      280,832    465,779

Commitments and contingent liability (note 7)
                                                                                  --------    -------
                                                                                  $985,244    973,564
                                                                                  ========    =======






See accompanying notes to financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                            Statements of Operations

           Years ended December 31, 1995, September 30, 1994 and 1993




                                                          1995              1994             1993
                                                       -----------       ----------       ----------

Revenues:
     Land sales (notes 2, 3 and 7)                     $   209,055          516,623          130,931
     Profit on land sales recognized under
         installment method                                  6,599            1,000            2,967
     Country Club revenue                                  340,699          345,737             --
     Interest income and finance charges                     2,281            4,305            4,176
     Gain (loss) on cancellations of
         land sales contracts                                 --               --             (2,020)
                                                       -----------       ----------       ----------
                                                           558,634          867,665          136,054
                                                       -----------       ----------       ----------
Expenses:
     Selling, general and administrative
         expenses (note 6)                                 293,277          357,536          293,760
     Selling, general and administrative expenses
         of Country Club (note 6)                          299,177          301,562             --
     Direct costs of land sold (note 3)                     95,992          184,450           74,825
     Depreciation                                           39,190           13,276           12,224
     Interest                                               14,627              691            2,170
                                                       -----------       ----------       ----------
                                                           742,263          857,515          382,979
                                                       -----------       ----------       ----------

                  Income (loss) before other
                      income and expense                  (183,629)          10,150         (246,925)

Other income (expense):
     Timber sales (note 11)                                 35,920           91,611          202,830
     Loss on disposal of fixed assets                         --            (29,850)         (56,652)
     Miscellaneous (note 7)                                  7,765           36,939           14,160
                                                       -----------       ----------       ----------
                                                            43,685           98,700          160,338
                                                       -----------       ----------       ----------

                  Net income (loss)                    $  (139,944)         108,850          (86,587)
                                                       ===========       ==========       ==========


Income (loss) per partnership unit                     $      (.08)             .06             (.04)
                                                       ===========       ==========       ==========

Weighted average partnership units outstanding           1,828,258        1,906,366        2,295,842
                                                       ===========       ==========       ==========






See accompanying notes to financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                         Statements of Partners' Capital

           Years ended December 31, 1995, September 30, 1994 and 1993




                                                      1995           1994           1993
                                                   ---------       --------       --------


Partners' capital at beginning of year             $ 420,776        539,004        625,591

Net income (loss)                                   (139,944)       108,850        (86,587)
Repurchase of partnership units (492,584
     units) at cost of $.39 per unit (note 7)           --         (192,075)          --

Sale of partnership units (25,000 units at
     $.40 per unit)                                     --           10,000           --
                                                   ---------       --------       --------

Partners' capital at end of year                   $ 280,832        465,779        539,004
                                                   =========       ========       ========




See accompanying notes to financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                            Statements of Cash Flows

           Years ended December 31, 1995, September 30, 1994 and 1993





                                                               1995            1994           1993
                                                             ---------       --------       --------
Cash flows from operating activities:
     Net income (loss)                                       $(139,944)       108,850        (86,587)
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating
         activities:
              Depreciation                                      39,190         13,276         12,224
              Loss on disposal of fixed assets                    --           29,850         56,652
              Gain on transfer of land in exchange for
                  partnership units                               --         (192,075)          --
              Change in assets and liabilities:
                  Other assets, net                              1,711         (1,711)          --
                  Contracts on land sales, net                   1,292            817          6,549
                  Accounts payable and accrued expenses          7,630        (47,659)        99,959
                                                             ---------       --------       --------
                      Net cash provided by (used in)
                           operating activities                (90,121)       (88,652)        88,797
                                                             ---------       --------       --------

Cash flows from investing activities:
     Land held for sale and related buildings
         and equipment                                        (138,300)        25,873         76,426
     Payments on notes receivable                                 --             --           18,775
                                                             ---------       --------       --------
                      Net cash provided by
                           investing activities               (138,300)        25,873         95,201
                                                             ---------       --------       --------

Cash flows from financing activities:
     Proceeds from reissuance of partnership units                --           10,000           --
     Proceeds from issuance of long-term debt                  200,000         12,447           --
     Repayment of long-term debt                               (35,268)       (31,000)          --
                                                             ---------       --------       --------
                      Net cash provided by (used in)
                           financing activities                164,732         (8,553)          --
                                                             ---------       --------       --------

Net increase (decrease) in cash                                (63,689)       (71,332)       183,998
Cash at beginning of year                                       37,549        249,626         65,628
                                                             ---------       --------       --------

Cash at end of year                                          $  73,860        178,294        249,626
                                                             =========       ========       ========

Supplemental information:
     Interest paid                                           $  14,627            691          2,170
                                                             =========       ========       ========
     Exchange of land for partnership units                  $    --          192,075           --
                                                             =========       ========       ========





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

       A summary of land held for sale and related buildings and equipment at December 31, 1995 and September 30, 1994 follows:


                                                           1995            1994
                                                        ----------      ---------
  Boiling Spring Lakes:
     Land held for sale                                 $2,266,541      2,369,934
     Other land and land improvements                      394,045        221,449
     Buildings                                             201,243        173,578
     Equipment                                             262,121        193,617
                                                        ----------      ---------
                                                         3,123,950      2,958,578

Pimlico Plantation lots                                        500            500
Less:
     Accumulated depreciation                              311,623        265,868
     Valuation allowance                                 1,902,644      1,902,644
                                                        ----------      ---------
                                                        $  910,183        790,566
                                                        ==========      =========


(4)    Accounts Payable and Accrued Expenses

       A summary of accounts payable and accrued expenses at December 31, 1995 and September 30, 1994 follows:

                                                       1995         1994
                                                     --------      -------

General partner fees                                 $312,668      287,668
Legal fees                                             81,728       86,738
Rent                                                   33,904       15,154
Brokerage commission                                   30,000       30,000
Taxes, other than taxes on income                      45,940       30,408
Accounting fees                                        17,500       17,500
Other                                                   5,493       27,870
                                                     --------      -------

                                                     $527,233      495,338
                                                     ========      =======

       General Partner fees, brokerage commission, rent, and legal fees represent amounts due to affiliates of the General Partners.

                       REEVES TELECOM LIMITED PARTNERSHIP

                          Notes to Financial Statements


(5)    Long-Term Debt

       Long-term debt at December 31, 1995 and September 30, 1994 consist of the following:

                                                                                       1995            1994
                                                                                       ----            ----
  Unsecured note payable to John S. Grace, an affiliate of the
     General Partner, at 12 month LIBOR plus 6% interest, due
     in June 1998                                                                   $170,000            --

  Note payable secured by equipment purchased in 1994, at
     5.09% interest, maturing in September 1997                                        7,179          12,447
                                                                                    --------          ------

                                                                                     177,179          12,447
         Less current portion                                                          4,234           3,974
                                                                                    --------          ------

         Noncurrent debt                                                            $172,945           8,473
                                                                                    ========          ======


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

       A summary of selling, general and administrative expenses, excluding the Country Club, for the years ended December 31, 1995 and September 30, 1994 and 1993 follows:

                                           1995         1994         1993
                                         --------      -------      -------

Salaries and payroll taxes               $ 46,920       69,434       46,080
Fees to General Partners                   60,000       60,000       63,000
Legal fees                                 22,050       38,147       41,766
Real estate taxes                          47,796       36,355       39,182
Advertising                                16,966       20,980        1,212
General maintenance and repairs              --          7,708          956
Accounting and tax preparation fees        16,446       26,387       25,587
Rent                                       15,000       15,000       15,154
Group insurance                             9,266        9,293        8,469
Travel                                      7,097        5,158        7,078
Insurance  - general                       10,541       13,867        6,379
Other                                      41,195       55,207       38,897
                                         --------      -------      -------

         Total                           $293,277      357,536      293,760
                                         ========      =======      =======

                       REEVES TELECOM LIMITED PARTNERSHIP

                          Notes to Financial Statements


(6)    Selling, General and Administrative Expenses, Continued

       A summary of general and administrative expenses for the Country Club for the years ended December 31 1995 and September 30, 1994 follows:


                                                1995         1994
                                              --------      -------

Salaries and payroll taxes                    $154,133      156,934
Repairs and maintenance                         41,728       46,926
Equipment rental and leases                     32,908       30,279
Utilities                                       21,098       20,958
Concessions                                     15,695       20,183
Advertising                                     12,190        8,447
Insurance                                        3,515        5,485
Other                                           17,910       12,350
                                              --------      -------

                                              $299,177      301,562
                                              ========      =======

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


(10)   Leases

       During fiscal 1994, the Partnership entered into two operating leases and assumed a third operating lease when it took over management of the golf course. The minimum lease payments under these leases as of December 31, 1995 are as follows:

                    1996                                               $  30,837
                    1997                                                  15,209
                    1998                                                    -
                    1999                                                    -
                    2000                                                    -
                                                                       ---------

                                                                       $  46,046
                                                                       =========

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