Form 10-Q
period 1997-03-31
REEVES TELECOM LTD PARTNERSHIP
filed 1997-05-22
CIK 314741

                      SECURITIES & EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997              Commission File #0-9305



                       REEVES TELECOM LIMITED PARTNERSHIP
                  (name changed from Reeves Telecom Associates)
--------------------------------------------------------------------------------

    South Carolina                                         57-0700063
------------------------                         -----------------------------
(State of Incorporation)                         (I.R.S. Employer I.D. Number)

c/o Grace Property Management Inc.
P. O. Box 163
55 Brookville Road
Glen Head, New York                              11545
--------------------------------------------------------------------------------
(Address of General Partner)                    (Zip Code)

                   Registrants telephone number (516) 686-2201
                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X) No ( )

                          PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  BALANCE SHEET

--------------------------------------------------------------------------------
                                            March 31,        December 31,
  ASSETS                                     1997              1996
                                          (UNAUDITED)        (AUDITED)
                                          -----------        ---------

Current Assets:

  Cash and cash equivalents                $ 113,577         $  133,919

  Land held for development or sale
   and related buildings and
    equipment, net                          1,022,789         1,037,678
                                            ---------         ---------

                                           $1,136,366        $1,171,597
                                           ==========        ==========


Liabilities and Partners' Capital
---------------------------------

Current Liabilities:
    Accounts payable and
     accrued expenses                      $  922,294        $  900,937

    Notes payable - Current
     portion                                   96,631            96,631
                                           ----------        ----------
                                           $1,018,925        $  997,568
    Notes payable - Non-Current
     portion                                  138,940           153,641
                                           ----------        ----------

    Total Liabilities                      $1,157,865        $1,151,209

    Partners' capital                         (21,499)       $   20,388
                                           -----------       ----------

                                           $1,136,366        $1,171,597
                                           ==========        ==========

                       REEVES TELECOM LIMITED PARTNERSHIP

                 STATEMENT OF OPERATIONS AND PARTNERS' CAPITAL

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)
--------------------------------------------------------------------------------
                                                1997                   1996
                                                ----                   ----
Operating revenues:

     Land sales                              $  61,288             $ 142,157
     Fox Squirrel income                        84,699                84,892
     Interest income                               624                   246
     Other income and sale of timber             1,106                 5,062
                                             ---------             ---------
                                             $ 147,717             $ 232,357
                                             ---------             ---------
Operating Costs and Expenses:

     Administrative                            169,258                184,620
     Direct cost of land sold                    5,321                 65,464
     Depreciation                               15,025                 14,184
                                               -------                -------
                                               189,604                264,268
                                               -------                -------

Net Income or (Loss)                          ( 41,887)              ( 31,911)

  Partners' capital at beginning
   of period                                    20,388                280,832

  Partners' capital at end of                ----------            ----------
   period                                    $( 21,499)            $  248,921
                                             ==========            ==========

Income  or  (Loss)  per  partnership
  unit  (1,828,248  and  1,828,258
  units outstanding as of March 31,
  1997 and 1996 respectively.)               $ ( 0.023)            $  ( 0.017)
                                             =========             ==========

                       REEVES TELECOM LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                      1997            1996
                                                      ----            ----

CASH PROVIDED BY OPERATIONS:
     Net Income or (Loss)                         $( 41,887)         $( 31,911)
     Deduct Items Not Using Cash:
      Depreciation                                    15,025             14,184
                                                  ----------         ----------

          TOTAL                                    ( 26,862)          ( 17,727)
                                                   ---------          ---------

CHANGES IN OPERATING ASSETS AND LIABILITIES
  INCREASING OR (DECREASING) CASH:

     (Increase) in other assets                        -              ( 17,999)
     Decrease in Land held for
      development or sale                             5,321             65,464
     Increase or (decrease) in accounts
      payable and accrued expenses                   21,357           (  1,510)
      (Decrease) in notes payable                  ( 14,701)          (  2,372)
                                                  ---------           --------

NET CASH PROVIDED OR (USED) BY
 OPERATIONS                                          11,977             43,583
                                                  ---------           --------
CASH (USED) BY INVESTING ACTIVITIES:
                                                  $( 14,885)          $ 25,856
 Additions to Fixed Assets
                                                    ( 5,457)          ( 88,637)
CASH FROM FINANCING ACTIVITIES:


     Equipment note payable                             -               82,213
                                                   ---------          --------
NET INCREASE OR (DECREASE) IN CASH                 $( 20,342)         $ 19,432
                                                   =========          ========

CASH BALANCE - BEGINNING                           $ 133,919          $ 73,860

NET INCREASE OR (DECREASE) IN CASH,
  AS ABOVE                                          ( 20,342)           19,432
                                                   ---------          --------

CASH BALANCE - ENDING                              $ 113,577          $ 93,292
                                                   =========          ========

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 1997
                                   (Unaudited)


--------------------------------------------------------------------------------

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

          The Partnership is a liquidating partnership and as such, quarter to quarter comparisons and analysis are not meaningful.

          For the three months ended March 31, 1997 and 1996, the Partnership generated revenues from land sales of $ 61,288 and $142,157, respectively. Revenues in 1996 included the sale of a tract of approximately 430 acres for $85,000. Excluding such sale, the Partnership sold 8 individual lots, generating aggregate revenues of $61,288 in the first quarter of 1997 compared to 11 lots and $57,157 in land sale revenues for the same period one year ago. Management attributes the increase largely to somewhat improved economic conditions locally and to the relative mix of lots sold as to location and asking price. Individual lots adjacent to or near the golf course, for example, generally command a higher asking price than lots which are not so situated.

          Revenues at Fox Squirrel Country Club ("Fox Squirrel") for the three months ended March 31, 1997 and 1996 were $84,699 and $84,892 respectively. Higher greens fees and cart rental income reflect more rounds played in the first quarter of 1997 than one year ago, in part due to somewhat better weather conditions this year than last. Revenues from membership dues fell approximately 33% despite an increase in average dues per member. Management attributes the decline principally to a delay in collections, as some dues which were expected to be collected in March, 1997 were received after the close of the first quarter, and to a slightly smaller club membership. Direct operating expenses at Fox Squirrel for the three months ended March 31, 1997 and 1996 were $64,807 and $76,004 respectively. The principal changes in individual expense items were in equipment rental and maintenance expense. Equipment rental expense was higher in 1997 than in 1996 since certain new equipment was leased to replace old equipment owned by Fox Squirrel. Maintenance expense was lower this year than last since Fox Squirrel incurred numerous expenses relating to deferred maintenance of the golf course during 1996 which were not incurred in 1997.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 1997
                                   (Unaudited)

--------------------------------------------------------------------------------

Revenue from tree cutting through March 31, 1997 was $692, compared to revenue of $5,045 in the same period in 1996. As stated in recent financial reports, Management has viewed timber cutting as a source of temporary revenue with limited prospects in the future due to, among other factors, the size and number of trees which may be logged, the demand for wood pulp, and market prices in general. As such, Management expects that, if and when realized, revenue from tree cutting will be highly variable from quarter to quarter.

Direct cost of land sold during the three months ended March 31, 1997 and 1996 was $5,321 and $65,464, respectively. The decrease is due principally to the sale of the approximately 430 acre tract of land during the first quarter of 1996 as well as to a revision in the formula for calculating the direct cost of land sold.

To provide funds for working capital and other purposes, on June 1, 1995 the Partnership borrowed $200,000 from the president of the General Partner, payable in full on June 1, 1998. The promissory note issued bears interest at a rate equal to 6% above 12-month LIBOR, requires interest to be paid quarterly commencing September 1, 1995, and allows for prepayment without penalty. The promissory note is secured by a mortgage on Fox Squirrel. As of March 31, 1997, $100,000 of the principal has been repaid, leaving an outstanding balance of $100,000.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 1997
                                   (Unaudited)


--------------------------------------------------------------------------------

In April, 1997, the Partnership began the installation of a multi-user septic system which, when completed, will allow for development of an eight-unit commercial district on approximately two acres of land owned by the Partnership along State Route 87. Management expects that the multi-user system will cost approximately $45,000 and will be fully operational in May or June, 1997. Of the eight lots which comprise the commercial district, none have been sold but one is currently under contract for sale for approximately $25,000. The Partnership intends to sell the remaining lots within the commercial district to one or more third parties for development but, depending on market factors and terms that may be agreed upon, the Partnership may itself develop one or more of such lots and lease the storefront(s) to third parties.

The improvements discussed above are representative of the Partnership's continuing efforts to improve the development at Boiling Spring Lakes so that the Partnership will eventually be able to consistently generate revenues in excess of operating expenses and capital expenditures. Management believes, however, that the variable nature of the Partnership's revenues and its current liquidity position raise doubts about the Partnership's ability to fund its operations and currently planned capital programs without obtaining additional financing. Management is not certain that additional outside financing is available and, if available, that such financing may be obtained on terms Management believes to be acceptable.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 1997
                                   (Unaudited)

--------------------------------------------------------------------------------

                            PART II OTHER INFORMATION

ITEM      6. Exhibits and Reports on Form 8-K

          The Partnership filed no reports on Form 8-K for the quarter ended March 31, 1997

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 1997
                                   (Unaudited)

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


                                             REEVES TELECOM LIMITED PARTNERSHIP

                                             By: Grace Property Management, Inc.
                                                 General Partner

                                                 By: /s/ JOHN S. GRACE
                                                     ---------------------
                                                          John S. Grace
                                                          President

Dated: May 20,1997