Form 10-Q
period 1997-06-30
REEVES TELECOM LTD PARTNERSHIP
filed 1997-08-14
CIK 314741

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1997                          Commission File #0-9305


                       REEVES TELECOM LIMITED PARTNERSHIP
                  (name changed from Reeves Telecom Associates)

-------------------------------------------------------------------------------

    South Carolina                                          57-0700063
------------------------                           ----------------------------
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

Yes (X)     No ( )

                          PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  BALANCE SHEET

--------------------------------------------------------------------------------

                                           June 30,       December 31,
                                            1997             1996
                                         -----------      ------------
                                         (UNAUDITED)       (AUDITED)
     Assets
     ------

Current Assets:

         Cash and cash equivalents       $  129,653        $  133,919


Land held for development or sale
 and related buildings and
  equipment, net                          1,024,379         1,037,678
                                         ----------        ----------

         Total Assets                    $1,154,032        $1,171,597
                                         ==========        ==========

Liabilities and Partners' Capital
---------------------------------

Current Liabilities:
         Accounts payable and
          accrued expenses               $  988,612        $  900,937

         Notes payable - Current
          portion                            96,631            96,631
                                         ----------        ----------
                                          1,085,243           997,568

Notes payable - Non-Current
 portion                                    124,238           153,641
                                         ----------        ----------

         Total Liabilities                1,209,481         1,151,209

Partners' capital                           (55,449)           20,388
                                         ----------        ----------

         Total Liabilities and
         Partners' Capital               $1,154,032        $1,171,597
                                         ==========        ==========

                       REEVES TELECOM LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNERS' CAPITAL

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                 1997            1996
                                               --------        --------
Operating revenues:

         Land sales                            $146,068        $266,638
         Fox Squirrel income                    189,123         193,022
         Interest income                          1,252             996
         Other income and sale of timber          1,452           7,240
                                               --------        --------

                                                337,895         467,896
                                               --------        --------
Operating Costs and Expenses:

         Administrative                         370,929         400,610
         Direct cost of land sold                12,699         144,206
         Depreciation                            30,104          28,534
                                               --------        --------

                                                413,732         573,350
                                               --------        --------
Net Income or (Loss)                            (75,837)       (105,454)

Partners' capital at beginning
 of period                                       20,388         280,832
                                               --------        --------

Partners' capital at end of
  period                                       $(55,449)       $175,378
                                               ========        ========

Income or (Loss) per partnership unit
 (1,828,248 units outstanding as of
 June 30, 1997 and 1,828,258 units
 as of June 30, 1996.)                         $  (0.04)       $  (0.06)
                                               ========        ========

                       REEVES TELECOM LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNERS' CAPITAL

                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)


--------------------------------------------------------------------------------

                                                 1997            1996
                                               --------        --------
Operating revenues:

         Land sales                            $ 84,780        $124,481
         Fox Squirrel income                    104,424         108,130
         Interest income                            628             750
         Other income and sale of timber            346           2,178
                                               --------        --------

                                                190,178         235,539
                                               --------        --------
Operating Costs and Expenses:

         Administrative                         201,671         215,990
         Direct cost of land sold                 7,378          78,742
         Depreciation                            15,079          14,350
                                               --------        --------

                                                224,128         309,082
                                               --------        --------
Net Income or (Loss)                            (33,950)        (73,543)

Partners' capital at beginning
 of period                                      (21,499)        248,921
                                               --------        --------

Partners' capital at end of
  period                                       $(55,449)       $175,378
                                               ========        ========

Income or (Loss) per partnership unit
 (1,828,248 units outstanding as of
  June 30, 1997 and 1,828,258 units
  as of June 30, 1996.)                        $  (0.02)       $  (0.04)
                                               ========        ========

                       REEVES TELECOM LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                    1997            1996
                                                  --------        ---------
CASH PROVIDED BY OPERATIONS:

         Net Income or (Loss)                     $(75,837)       $(105,454)
         Deduct Items Not Using Cash:
                  Depreciation                      30,104           28,534
                                                  --------        ---------

                           TOTAL                   (45,733)         (76,920)
                                                  --------        ---------

CHANGES IN OPERATING ASSETS AND LIABILITIES
  INCREASING OR (DECREASING) CASH:

         (Increase) in other assets                     --          (25,417)
         Decrease in Land held for
          development or sale                       12,699          144,206
         Increase or (decrease) in accounts
          payable and accrued expenses              87,675           84,915
         (Decrease) in notes payable               (29,403)         (32,660)
                                                  --------        ---------

                                                    70,971          171,044
                                                  --------        ---------

NET CASH PROVIDED OR (USED) BY
  OPERATIONS                                      $ 25,238        $  94,124

CASH (USED) BY INVESTING ACTIVITIES:

         Additions to Fixed Assets                 (29,504)         (94,443)

CASH FROM FINANCING ACTIVITIES:

         Equipment note payable                         --           82,213
                                                  --------        ---------

NET INCREASE OR (DECREASE) IN CASH                $ (4,266)       $  81,894
                                                  ========        =========

CASH BALANCE - BEGINNING                          $133,919        $  73,860

NET INCREASE OR (DECREASE) IN
  CASH, AS ABOVE                                    (4,266)          81,894
                                                  --------        ---------

CASH BALANCE - ENDING                             $129,653        $ 155,754
                                                  ========        =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                    1997            1996
                                                  --------        --------
CASH PROVIDED BY OPERATIONS:

         Net Income or (Loss)                     $(33,950)       $(73,543)
         Deduct Items Not Using Cash:
                  Depreciation                      15,079          14,350
                                                  --------        --------

                           TOTAL                   (18,871)        (59,193)
                                                  --------        --------

CHANGES IN OPERATING ASSETS AND LIABILITIES
  INCREASING OR (DECREASING) CASH:

         (Increase) in other assets                     --          (7,418)
         Decrease in Land held for
          development or sale                        7,378          78,742
         Increase or (decrease) in accounts
          payable and accrued expenses              66,318          86,425
         (Decrease) in notes payable               (14,702)        (30,288)
                                                  --------        --------

                                                    58,994         127,461
                                                  --------        --------

NET CASH PROVIDED OR (USED) BY
  OPERATIONS                                      $ 40,123        $ 68,268

CASH (USED) BY INVESTING ACTIVITIES:

         Additions to Fixed Assets                 (24,047)         (5,806)
                                                  --------        --------

NET INCREASE OR (DECREASE) IN CASH                $ 16,076        $ 62,462
                                                  ========        ========

CASH BALANCE - BEGINNING                          $113,577        $ 93,292

NET INCREASE OR (DECREASE) IN
  CASH, AS ABOVE                                    16,076          62,462
                                                  --------        --------

CASH BALANCE - ENDING                             $129,653        $155,754
                                                  ========        ========

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 1997
                                   (Unaudited)

--------------------------------------------------------------------------------
ITEM 2.    Management Discussion and Analysis of Financial Condition and
            Results of Operations.

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission on March 7, 1997.

            The Partnership will adopt Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") on December 31, 1997. SFAS No. 128 requires the Partnership to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128. Adoption of this standard is not expected to have a material impact on the Partnership's financial statements.

            In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." The statement establishes requirements for the disclosure and presentation of comprehensive income and its components in full sets of financial statements. Comprehensive income is defined as transactions and other occurrences which are the result of nonowner changes in equity. Nonowner equity changes, such as unrealized gains and losses on debt securities for example, will be accumulated with net income in determining comprehensive income. This statement will not impact the historical financial results of the Partnership's operations. This statement is effective for years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes is required.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 1997
                                   (Unaudited)

--------------------------------------------------------------------------------

            The FASB also issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information" during June 1997. This statement provides standards for reporting information on the operating segments of public businesses in their annual and interim reports to shareholders. SFAS No. 131 requires that selected financial information be provided for segments meeting specific criteria. The statement will not have an impact on the results of operations of the Partnership but will expand present disclosures. This statement becomes effective for all periods beginning after December 15, 1997. Currently, management has not yet determined the core segments for SFAS No. 131 reporting purposes.

            For the six months ended June 30, 1997, the Partnership sold 26 lots and generated revenue from land sales of $146,068. For the same period in 1996, the Partnership sold 28 lots and generated revenue from land sales of $266,638, which includes the sale of a 430-acre tract for $85,000. Excluding such tract, revenue from land sales for the first half of 1996 was $181,638. Management attributes the decline in revenue to the relative mix of lots sold as to location. Individual lots adjacent to or near the golf course, for example, generally command a higher sales price than lots which are not so situated. The Partnership sold fewer lots situated on or near the golf course during the first half of this year than in the same period last year.

            Revenues at Fox Squirrel Country Club ("Fox Squirrel") for the six months ended June 30, 1997 and 1996 were $189,123 and $193,022, respectively, reflecting a decline in revenues from membership dues of approximately 9% despite an increase in average dues per member. Management attributes the decline principally to a slightly smaller club membership. Direct operating expenses at Fox Squirrel for the six months ended June 30, 1997 and 1996 were $153,508 and $177,256 respectively. The principal changes in individual expense items were in equipment rental and maintenance expense. Equipment rental expense was higher in 1997 than in 1996 since certain new equipment was leased to replace old equipment owned by Fox Squirrel. Maintenance expense was lower this year than last since Fox Squirrel incurred numerous expenses relating to deferred maintenance of the golf course during 1996 which were not incurred in 1997.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 1997
                                   (Unaudited)

--------------------------------------------------------------------------------


            Revenue from tree cutting through June 30, 1997 was $692, compared to revenue of $7,223 in the same period in 1996. As stated in recent financial reports, Management has viewed timber cutting as a source of temporary revenue with limited prospects in the future due to, among other factors, the size and number of trees which may be logged, the demand for wood pulp, and market prices in general. As such, Management expects that, if and when realized, revenue from tree cutting will be highly variable from quarter to quarter.

            Direct cost of land sold during the six months ended June 30, 1997 and 1996 was $12,699 and $144,206, respectively. The decrease is due principally to the sale of the approximately 430 acre tract of land during the first quarter of 1996 as well as to a revision in the formula for calculating the direct cost of land sold.

            To provide funds for working capital and other purposes, on June 1, 1995 the partnership borrowed $200,000 from the president of the General Partner, payable in full on June 1, 1998. The promissory note issued bears interest at a rate equal to 6% above 12-month LIBOR, requires interest to be paid quarterly commencing September 1, 1995, and allows for prepayment without penalty. The promissory note is secured by a mortgage on Fox Squirrel. As of June 30, 1997, $110,000 of the principal has been repaid, leaving an outstanding balance of $90,000.

            In April, 1997, the partnership began the installation of a multi-user septic system which, when completed, will allow for development of an eight-unit commercial district on approximately two acres of land owned by the Partnership along State Route 87. Management expects that the multi-user system will cost approximately $45,000 and will be fully operational in August, 1997. The Partnership intends to sell the lots within the commercial district to one or more third parties for development but, depending on market factors and terms that may be agreed upon, the Partnership may itself develop one or more of such lots and lease the storefront(s) to third parties.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 1997
                                   (Unaudited)

--------------------------------------------------------------------------------

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 1997

                                   (Unaudited)

--------------------------------------------------------------------------------

ITEM 6.     Exhibits and Reports on Form 8-K

            The Partnership filed a report on Form 8-K on April 30, 1997 relating to the change in auditors.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 1997

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





                                     REEVES TELECOM LIMITED PARTNERSHIP


                                     By: Grace Property Management Inc.
                                         General Partner


                                     By: /s/ John S. Grace
                                         ---------------------------------------
                                         John S. Grace
                                         President



Dated: August 11, 1997