Form 10-Q
period 1997-09-30
REEVES TELECOM LTD PARTNERSHIP
filed 1997-11-14
CIK 314741

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1997              Commission File #0-9305


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

c/o Grace Property Management Inc.
P. O. Box 163
55 Brookville Road
Glen Head, New York                                      11545
--------------------------------------------------------------------------
(Address of General Partner)                           (Zip Code)

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

Yes (X) No ( )

                          PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  BALANCE SHEET

                                           September 30,        December 31,
                                               1997                1996
                                            (UNAUDITED)          (AUDITED)
                                           -------------        ------------
 Assets
Current Assets:

         Cash and cash equivalents         $   176,340          $  133,919



Land held for development or sale
 and related buildings and
  equipment, net                             1,014,444           1,037,678
                                           -----------          ----------


         Total Assets                      $ 1,190,784          $1,171,597
                                           ===========          ==========


Liabilities and Partners' Capital

Current Liabilities:
         Accounts payable and
          accrued expenses                 $ 1,066,971          $  900,937

         Notes payable - Current
          portion                               96,631              96,631
                                           -----------          ----------
                                             1,163,602             997,568

Notes payable - Non-Current
 portion                                       110,445             153,641
                                           -----------          ----------

         Total Liabilities                   1,274,047           1,151,209

Partners' capital                              (83,263)             20,388
                                           -----------          ----------

         Total Liabilities and
         Partners' Capital                 $ 1,190,784          $1,171,597
                                           ===========          ==========

                       REEVES TELECOM LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNERS' CAPITAL

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                    1997               1996
                                                 ---------          ---------
Operating revenues:

         Land sales                              $ 250,606          $ 353,345
         Fox Squirrel income                       292,496            275,626
         Interest income                             2,298              2,310
         Other income and sale of timber             1,452             11,902
                                                 ---------          ---------

                                                   546,852            643,183
                                                 ---------          ---------

Operating Costs and Expenses:

         Administrative                            583,061            591,283
         Direct cost of land sold                   21,775            191,168
         Depreciation                               45,667             43,781
                                                 ---------          ---------

                                                   650,503            826,232
                                                 ---------          ---------

Net Income or (Loss)                              (103,651)          (183,049)

Partners' capital at beginning
 of period                                          20,388            280,832
                                                 ---------          ---------

Partners' capital at end of
  period                                         $ (83,263)         $  97,783
                                                 =========          =========


Income or (Loss) per partnership unit
 (1,828,248 units outstanding as of
 September 30, 1997 and 1,828,258
 units as of September 30, 1996.)                $   (0.06)         $   (0.10)
                                                 =========          =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNERS' CAPITAL

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                    1997               1996
                                                 ---------          ---------
Operating revenues:
         Land sales                              $ 104,538          $  86,707
         Fox Squirrel income                       103,373             82,604
         Interest income                             1,046              1,314
         Other income and sale of timber                --              4,662
                                                 ---------          ---------

                                                   208,957            175,287
                                                 ---------          ---------

Operating Costs and Expenses:

         Administrative                            212,132            190,673
         Direct cost of land sold                    9,076             46,962
         Depreciation                               15,563             15,247
                                                 ---------          ---------

                                                   236,771            252,882
                                                 ---------          ---------

Net Income or (Loss)                               (27,814)           (77,595)

Partners' capital at beginning
 of period                                         (55,449)           175,378
                                                 ---------          ---------

Partners' capital at end of
  period                                         $ (83,263)         $  97,783
                                                 =========          =========


Income or (Loss) per partnership unit
 (1,828,248 units outstanding as of
  September 1997 and 1,828,258
  units as of September 30, 1996.)               $   (0.02)         $   (0.04)
                                                 =========          =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


                                                       1997               1996
                                                    ---------          ---------
CASH PROVIDED BY OPERATIONS:

         Net Income or (Loss)                       $(103,651)         $(183,049)
         Deduct Items Not Using Cash:
                  Depreciation                         45,667             43,781
                                                    ---------          ---------

                           TOTAL                      (57,984)          (139,268)
                                                    ---------          ---------


CHANGES IN OPERATING ASSETS AND LIABILITIES
  INCREASING OR (DECREASING) CASH:

         (Increase) in other assets                        --            (22,835)
         Decrease in Land held for
          development or sale                          21,775            191,168
         Increase or (decrease) in accounts
          payable and accrued expenses                166,034            141,163
         (Decrease) in notes payable                  (43,196)           (42,593)
                                                    ---------          ---------

                                                      144,613            266,903
                                                    ---------          ---------

NET CASH PROVIDED OR (USED) BY
  OPERATIONS                                           86,629            127,635

CASH (USED) BY INVESTING ACTIVITIES:

         Additions to Fixed Assets                    (44,208)          (130,599)

CASH FROM FINANCING ACTIVITIES:

         Equipment note payable                            --             82,213
                                                    ---------          ---------

NET INCREASE OR (DECREASE) IN CASH                  $  42,421          $  79,249
                                                    =========          =========


CASH BALANCE - BEGINNING                            $ 133,919          $  73,860

NET INCREASE OR (DECREASE) IN
  CASH, AS ABOVE                                       42,421             79,249
                                                    ---------          ---------

CASH BALANCE - ENDING                               $ 176,340          $ 153,109
                                                    =========          =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                       1997               1996
                                                    ---------          ---------
CASH PROVIDED BY OPERATIONS:

         Net Income or (Loss)                       $ (27,814)         $ (77,595)
         Deduct Items Not Using Cash:
                  Depreciation                         15,563             15,247
                                                    ---------          ---------

                           TOTAL                      (12,251)           (62,348)
                                                    ---------          ---------


CHANGES IN OPERATING ASSETS AND LIABILITIES
  INCREASING OR (DECREASING) CASH:

         (Increase) in other assets                        --              2,582
         Decrease in Land held for
          development or sale                           9,076             46,962
         Increase or (decrease) in accounts
          payable and accrued expenses                 78,359             56,248
         (Decrease) in notes payable                  (13,793)            (9,933)
                                                    ---------          ---------

                                                       73,642             95,859
                                                    ---------          ---------

NET CASH PROVIDED OR (USED) BY
  OPERATIONS                                           61,391             33,511

CASH (USED) BY INVESTING ACTIVITIES:

         Additions to Fixed Assets                    (14,704)           (36,156)
                                                    ---------          ---------


NET INCREASE OR (DECREASE) IN CASH                  $  46,687          $  (2,645)
                                                    =========          =========


CASH BALANCE - BEGINNING                            $ 129,653          $ 155,754

NET INCREASE OR (DECREASE) IN
  CASH, AS ABOVE                                       46,687             (2,645)
                                                    ---------          ---------

CASH BALANCE - ENDING                               $ 176,340          $ 153,109
                                                    =========          =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1997
                                   (Unaudited)

-------------------------------------------------------------------------------
ITEM 2.           Management Discussion and Analysis of Financial
                  Condition and Results of Operations.

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 as filled with the Securities and Exchange Commission on March 7, 1997.

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

                  In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." The statement establishes requirements for the disclosure and presentation of comprehensive income and its components in full sets of financial statements. Comprehensive income is defined as transactions and other occurrences which are the result of nonowner changes in equity. Nonowner equity changes, such as unrealized gains and losses on debt securities for example, will be accumulated with net income in determining comprehensive income. This statement will not impact the historical financial results of the Partnership's operations. This statement is effective for years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes.

                      REEVES TELECOM LIMITED PARTNERSHIP

                              SEPTEMBER 30, 1997
                                 (Unaudited)

-------------------------------------------------------------------

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

                  For the nine months ended September 30, 1997, the Partnership sold 45 lots and generated revenue from land sales of $250,606. For the same period in 1996, the Partnership sold 38 lots and generated revenue from land sales of $353,345, which includes the sale of a 430-acre tract for $85,000. Excluding such tract, revenue from land sales for the first nine months of 1996 was $268,345. Management attributes the decline in revenue to the relative mix of lots sold as to location. Individual lots adjacent to or near the golf course, for example, generally command a higher sales price than lots which are not so situated. The Partnership sold fewer lots situated on or near the golf course during the first three quarters of this year than in the same period last year.

                  Revenues at Fox Squirrel Country Club ("Fox Squirrel") for the nine months ended September 30, 1997 and 1996 were $292,496 and $275,626, respectively. Management attributes the increase principally to more greens fees resulting from a higher number of rounds played in 1997 than in 1996. Direct operating expenses at Fox Squirrel for the nine months ended September 30, 1997 and 1996 were $241,011 and $255,323, respectively.
                  The principal changes in individual expense items were in equipment rental and maintenance expense. Equipment rental expense was higher in 1997 than in 1996 since certain new equipment was leased to replace old equipment owned by Fox Squirrel. Maintenance expense was lower this year than last since Fox Squirrel incurred numerous expenses relating to deferred maintenance of the golf course during 1996 which were not incurred in 1997. Wages were also lower in 1997 than in 1996 due in part to timing differences in payroll and in part to manpower requirements in 1996 in connection with deferred maintenance efforts.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1997
                                   (Unaudited)

      -------------------------------------------------------------------


                  Revenue from tree cutting through September 30, 1997 was $692, compared to revenue of $11,881 in the same period in 1996. As stated in recent financial reports, Management has viewed timber cutting as a source of temporary revenue with limited prospects in the future due to, among other factors, the size and number of trees which may be logged, the demand for wood pulp, and market prices in general. As such, Management expects that, if and when realized, revenue from tree cutting will be highly variable from quarter to quarter.

                  Direct cost of land sold during the nine months ended September 30, 1997 and 1996 was $21,775 and $191,168, respectively. The decrease is due principally to the sale of the approximately 430 acre tract of land during the first quarter of 1996 as well as to a revision in the formula for calculating the direct cost of land sold.

                  To provide funds for working capital and other purposes, on June 1, 1995 the partnership borrowed $200,000 from the president of the General Partner, payable in full on June 1, 1998. The promissory note issued bears interest at a rate equal to 6% above 12-month LIBOR, requires interest to be paid quarterly commencing September 1, 1995, and allows for prepayment without penalty. The promissory note is secured by a mortgage on Fox Squirrel. As of September 30, 1997, $120,000 of the principal has been repaid, leaving an outstanding balance of $80,000.

                      REEVES TELECOM LIMITED PARTNERSHIP

                              SEPTEMBER 30, 1997
                                 (Unaudited)

-------------------------------------------------------------------------------

                  In September 1997, the partnership completed the installation of a multi-user septic system which will allow for development of an eight-unit commercial district on approximately two acres of land owned by the Partnership along State Route 87. The Partnership intends to sell the lots within the commercial district to one or more third parties for development but, depending on market factors and terms that may be agreed upon, the Partnership may itself develop one or more of such lots and lease the storefront(s) to third parties.

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

                      REEVES TELECOM LIMITED PARTNERSHIP

                              SEPTEMBER 30, 1997

                                 (Unaudited)

-------------------------------------------------------------------------------

ITEM 6.           Exhibits and Reports on Form 8-K

                  The Partnership filed no reports on Form 8-K for the quarter ended September 30, 1997.

                      REEVES TELECOM LIMITED PARTNERSHIP

                              SEPTEMBER 30, 1997

                                 (Unaudited)

-------------------------------------------------------------------------------



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





                                     REEVES TELECOM LIMITED PARTNERSHIP


                                     By: Grace Property Management Inc.
                                         General Partner


                                         By:  /s/ JOHN S. GRACE
                                              ---------------------------------
                                              John S. Grace
                                              President



Dated:  November 11, 1997