Form 10-K
period 1997-12-31
REEVES TELECOM LTD PARTNERSHIP
filed 1998-03-31
CIK 314741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM ____________________ TO __________


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

                                                   YES     /X/         NO   / /

ON MARCH 16, 1998, THE REGISTRANT HAD OUTSTANDING 1,828,248 PARTNERSHIP UNITS. SEE ITEM 5. THERE IS NO ACTIVE MARKET FOR THE PARTNERSHIP UNITS. WITH REGARD TO RECENT SALES SEE ITEM 5. AS OF MARCH 16, 1998, NON-AFFILIATES HELD 1,187,903 PARTNERSHIP UNITS.

                                     PART I




ITEM 1. BUSINESS

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


 NARRATIVE DESCRIPTION OF BUSINESS

            The principal asset of the Partnership is real estate for development located in Boiling Spring Lakes, in Brunswick County, North Carolina, where the Partnership also owns and operates a golf course and country club. The Partnership also owns real estate for development at Pimlico Plantation, in Berkeley County, South Carolina (see Item 2, "Properties").

            Prior to mid-1993, in view of limited resources, Management concentrated on holding down costs and focused on a bulk sale of all or substantially all of the assets of the Partnership. Local real estate brokers were relied upon to generate individual lot sales, and the golf course and country club were leased to an operator. Under this arrangement, lot sales were slow and operating expenses generally significantly exceeded revenue from such sales. Were it not for cash generated from activities other than the sale of real estate during those years, the Partnership would likely have become insolvent.

            In June 1993, Management began to place greater emphasis on the sale of individual lots and pursued other means of generating revenue. At that time, the Partnership also became increasingly involved in the management and operation of the golf course and country club.


                              BOILING SPRING LAKES

   -  REAL ESTATE SALES

            Revenues during the last five fiscal years are as follows:

                             No. of  Individual Lots Sold
                             ----------------------------     Large       Total
                                 Improved   Unimproved       Parcels    Revenues
                                 --------   ----------       -------    --------
Fiscal 1997                           2          55             0       $411,609
Fiscal 1996                           1          49             1        463,051
Fiscal 1995                           0          37             0        209,055
Transition Quarter                    0           6             0         27,075
Fiscal 1994                           0          37             0        314,548
Fiscal 1993                           0          15             0        101,665

            The Transition Quarter is the three month period from October 1, 1994 to December 31, 1994 and reflects the change in the Partnership's fiscal year end from September 30 to December 31 (see Item 6, "Selected Financial Data"). Accordingly, the above figures, and the figures contained in all tables in this Item 1, for Fiscal 1995, 1996 and 1997 are for the twelve months ended December 31 of each such year and the figures for prior fiscal years are for the twelve months ended September 30 of each such year.

            In the foregoing table, an "individual" lot typically comprises about 1/4 acre, an "improved" lot is an individual lot on which the Partnership has started and, in some cases, completed, construction of a house, and an "unimproved" lot is an individual lot on which a house may be built by the purchaser. In 1997, the Partnership sold two improved lots; the first was sold for $115,000 and generated a profit of approximately $20,000, the second was sold for $128,000 shortly after construction of the house had commenced and generated a profit of approximately $17,100. In 1996, the Partnership sold one improved lot for $113,000, which generated a profit of approximately $19,400, and a 430-acre parcel of undeveloped land for approximately $85,000. For accounting purposes, the Partnership's revenues reflect only the net proceeds received by the Partnership upon the sale of the improved lot in 1996 and of the second improved lot in 1997. Apart from the foregoing, Management attributes the increase in revenues and the number of lots sold in recent years to greater flexibility in the Partnership's pricing structure of lots and to generally improved economic conditions in the region.

   -  FOX SQUIRREL COUNTRY CLUB

            The Registrant is the owner of Fox Squirrel Country Club ("Fox Squirrel"), a semi-private golf course and country club. Fox Squirrel's 18-hole golf course serves, along with numerous recreational lakes and ponds, as the centerpiece of the Boiling Spring Lakes development.

            Prior to October 1993, Fox Squirrel was leased to an operator. The Partnership paid the operator a subsidy, which eventually ceased, and beginning in July 1990 the Partnership began receiving monthly rental payments of $1,000. During 1992, the monthly rent was increased to $1,500 and the Partnership assumed certain operating expenses. Because of unfavorable operating conditions, however, the operator fell behind in payments. In October 1993, at the request of the operator and to ensure uninterrupted operation of the golf course and country club, the Partnership began operating Fox Squirrel, receiving all revenue and paying all expenses relating thereto, and the operator became an employee of the Partnership, managing Fox Squirrel on behalf of the Partnership. In November 1995, the Partnership hired a new manager and golf pro of Fox Squirrel, replacing the former manager, who resigned. The new manager also leased the kitchen and dining area in the club house from the Partnership, which paid for certain improvements to the kitchen and dining area. Although the lease provided for the payment to the Partnership of monthly lease payments in varying amounts, the Partnership waived most lease payments to enable the dining service to become financially established. In February 1998, the manager of Fox Squirrel and the Partnership agreed to the termination of the manager's employment agreement and related agreement to lease the kitchen and dining area. The Partnership agreed, among other things, to purchase certain assets from, and assume certain liabilities of, the manager in exchange for cash consideration to the manager of $49,404. As a result of the foregoing, the Partnership became the operator of the dining service and Management is currently searching for a new manager of Fox Squirrel.

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

            The Partnership's revenue and operating income from Fox Squirrel for the last five fiscal years are as follows:

                                                                       Operating
                                                   Revenue            Income (Loss)
                                                   -------            -------------
Fiscal 1997                                       $373,972             $ 34,206
Fiscal 1996                                        358,580                8,126
Fiscal 1995                                        340,699               41,522
Transition Quarter                                  68,189              (13,269)
Fiscal 1994                                        345,737               44,175
Fiscal 1993                                         10,000               10,000

            As previously described, the Transition Quarter is the three month period from October 1, 1994 to December 31, 1994 and reflects the change in the Partnership's fiscal year end from September 30 to December 31 beginning with Fiscal 1995.

            The increase in revenue and variability in operating income beginning in Fiscal 1994 is attributable to the Partnership assuming operating responsibility for Fox Squirrel on October 1, 1993 and reflects the actual operations of Fox Squirrel. Prior to 1994, a base rent was collected from the operator under a lease with the Partnership. Accordingly, revenue and operating income for Fiscal 1994 and thereafter are not directly comparable to prior years.


   -  OTHER

            The Partnership has generated revenue from the sale of timber and pine straw on certain unsold lots. While additional revenue from such sources continues to be sought as a means of supplementing revenue from lot sales, Management believes that these activities will not be a material source of revenue during the next fiscal year or thereafter due principally to the harvesting of seasoned timber performed in past years. The amount of revenue generated from the sale of timber and pine straw during the last five fiscal years is as follows:

                                                                         Revenue
                                                                         -------
Fiscal 1997                                                             $    694
Fiscal 1996                                                               12,866
Fiscal 1995                                                               35,920
Transition Quarter                                                        15,381
Fiscal 1994                                                               91,611
Fiscal 1993                                                              202,830

            As previously described, the Transition Quarter is the three month period from October 1, 1994 to December 31, 1994 and reflects the change in the Partnership's fiscal year end from September 30 to December 31 beginning with Fiscal 1995.

            Since the 1970's, health standards at Boiling Spring Lakes have become increasingly stringent regarding septic tanks and on-site sewage disposal. It is estimated that 70% to 75% of the property which would have complied with applicable rules and regulations a number of years ago no longer meets present day health standards. This has had a detrimental effect on the operations of the Partnership. In a few cases the problem could be cured by the use of drains, or by the scraping away of hard pan and adding fill dirt. In most instances, however, health departments have declared a majority of the areas as irremediable by ordinary measures. In such cases, the only solution would be to install area-wide sewer systems. While the Partnership does not have the resources to install a sewer system covering most or all of the entire development, a small multi-user system has been installed on eight lots zoned for commercial use. Depending upon the Partnership's financial resources, the market for real estate in and around Boiling Spring Lakes and economic conditions generally, among other factors, Management may consider installing similar multi-user systems in other areas of the development in the future but currently has no plans to do so.


                               PIMLICO PLANTATION

            Revenues during the last five fiscal years are as follows:

                                     Number of Lots            Revenues
                                     --------------            --------
Fiscal 1997                                 -0-              $    -0-
Fiscal 1996                                 -0-                   -0-
Fiscal 1995                                 -0-                   -0-
Transition Quarter                          -0-                   -0-
Fiscal 1994                                 23                202,075
Fiscal 1993                                  3                 29,266

            As previously described, the Transition Quarter is the three month period from October 1, 1994 to December 31, 1994 and reflects the change in the Partnership's fiscal year end from September 30 to December 31 beginning with Fiscal 1995.

            Pursuant to a letter agreement dated September 14, 1993 and amended on November 22, 1993, the Partnership transferred 23 lots to a major unit holder in exchange for $10,000 cash and 492,584 partnership units held by such unit holder. The transaction closed on December 15, 1993 and is valued by the Partnership at $202,075. The Partnership currently owns only two lots at Pimlico Plantation. Management is contemplating transferring ownership of such lots to the local civic association but, as of the date of this report, has not committed to do so. In view of the foregoing, revenue from the sale of lots at Pimlico Plantation in future years is expected to represent, at best, a negligible percentage of total revenue.


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

            Many real estate developments in the two markets in which the Partnership operates provide recreational facilities, such as a golf course, lakes and/or swimming pools, and tennis courts. In many cases, depending upon the financial resources of the particular developer, such facilities are more extensive and/or more varied than the Partnership's facilities. Within a radius of 100 miles of Boiling Spring Lakes are several golf courses designed by well-known golf course designers, some of which courses serve as the site of significant professional golf tournaments, as well as numerous golf courses in and surrounding the resort community of Myrtle Beach, South Carolina. Lots associated with such facilities generally command higher sales prices than lots owned by the Partnership. Management believes that the Partnership can compete effectively against other real estate developers and golf course operators, many of whom are believed to have substantially greater resources than the Partnership, principally on the basis of price and, depending upon the amount of cash generated from lot sales, by making selective improvements to recreational facilities, including Fox Squirrel.


                           LIQUID ASSETS AND RESERVES

            As of December 31, 1997, the Partnership held $148,131 in cash. Current liabilities as of this date totaled $1,235,189.

            The Partnership Agreement obligates the General Partner to distribute Distributable Cash (as such term is defined in the Partnership Agreement). Distributable Cash excludes, among other items, reserves established for working capital, contingent liabilities, taxes, debt service, repairs, replacements, renewals, capital expenditures or other purposes consistent with the Partnership Agreement. Such reserves are used solely for calculating Distributable Cash and are not treated as deductions from income for accounting purposes. During the first quarter of Fiscal 1994, a reserve of $100,000 was established to fund certain capital expenditures, including, among others, construction of a new maintenance shed at the golf course and re-roofing of the Fox Squirrel clubhouse. Also in 1994, the Partnership established a reserve of $20,000 to fund the initial portion of a regional marketing campaign, one aspect of which involves the construction of one or more model homes. In Fiscal 1995 a reserve of $250,000 was established to fund primarily certain capital improvements at Fox Squirrel. In Fiscal 1996, reserves totaling $200,000 were established to fund, principally, certain capital improvements at Fox Squirrel and certain capital projects within the development, including a multi-user septic system installed on eight lots zoned for commercial use. In Fiscal 1997, reserves totaling $200,000 were established for substantially the same purposes.

            See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion of factors affecting liquidity.


ITEM 2.  PROPERTIES

BOILING SPRING LAKES

            Boiling Spring Lakes began as a 14,000 acre development which was commenced by the Corporation in 1962. Part of the tract is now within the City of Boiling Spring Lakes, which has approximately eighteen hundred residents. The city is in Brunswick County, 25 miles south of Wilmington, North Carolina, and 8 miles west of Southport.

            The Registrant presently owns the following real estate: (1) 159.9 acres comprising a surveyed 18 hole sprinklered golf course, club house and maintenance building, together known as Fox Squirrel; (2) 140 building lots located near the golf course which have been surveyed and platted and are suitable for building; (3) 194 acres surrounding the golf course which could be developed; (4) 3,267 surveyed and platted lots of which approximately 8% are suitable for building, 6% are conditionally suitable for building and the balance are unsuitable for building; (5) approximately 4,000 acres of wetlands and woodlands which have no development potential; and (6) a sales office.

            During 1988, the Partnership reduced the carrying value of the Boiling Spring Lakes property as a result of an appraisal obtained in December 1988 (see Note 3 of financial statements). During 1993 and 1995 the Partnership received updated appraisals of the Boiling Spring Lakes property. Based upon the updated appraisals, no additional reduction to the carrying value was made. Management anticipates that an updated appraisal will be obtained during 1998.

            Management intends to emphasize the sale of individual lots at Boiling Spring Lakes, concentrating first on lots situated on existing paved roads. Depending upon the Partnership's financial resources, cost estimates, and projected sales prices, among other things, Management may undertake the development of additional sections of Boiling Spring Lakes.

            During 1995, the Partnership undertook certain improvements to Fox Squirrel, including paving of the 25,360 linear feet of cart paths. During 1996, the Partnership undertook substantial remodeling of the kitchen and dining area of the club house and made further improvements to the golf course. During 1997, the Partnership made further improvements to the club house and golf course. Depending upon the Partnership's financial resources, revenues from Fox Squirrel, and cost estimates, among other things, Management may undertake additional improvement projects at Fox Squirrel.

            In December 1995, Management initiated a project involving the construction of a house on a lot owned by the Partnership and the immediate marketing of the house and lot for sale. In January 1996 the Partnership obtained from a local bank a line of credit of $85,000 to finance the construction of the house. The property was sold in June 1996 for approximately $113,000 and the outstanding borrowing under the line of credit was repaid at closing, resulting in a profit to the Partnership of approximately $19,400, greater than would have been the case if the lot had been sold unimproved. The project was continued in 1997 and the Partnership sold two improved lots during the year; the first was sold for $115,000 and generated a profit of approximately $20,000 after repayment of outstanding borrowing under the line of credit, the second was sold for $128,000 and generated a profit of approximately $17,100. Since construction of the house had barely commenced at the time of the sale of the last mentioned property, there was no outstanding borrowing under the line of credit at the time of sale and, for accounting purposes, the Partnership's revenues reflect only the net proceeds received by the Partnership upon the sale. Management may undertake similar projects during Fiscal 1998.

            In late 1996 the City of Boiling Spring Lakes granted its approval for the construction of 23 patio homes on 13 contiguous lots owned by the Partnership. Construction has been delayed due to new state regulations, promulgated after the city granted its approval but before construction on the patio homes commenced, which requires the Partnership to file storm water drainage plans with respect to the patio homes project. The storm water drainage plans were filed during 1997 and Management is hopeful that construction of the first patio home may commence during the second quarter of Fiscal 1998. Management expects that, once construction begins, the Partnership will have one or two patio homes under construction at any given time, and that once a house is sold, construction will begin immediately on an additional house.


PIMLICO PLANTATION

            Following the exchange described in Item 1(c), "Narrative Description of Business: Pimlico Plantation," the Registrant owns two lots, comprising an aggregate of approximately 3/4 acre, at this location in Berkeley County, near Charleston, South Carolina. Pimlico Plantation was developed by the Corporation and its predecessors. The Registrant believes that the lots have limited value and is contemplating transferring the lots to the local civic association but has not committed to do so.

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

            No matters were submitted to a vote of unit holders during Fiscal 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY MATTERS

            As of December 31, 1997 there were 1,930 recorded holders of partnership units, including 597 registered holders of an aggregate of 68,384 shares of Corporation common stock which have yet to be exchanged for partnership units. The total number of record holders is not substantially changed from December 31, 1996. The units are not registered on any exchange, and there is only a limited over-the-counter market for the units. It is not anticipated that there will ever be an active public market for the units.

            It is the Partnership's experience that revenues are highly variable and may not be sufficient in future years to cover expenses and necessary capital expenditures and that, in the absence of enhanced prospects for the development as a whole, a bulk sale of assets for cash is extremely difficult to achieve. Management believes that the best use of the current cash balance and cash surpluses, if any, generated in future fiscal years is to improve the overall value of the Partnership's assets by (i) making certain improvements at Fox Squirrel, thereby increasing the attractiveness of Fox Squirrel as a recreational facility to prospective homeowners, (ii) undertaking certain infrastructure and other improvements in the development, (iii) undertaking on a limited scale home construction on lots owned by the Partnership to demonstrate the viability of larger scale building programs, and (iv) paying down accrued expenses. Management believes that this plan will, in future years, result in, among other things, an increase in the number of lots sold, a higher average sales price per lot, and higher operating income at Fox Squirrel and the Partnership as a whole. There can be no assurance, however, that sufficient cash will be generated from operations to successfully implement Management's plan.

            Consistent with such plan and in view of the costs associated with a distribution to all partners, Management believes it would be impractical and imprudent to make a general distribution prior to the sale of a major asset, the bulk sale of all or substantially all of the Partnership's assets, or such time as the Boiling Spring Lakes development, as a whole, has been established to operate at a level sufficient to consistently generate revenues in excess of expenses and capital expenditures. However, from time to time in future periods, in accordance with applicable Securities laws, the Partnership may utilize excess cash by repurchasing partnership units, either in privately negotiated transactions or through open market purchases, although there are currently no plans to do so. Since the amount of excess cash available for such purpose cannot be estimated at this time due to the highly variable nature of the Partnership's cash flow, there can be no assurance as to the number of partnership units which will actually be repurchased, if any such repurchases will, in fact, occur, or the prices at which such repurchases, if any, will be made. As of the date of this Form 10-K, no filings have been made with the Securities and Exchange Commission with respect to any such planned repurchases.

ITEM 6.  SELECTED FINANCIAL DATA

            The selected financial data set forth has been derived from the historical audited financial statements of the Partnership. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto.

                                                                                                                   Year Ended
                                                   Year Ended December 31,                 3 Mos Ended            September 30,
                                        ---------------------------------------------        Dec. 31,       -----------------------
                                            1997              1996             1995            1994           1994           1993
                                        -----------       -----------       ---------       ---------       --------      ---------
STATEMENT OF OPERATIONS DATA:
Revenues:
   Property sales                       $   411,609       $   463,051       $ 209,055       $  27,075       $516,623      $ 130,931
   Country Club revenue                     373,972           358,580         340,699          68,189        345,737              0
   Other revenue                              3,303             3,756           8,880             593          5,305          5,123
                                        -----------       -----------       ---------       ---------       --------      ---------
   Total revenue                            788,884           825,387         558,634          95,857        867,665        136,054
Expenses:
   Direct cost of property sold             113,611            40,201          95,992          13,900        184,450         74,825
   SG&A of Country Club                     339,766           350,454         299,177          81,458        301,562              0
   SG&A                                     391,067           432,767         293,277          54,317        357,536        293,760
   Depreciation                              61,565            50,756          39,190           6,566         13,276         12,224
   Interest                                 112,526           225,200          14,627               0            691          2,170
                                        -----------       -----------       ---------       ---------       --------      ---------
   Total expenses                         1,018,535         1,099,378         742,263         156,241        857,515        382,979
                                        -----------       -----------       ---------       ---------       --------      ---------
Operating income (loss)                    (229,651)         (273,991)       (183,629)        (60,384)        10,150       (246,925)
Other income, net                               694            13,547          43,685          15,381         98,700        160,338
                                        -----------       -----------       ---------       ---------       --------      ---------
Net income (loss)                       $  (228,957)      $  (260,444)      $(139,944)      $ (45,003)      $108,850      $ (86,587)
                                        ===========       ===========       =========       =========       ========      =========

Income (loss) per unit                  $     (0.13)      $     (0.14)      $   (0.08)      $    0.00       $   0.06      $   (0.04)


                                                           At  December 31,                      At              At September 30,
                                              -----------------------------------------       Dec. 31,      ------------------------
                                                  1997             1996          1995          1994          1994            1993
                                              -----------       ----------      --------      --------      --------      ----------
BALANCE SHEET DATA:
Current assets                                $   148,131       $  133,919      $ 73,860      $137,549      $178,294      $  249,626
Land held for sale and related
   buildings and equipment, net                   911,197        1,037,678       910,183       811,073       790,566         859,565
Other assets                                            0                0         1,201         4,204         4,704           3,810
Total assets                                    1,059,328        1,171,597       985,244       952,826       973,564       1,113,001
Current liabilities                             1,235,189          997,568       531,467       523,628       499,312         573,997
Long-term debt                                     32,708          153,641       172,945         8,422         8,473               0
Total liabilities                               1,267,897        1,151,209       704,412       532,050       507,785         573,997
Partners' capital (deficit)                      (208,569)          20,388       280,832       420,776       465,779         539,004


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

            Beginning in October 1993, the Partnership became the operator of Fox Squirrel Country Club. Prior to such time, Fox Squirrel was leased to an operator. See Item 1, "Business."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion should be read in conjunction with the audited financial statements of the Partnership and the notes thereto which are attached to this report.

            The Partnership has continued to liquidate its assets through real estate sales. Prior to 1993, Management concentrated its efforts on effecting a bulk sale of the Partnership's real estate holdings to a single buyer. It is Management's current belief, however, that in the absence of enhanced prospects for the development as a whole, a bulk sale of assets for cash is extremely difficult to achieve. In June 1993, Management began to place greater emphasis on the sale of individual lots and pursued other means of generating revenue.


FACTORS THAT MAY AFFECT FUTURE RESULTS

            Certain matters discussed herein are forward-looking statements about the business, financial condition and prospects of the Partnership. The actual results could differ materially from those indicated by such forward-looking statements because of varius risks and uncertainties. Such risks and uncertainties may include, but are not limited to, regional and national economic conditions, changes in consumer demand for real estate, changes in interest rates and the availability of credit to the Partnership and/or potential purchasers of real estate, changes in state and federal regulations relating to environmental and health matters, and, in connection with Fox Squirrel, weather conditions and changes in employee relations which may adversely affect the ability of the Partnership to maintain Fox Squirrel as desired. The Partnership cannot control these risks and uncertainties and, in many cases, cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The Partnership undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

            For the 12 months ended December 31, 1997 and 1996, revenues from the sale of real estate were $411,609 and $463,051, respectively. Results for 1996 include the sale of a 430-acre parcel for $85,000. Excluding the sale of such parcel, revenue from real estate sales in 1997 and 1996 was $411,609 and $378,051, respectively. Management attributes the increase in revenue to the recognition in 1997 of the full sales price of one improved lot, containing a house built by the Partnership, whereas no similar recognition occurred in 1996. The number of unimproved lots sold in 1997 was 55, compared to 49 in 1996. Management attributes the increase in lots sold to generally improved market conditions in the region and to the relative mix of lots sold as to location and asking price.

            Revenues from Fox Squirrel for Fiscal 1997 and 1996 were $373,972 and $358,580, respectively. Increased revenues from greens fees and cart rentals more than offset declines in dues and other revenues. Revenue from concessions and the dining service was $1,000 in 1997, compared to $9,040 in 1996. The decline is due, in part, to the decision by Management to assist the dining service in 1996 through a one-time imposition of a "food minimum" from members totaling $9,040, whereas no such revenue was collected in 1997.

            Selling, general and administrative expenses for 1997, exclusive of those relating to Fox Squirrel, were $391,067, compared to $432,767 in 1996. Management attributes the decrease, in part, to the payment in 1996 of incentive bonuses in respect of 1996, whereas no such payments were made in 1997 in respect of 1997. In addition, the Partnership incurred standard accounting and administrative expenses in 1997 in respect of 1996, whereas in 1996 the Partnership incurred additional accounting and administrative expenses relating to the transition of the Partnership's fiscal year end from September 30 to December 31 effective 1995.

            Selling, general and administrative expenses at Fox Squirrel were $339,766 for 1997, compared to $350,454 for 1996. Management attributes the decrease in expenses principally to lower maintenance-related expenditures, which were higher in 1996 than anticipated due to lower than required maintenance expenditures in prior years. Expenses related to concessions and the dining service declined to $2,040 in 1997 from $7,000 in 1996, reflecting the payment of money to the dining service operator collected from the "food minimum" in 1996. Expenses in 1997 relating to equipment rental were higher than in 1996 due to the replacement of certain aged equipment with leased equipment. Advertising and telephone expenses were lower in 1997 than in 1996, reflecting targeted cuts in expenditures in the face of lower than anticipated revenues.

            Direct cost of land sold in 1997 was $113,611, compared to $40,201 in 1996. Management attributes the increase to the inclusion in 1997 of costs associated with the sale in 1997 of the improved lot for $115,000, whereas no similar expenses were recorded for 1996. Depreciation increased as a result of capital expenditures made in 1996, especially with respect to the improvements to the club house. Interest expense decreased in part to prepayments of principal made during 1997 on the note payable due to the president of the General Partner and in part to the amount of interest charged in each year by the general partner and its affiliates on accrued but unpaid expenses outstanding.

            Other Income in 1997 was $694, derived from the sale of pine straw on lots owned by the Partnership, and $13,547 in 1996, derived principally from the sale of timber on unsold lots and unplatted woodlands owned by the Partnership. As stated in previous annual reports, Management does not expect to realize meaningful revenue in 1998 or future years from the sale of timber due to a reduction in the number of trees suitable for cutting.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

            For the 12 months ended December 31, 1996 and 1995, the number of lots sold were 51 and 37, respectively, and revenues from such sales were $463,051 and $209,055, respectively. Results for 1996 include the sale of a 430-acre parcel for $85,000. Except for such sale, revenue from the sale of lots in 1996 was $378,051. Management attributes the increase in revenue principally to generally improved market conditions in the region and to a more favorable mix of lots sold as to location and asking price. Individual lots adjacent to or near the golf course, for example, generally command a higher asking price than lots which are not so situated. Lots sold during 1996 were generally located nearer to the golf course than lots sold during 1995.

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


LIQUIDITY AND CAPITAL RESOURCES

            The Partnership requires cash primarily for the payment of overhead and operating expenses and capital expenditures incurred in connection with real estate sales and, since 1993, the operation of Fox Squirrel. Historically, the Partnership has met its liquidity requirements by accruing general partners fees and certain other fees and expenses payable to the General Partner and its affiliates, selling certain non-real estate assets, and, from time to time, by borrowing from local banks or the General Partner and its affiliates. Although there can be no assurances, Management anticipates that existing cash balances, cash flow generated from operations and borrowings will be sufficient to fund operations for the next few fiscal years, by which time it is expected that the Partnership will be generating sufficient cash flow from operations to begin paying down accrued expenses. The Partnership may seek to increase the amount of its credit facility, negotiate additional credit facilities, issue debt on such terms and conditions as the General Partner deems prudent, or seek other forms of debt or equity financing as the General Partner deems appropriate.

            The Partnership finances construction of houses for sale on lots owned by the Partnership with construction loans obtained through a line of credit established with a local bank. From time to time, the bank will make payments to the contractor for work performed, increasing the amount of the construction loan and decreasing by the same amount the total available for future borrowing under the line of credit. Borrowing under the line of credit in respect of any house is repaid at closing of the sale. Under the terms of the line of credit, if the house is unsold at the time of its completion, interest will accrue for up to one year after the date of the first draw, after which time the construction loan converts to a fixed-rate loan. At any given time, the Partnership has had not more than one construction loan outstanding, with a maximum balance, including accrued interest, not exceeding $110,000, and has generally succeeded in selling the house and lot on which it stands prior to the completion of construction. In 1998 and subsequent years, depending upon market conditions and other factors, the Partnership may have up to two construction loans outstanding at any given time and the maximum amount of any construction loan, including accrued interest, is not expected to exceed $110,000.

            During 1997, the Partnership used $94,748 of cash in operating activities, compared to $164,839 during 1996. The increase is primarily due to higher depreciation and a lower net loss in 1997 than in 1996.

            Cash used in investing activities was $15,663 in 1997, compared to $217,771 in 1996. The decrease is attributable to lower capital expenditures at Fox Squirrel.

            Cash provided by financing activities was $124,623 in 1997, compared to $442,669 in 1996. The decrease is attributable primarily to the Partnership's decreased drawings upon the line of credit relating to construction loans during 1997 and to lower accruals of expenses owed to the General Partner and its affiliates.


IMPACT OF YEAR 2000

            The Partnership has assessed the impact Year 2000 could have on its operations. Management believes that Year 2000 will not have a material impact upon the Partnership's information systems, business or ability to operate in a well-controlled environment.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            See Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K," for response to this item.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            There have been no changes in or disagreements between the Partnership and Coopers & Lybrand L.L.P. on accounting and financial matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF GENERAL PARTNER

                                                          Period of Service as
           Name                         Age            General Partner Commenced
------------------------------          ---            -------------------------
Grace Property Management, Inc.         N/A                   May 15, 1980

            Grace Property Management, Inc. is a Delaware corporation engaged in the business of real estate management. It is owed 50% by the Bank of Butterfield Executor & Trustee Company, as trustee for John S. Grace, and 50% by the Estate of Oliver R. Grace, Mr. Grace being a former director of Registrant's predecessor.


INDEMNIFICATION OF EXECUTIVE OFFICERS

            None


ITEM 11.  EXECUTIVE COMPENSATION

            Name                          Capacity        General Partner's Fees
------------------------------         ---------------    ----------------------
Grace Property Management, Inc.        General Partner            $ 150,000

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

            Except for a $25,000 payment in April 1990 and except as discussed in the preceding paragraph, the General Partners' fees have not been paid since January 1986, although they have been provided for in the accompanying financial statements. As of December 31, 1997, the fees accrued but not paid to Grace Property Management in respect of General Partner's fees totaled $606,000. The Registrant has no on-going plan or arrangement with respect to future remuneration to Grace Property Management other than to accrue interest (at an annual rate of 10%, compounded quarterly) on the unpaid balance due to Grace Property Management when cash flow is insufficient to pay General Partner's fees. As of December 31, 1997, the Registrant had no group life insurance plan but such a plan was instituted commencing February 1, 1998, covering all full-time employees of the Partnership located in Boiling Spring Lakes. The

Registrant has no pension or profit sharing plan but does provide for incentive bonus compensation to certain managerial employees for meeting or exceeding pre-designated budget targets. The Registrant has no options, warrants, or appreciation rights outstanding. No Management person is indebted to the Registrant.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            As of December 31, 1997, the Partnership has 1,828,248 partnership units issued and outstanding. Information with respect to the principal holders of record known to the Partnership to beneficially own more than five (5%) percent of the outstanding voting securities is set forth below.

                 Name and Address                     Amount and Nature
                    of Beneficial                       of Beneficial                 Percent of
                       Owner                              Ownership                     Class
            --------------------------             -------------------------          ----------
            Estate of Oliver R. Grace              421,680 units are owned               23.1%
            515 Madison Avenue                     by the Estate of Oliver R.
            20th Floor                             Grace, Mr. Grace's widow
            New York, NY 10022                     and a company he formerly
                                                   controlled(1)

            The General Partner owns 25,100 partnership units, representing approximately 1.4% of all units issued and outstanding.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            During 1995 the Partnership borrowed $200,000 from Mr. John S. Grace, president of

--------

            (1)The Estate of Oliver R. Grace beneficially owns 421,680 units (including 39,950 units held in trusts of which the Estate of Oliver R. Grace is the trustee). In addition, other members of the family beneficially own an additional 218,665 units, which represents approximately 12.0% of the units issued and outstanding. The Estate of Oliver R. Grace disclaims beneficial ownership with respect to these additional units as well as the 39,950 units held in certain trusts.

the General Partner, in the form of a promissory note. The note bears interest at a rate equal to 6% over 12-month LIBOR (11.96875% at December 31, 1997), requires quarterly interest payments, and is due on June 1, 1998. The Partnership may repay any or all of such note without penalty. During 1997, the Partnership paid $11,400 in interest on such note and at various times throughout the year made pre-payments of principal totaling, in aggregate, $60,000. During 1996, the Partnership paid $18,600 in interest on such note and at various times throughout the year made pre-payments of principal totaling, in aggregate, $60,000.

            For fiscal years 1997, 1996 and 1995, the General Partners elected to charge the Partnership for services and office space. These charges include $10,000 in 1997, $10,000 in 1996, and $10,000 in 1995 for legal services and
$15,000 in each of 1997, 1996 and 1995 for rent on office space used by various members of the Partnership's management. The General Partners fees were $150,000, $150,000, and $60,000, for 1997, 1996 and 1995, respectively (see Item
11, "Executive Compensation"). In 1997, the General Partner and its affiliates charged the Partnership interest totaling $96,767.84, representing cumulative interest at an annual rate of 10%, compounded quarterly, on the unpaid balances owed them by the Partnership. In 1996 the General Partner and its affiliates charged the Partnership interest totaling $201,245, representing cumulative interest at an annual rate of 10%, compounded quarterly, on the unpaid balances owed them by the Partnership since 1993. Such interest included $71,208 with respect to 1996, $51,292 with respect to 1995, $10,863 with respect to the Transition Quarter, and $37,797 with respect to 1994. These charges have been included in selling, general and administrative expenses. On January 5, 1994 and September 30, 1994, $45,463 and $15,000, respectively, of accrued rent was paid to an affiliate of the General Partner.

            To fund certain capital expenditures and for working capital purposes, on August 22, 1994, the Partnership sold 25,000 partnership units to Grace Property Management, Inc., the General Partner, for an aggregate of $10,000, or $0.40 per unit.

            The Partnership paid a former General Partner $50,000 during 1994 and an additional $50,000 on September 30, 1995 in lieu of accrued but unpaid General Partner's fees due to him. See Item 11, "Executive Compensation."

            Except for the preceding items, there were no transactions between Management (or the immediate families of Management) and the Registrant during the fiscal year ended December 31, 1997 or thereafter. Further, there were no other related party transactions and there existed no indebtedness to the Registrant from Management (or any member of the immediate family of Management.)


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            The following documents are filed as part of this report:

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                                                       Page
                                                                                       ----
            The following financial information is contained within
            Exhibit 1, "Audited Financial Statements:"

            Report of Independent Accountants                                          F-1

            Balance Sheets as of December 31, 1997 and 1996                            F-2

            Statements of Operations for the fiscal years
            ended December 31, 1997, 1996 and 1995                                     F-3

            Statements of Partners' Capital for the fiscal
            years ended December 31, 1997, 1996 and 1995                               F-4

            Statements of Cash Flows for the fiscal
            years ended December 31, 1997, 1996 and 1995                               F-5

            Notes to Financial Statements                                              F-6

            Report of Independent Accountants
            on Supplemental Schedules                                                   38

            Valuation and Qualifying Accounts                                           39

            Real Estate and Accumulated Depreciation                                    40

            Independent Auditors' Report relating to audited
            financial statements for the year ended
            December 31, 1995                                                           41

            All other required supplemental financial schedules are either contained within the notes to the financial statements or are not applicable.


REPORTS ON FORM 8-K

            No current reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1997.


INDEX TO EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

            A complete listing of exhibits, including those incorporated by reference, follows. All other exhibits or financial statement schedules are not applicable.

                                LIST OF EXHIBITS

Exhibit No.                                  Description of Exhibit                                    Page
-----------             ------------------------------------------------------------------------       ----

      3.1*              The Limited Partnership Agreement of Reeves Telecom Associates
                        sets forth the rights of unit holders.  It has been previously filed as
                        Exhibit B to Amendment No.2 to Registrant's Registration Statement
                        on Form S-14 dated March 28, 1980 (Registration No.2-66452).

     16.1*              Letter from KPMG Peat Marwick, L.L.P., the former independent accountant of Registrant, regarding its concurrence with the statements made by Registrant concerning the resignation or dismissal as
                        Registrant's principal accountant.  Such letter was filed as part of
                        Form 10-K for December 31, 1996.

     27.1**             Financial Data Schedule.

     99.1*              The Robert C. Cantwell IV, MAI appraisals of the Boiling Spring
                        Lakes property dated 12/21/88, 7/17/84, and 2/23/82, which were filed as a part of Form 10-K for September 30, 1988.

     99.2*              The Robert C. Cantwell IV, MAI appraisal of the Boiling Spring
                        Lakes property dated September 10, 1993, which appraisal was filed as part of Form 10-K for September 30, 1993.

     99.3*              The Robert C. Cantwell IV, MAI appraisal of the Boiling Spring
                        Lakes property dated July 10, 1995, which was filed as Exhibit 3 to the Form 10-K for December 31, 1995.


 * Incorporated herein by reference.
** Included in the Partnership's electronic filing on EDGAR

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       REEVES TELECOM LIMITED PARTNERSHIP

Signatures                            Title                         Date



By:  Grace Property
Management, Inc.                   General Partner              March 31, 1998



By:         /s/ JOHN S. GRACE
            ----------------------
            John S. Grace
            President

                       REEVES TELECOM LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                        DECEMBER 31, 1997, 1996, AND 1995

                       REEVES TELECOM LIMITED PARTNERSHIP

                                      INDEX

                                                                                PAGE(S)

Report of Independent Accountants                                                     1

Financial Statements

     Balance Sheets as of December 31, 1997 and 1996                                  2

     Statements of Operations for the years ended December 31,
        1997, 1996 and 1995                                                           3

     Statements of Partners' Capital for the years ended December 31,
        1997, 1996, and 1995                                                          4

     Statements of Cash Flows for the years ended December 31,
        1997, 1996, and 1995                                                          5

Notes to Financial Statements                                                    6 - 13

REPORT OF INDEPENDENT ACCOUNTANTS


The Partners
Reeves Telecom Limited Partnership

We have audited the balance sheets of Reeves Telecom Limited Partnership (the "Partnership") as of December 31, 1997 and 1996 and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

                                                   /s/ Coopers & Lybrand L.L.P.

Raleigh, North Carolina
January 14, 1998, except as to the information presented in Note 13 for which the date is February 9, 1998

                       REEVES TELECOM LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                           December 31, 1997 and 1996


                                                                               1997               1996
                                   ASSETS
Current assets - cash and cash equivalents                                 $   148,131        $   133,919

Land held for sale and related buildings and equipment, net                    911,197          1,037,678
                                                                           -----------        -----------

                                                                           $ 1,059,328        $ 1,171,597
                                                                           ===========        ===========

                      LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
    Accounts payable and accrued expenses                                  $    65,126        $    73,061
    Accrued expenses, affiliates                                             1,106,313            827,876
    Current maturities of long-term debt                                        63,750             96,631
                                                                           -----------        -----------
              Total current liabilities                                      1,235,189            997,568
                                                                           -----------        -----------

Long-term debt, less current maturities                                         32,708            153,641

Partners' capital (deficit) - issued and outstanding 1,828,248 units
    at December 31, 1997 and 1996                                             (208,569)            20,388
                                                                           -----------        -----------

                                                                           $ 1,059,328        $ 1,171,597
                                                                           ===========        ===========


 The accompanying notes are an integral part of the financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              for the years ended December 31, 1997, 1996 and 1995


                                                             1997               1996               1995

Revenues:
    Property sales                                        $   411,609        $   463,051        $   209,055
    Profit on property sales recognized under
      installment method                                           --                 --              6,599
    Country Club revenue                                      373,972            358,580            340,699
    Interest income and finance charges                         3,303              3,756              2,281
                                                          -----------        -----------        -----------
                                                              788,884            825,387            558,634
                                                          -----------        -----------        -----------

Expenses:
    Direct costs of property sold                             113,611             40,201             95,992
    Selling, general and administrative expenses of
      Country Club                                            339,766            350,454            299,177
    Selling, general and administrative expenses              391,067            432,767            293,277
    Depreciation                                               61,565             50,756             39,190
    Interest                                                  112,526            225,200             14,627
                                                          -----------        -----------        -----------
                                                            1,018,535          1,099,378            742,263
                                                          -----------        -----------        -----------

      Operating loss                                         (229,651)          (273,991)          (183,629)

Other income:
    Timber sales                                                  694             12,866             35,920
    Gain on disposal of fixed assets                               --                681                 --
    Miscellaneous                                                  --                 --              7,765
                                                          -----------        -----------        -----------
                                                                  694             13,547             43,685
                                                          -----------        -----------        -----------

      Net loss                                            $  (228,957)       $  (260,444)       $  (139,944)
                                                          ===========        ===========        ===========


Loss per partnership unit                                 $      (.13)       $      (.14)       $      (.08)
                                                          ===========        ===========        ===========

Weighted average partnership units outstanding              1,828,248          1,828,248          1,828,258
                                                          ===========        ===========        ===========


 The accompanying notes are an integral part of the financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS' CAPITAL
              for the years ended December 31, 1997, 1996 and 1995


                                                   1997             1996             1995

Partners' capital at beginning of year           $  20,388        $ 280,832        $ 420,776

Net loss                                          (228,957)        (260,444)        (139,944)
                                                 ---------        ---------        ---------

Partners' capital (deficit) at end of year       $(208,569)       $  20,388        $ 280,832
                                                 =========        =========        =========


 The accompanying notes are an integral part of the financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1997, 1996 and 1995


                                                                 1997             1996             1995

Cash flows from operating activities:
    Net loss                                                   $(228,957)       $(260,444)       $(139,944)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                             61,565           50,756           39,190
         Gain on disposal of fixed assets                             --             (681)              --
         Change in assets and liabilities:
            Other assets, net                                         --            1,201            1,711
            Property held for sale and contracts on land
                 sales, net                                       80,579           40,201            1,292
            Accounts payable and accrued expenses                 (7,935)           4,128            7,630
                                                               ---------        ---------        ---------
              Net cash used in operating activities              (94,748)        (164,839)         (90,121)
                                                               ---------        ---------        ---------

Cash flows from investing activities:
    Acquisition of land improvements, buildings and
      equipment                                                  (15,663)        (217,771)        (138,300)
                                                               ---------        ---------        ---------
              Net cash used in investing activities              (15,663)        (217,771)        (138,300)
                                                               ---------        ---------        ---------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                          --           66,666          200,000
    Repayment of long-term debt                                  (71,165)         (76,223)         (35,268)
    Borrowings under line of credit                                  515          167,650               --
    Repayments of line of credit                                 (83,165)         (85,000)              --
    Increase in accrued expenses, affiliates                     278,438          369,576               --
                                                               ---------        ---------        ---------
              Net cash provided by financing activities          124,623          442,669          164,732
                                                               ---------        ---------        ---------

Net increase (decrease) in cash                                   14,212           60,059          (63,689)

Cash at beginning of year                                        133,919           73,860          137,549
                                                               ---------        ---------        ---------

Cash at end of year                                            $ 148,131        $ 133,919        $  73,860
                                                               =========        =========        =========

Supplemental information:
    Interest paid                                              $  17,009        $  23,955        $  14,627
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

       PROPERTY SALES

       Property sales represent individual building lots sold for cash and the gross sales price of residential houses built by the Partnership for resale. Land cost included in direct costs of property sold represents the proportionate amount of the total project costs, after recorded valuation allowances, based on the sales value of the lot to the total estimated project sales value.

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

       USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       ACCOUNTING AND REPORTING CHANGES

       In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes the valuation allowance against the property at Boiling Spring Lakes, N.C. is adequate.

       ADVERTISING COSTS

       Advertising costs of $27,360, $11,627, and $12,190 were expensed as incurred during the years ended December 31, 1997, 1996 and 1995, respectively.

       CASH EQUIVALENTS

       The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  3.   LAND HELD FOR SALE AND RELATED BUILDINGS AND EQUIPMENT

       During July 1995, the Partnership obtained an appraisal of the Boiling Spring Lakes property. Based upon the updated appraisal, the valuation allowance established in previous years of $1,902,644 was considered adequate. Management believes that based upon the 1997 sales activities and the golf course operations, the valuation allowance continues to be adequate.

       A summary of land held for sale and related buildings and equipment at December 31, 1997 and 1996 is as follows:

                                              1997               1996
Boiling Spring Lakes:
   Land held for sale                     $ 2,247,763        $ 2,226,340
   Other land and land improvements           392,612            391,669
   Residential house held for sale                 --             82,650
   Buildings                                  270,076            305,648
   Equipment                                  284,876            269,956

                                          -----------        -----------
                                            3,195,327          3,276,263
Pimlico Plantation lots                           500                500
Less:
   Accumulated depreciation                  (398,007)          (336,441)
   Valuation allowance                     (1,886,623)        (1,902,644)
                                          -----------        -----------

                                          $   911,197        $ 1,037,678

                                          ===========        ===========

  4.   ACCRUED EXPENSES, AFFILIATES

       A summary of accrued expenses, affiliates at December 31, 1997 and 1996 is as follows:

                                                   1997             1996

   General partner fees                        $  606,000       $  456,000
   Legal fees                                     101,728           91,728
   Rent                                            63,904           48,903
   Interest                                       298,013          201,245
   Brokerage commission                            30,000           30,000
   Fees to a former general partner                 6,668               --
                                               ----------       ----------
                                               $1,106,313       $  827,876
                                               ==========       ==========

       General partners fees represents amounts owed to the General Partner. Legal fees, rent and brokerage commission represent amounts owed to certain affiliates of the General Partner. From time to time the General Partner and its affiliates charge the Partnership interest on amounts owed to them by the Partnership, which interest is accrued by the Partnership as being owed to such entities. See Note 6 for additional information regarding related party transactions.

  5.   LONG-TERM DEBT

       Long-term debt at December 31, 1997 and 1996 consists of the following:

                                                                             1997           1996

Uncollateralized note payable to John S. Grace, an affiliate of the
   General Partner, interest payable at the 12 month LIBOR rate plus
   6% (11.969% and 12.375% at December 31, 1997
   and 1996, respectively), maturing in June 1998                          $ 50,000       $110,000
Borrowings outstanding under a revolving credit facility, as
   defined below                                                                 --         82,650
8.57% note payable in monthly installments of $1,370,
   including interest, maturing in February 2001, collateralized by equipment with a net book value of $39,943 and $52,725
   at December  31, 1997 and 1996, respectively                              46,458         55,773
Other                                                                            --          1,849
                                                                           --------       --------
                                                                             96,458        250,272
Less current maturities                                                      63,750         96,631
                                                                           --------       --------

                                                                           $ 32,708       $153,641
                                                                           ========       ========

       Periodically the Partnership enters into non-revolving credit facilities requiring interest only payments at the lenders prime rate plus .5% (9.0% and 8.75% at December 31, 1997 and 1996, respectively). These agreements are collateralized by building lots in Boiling Springs Lakes. At December 31, 1997, the Partnership had $105,500 available under one of these agreements.

       Principal maturities of long-term debt for the years subsequent to December 31, 1997 are as follows:

          1998                        $63,750
          1999                         14,975
          2000                         16,310
          2001                          1,423
                                       -------

                                      $96,458
                                       =======

  6.   RELATED PARTY TRANSACTIONS

       The General Partners charged the Partnership for services and office space for the years ended December 31, 1997, 1996 and 1995 as follows:


                             1997           1996           1995
                           --------       --------       --------
General Partner fees       $150,000       $150,000       $ 60,000
Legal fees                   10,000         10,000         10,000
Office space                 15,000         15,000         15,000
Interest                     96,769        201,245              -
                           --------       --------       --------
                           $271,769       $376,245       $ 85,000
                           ========       ========       ========

  7.   LITIGATION

       In the past, litigation has been filed against the Partnership claiming breach of contract because lots guaranteed in the sales contract as being "high, dry and suitable for building" will not pass current county health department requirements regarding the installation of septic tanks and on-site sewage disposal systems. Management contends this language does not constitute a guarantee of soil conditions for sewer purposes and that even if it did, installation and use of septic tanks on these lots would have been permitted under county regulations in effect prior to August 1976 and that it had no way of knowing that stricter regulations would later be enacted. In the event litigation is filed which results in an unfavorable ruling, possible remedies could include: refunding the purchase price of the lots; building nitrification fields with fill dirt that would allow installation of sewage disposal systems on the lots; providing the litigants with lots that will pass current county health department requirements; and paying monetary damages. If mandated, the cost of such remedial action in the aggregate could be substantial. No provision for this contingent liability has been made in the accompanying financial statements; however, at December 31, 1997 no suits or claims are pending against the Partnership related to this matter.

  8.   INCOME TAXES

       Results of operations of the Partnership are taxable to the partners and no recognition of Federal and state income tax is included in the financial statements.

  9.   LEASES

       The Company leases certain office and golf course equipment under operating leases. The minimum lease payments under operating leases for the years subsequent to December 31, 1997 are as follows:

                  1998               $ 31,205
                  1999                 30,509
                  2000                 10,100
                                      --------

                                     $ 71,814
                                      ========

       Equipment rental and lease expense for the years ending December 31, 1997, 1996 and 1995 was $31,984, $28,145 and $32,908, respectively.

 10.   LIQUIDITY AND GOING CONCERN ISSUES

       Cash generated from Fox Squirrel Country Club and individual lot sales may not be sufficient to meet future operating costs, debt service and other cash requirements. Operating cash flows have been negative in each of the years ended December 31, 1997, 1996 and 1995. Further, at December 31, 1997, the current liabilities of the Partnership exceeded its current assets by $1,087,058. The partners deficit at December 31, 1997 is $208,569. No reasonable offer has been received for the assets of the Partnership due principally to the fact that the majority of the land is wetland and that most of the unsold plotted lots do not satisfy current county health standards regarding the installation of septic tanks and on-site sewage disposal systems. If the Partnership's cash flow is less than management's expectations, capital programs presently planned may be either postponed, scaled back, or eliminated, and certain operating expenditures may be either deferred or, in the case of payments to affiliates of the General Partner, accrued. Despite such contingency plans by management, the above mentioned factors indicate that the Partnership may be unable to continue in existence while attempting to complete the sale and liquidation of the Partnership's remaining assets. The financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership's recurring losses from operations and liquidity position raise substantial doubt about the entity's ability to continue while attempting to sell the remaining assets of the Partnership.

       The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result should the Partnership be unable to continue in existence.

 11.   FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Partnership using the methods and assumptions described below. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents are by definition short-term and the carrying amount is a reasonable estimate of fair value.

       LONG-TERM DEBT

       The fair value of long term debt has been estimated by discounting the future cash flows using the current rates offered for debt issues with similar characteristics. The carrying amount of long-term debt approximates fair value at December 31, 1997 and 1996.

 12.   NEW ACCOUNTING PRONOUNCEMENTS

       The Company will adopt Statement of Financial Accounting Standards No. 131,"Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") on December 31, 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in financial statements and requires that those enterprises report selected information about operating segments in its interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.
       The Company has yet to determine the impact, if any of adoption of the new pronouncement.

       The Company will adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") for the fiscal year ended December 31, 1998 and the related interim periods. SFAS
       No. 130 requires the Company to display an amount representing total comprehensive income for the period in a financial statement which is displayed with the same prominence as other financial statements. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 130. The Company has yet to determine the impact, if any, of adoption of the new pronouncement.

 13.   SUBSEQUENT EVENTS

       On February 9, 1998, the Partnership entered into a settlement agreement with an employee of the country club for the termination of the employment contract with that employee. The Partnership paid cash of $49,404 on February 6, 1998 and agreed to acquire all of the employee's assets relating to the country club and to assume certain liabilities relating thereto. The Partnership was also required to pay the employee three months compensation.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


                                                           Additions
                                             Balance at    Charged to                     Changes        Balance at
                                              Beginning    Costs and                        Add            At End
        Description                           of Period     Expenses      Deductions      (Deduct)        of Period
----------------------------                  ---------    ----------     ----------      --------        ---------
For year ended Dec. 31, 1997
   RE valuation allowance                     $1,902,644   $    -0-       $   16,020       $   -0-        $1,836,624

For year ended Dec. 31, 1996
   RE valuation allowance                      1,902,644        -0-              -0-           -0-         1,902,644

For year ended Dec. 31, 1995
   RE valuation allowance                      1,902,644        -0-              -0-           -0-         1,902,644


                       REEVES TELECOM LIMITED PARTNERSHIP

                                   SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                                                                                         Life Upon
                                                                                                                           Which
                                                                                                                       Depreciation
                                                      Capitalized    Amounts                                             in Latest
                                          Initial      Subsequent    Carried                                               Income
                                Encum-    Cost to          to         at End     Accumulated       Net       Date of    Statement is
           Description         brances  Partnership    Acquisition   of Period   Depreciation  Book Value  Acquisition   Computed
----------------------------   -------  ------------   -----------  ----------   ------------  ----------  -----------  ------------
Boiling Spring Lakes, NC
   Building lots and land        $0      $2,173,945      $73,818    $2,247,763        $0       $2,247,763     May 1980      N/A

Pimlico Plantation, SC
   Building lots and land         0             500            0           500         0              500     May 1980      N/A
                                ---      ----------      -------    ----------        --       ----------

TOTAL                            $0      $2,174,445      $73,818    $2,248,263        $0       $2,248,263
                                ===      ==========      =======    ==========        ==       ==========

                          Independent Auditors' Report


The Partners
Reeves Telecom Limited Partnership:

We have audited the balance sheet of Reeves Telecom Limited Partnership (the "Partnership") as of December 31, 1995, and the related statement of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reeves Telecom Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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