Form 10-Q
period 1998-03-31
REEVES TELECOM LTD PARTNERSHIP
filed 1998-05-15
CIK 314741

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1998                         Commission File #0-9305


                       REEVES TELECOM LIMITED PARTNERSHIP
                  (name changed from Reeves Telecom Associates)

--------------------------------------------------------------------------------
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

Yes (X) No ( )

                          PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  BALANCE SHEET

                                                                 March 31,          December 31,
        Assets                                                      1998             1997
        ------                                                  (UNAUDITED)          (AUDITED)
                                                                -----------         -----------
Current Assets:

  Cash and cash equivalents                                     $   105,801         $   148,131
  Inventory                                                          16,572                --
                                                                -----------         -----------
                                                                    122,373             148,131

Land held for development or sale
  and related buildings and
  equipment, net                                                    910,837             911,197
                                                                -----------         -----------

                                                                $ 1,033,210         $ 1,059,328
                                                                ===========         ===========


Liabilities and Partners' Capital

Current Liabilities:

  Accounts payable and
    accrued expenses                                            $ 1,209,118         $ 1,171,439
  Notes payable - Current
    portion                                                          63,750              63,750
                                                                -----------         -----------

                                                                  1,272,868           1,235,189

  Notes payable - Non-Current
    portion                                                          18,598              32,708
                                                                -----------         -----------
          Total Liabilities                                       1,291,466           1,267,897

Partners' capital                                                  (258,256)           (208,569)
                                                                -----------         -----------

                                                                $ 1,033,210         $ 1,059,328
                                                                ===========         ===========

                       REEVES TELECOM LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNERS' CAPITAL

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                  1998                  1997
                                               ---------             ---------
Operating revenues:


  Land sales                                   $  91,966             $  61,288
  Fox Squirrel                                    90,983                84,699
  Interest income                                    548                   624
  Other income and sale of timber                   --                   1,106
                                               ---------             ---------

                                                 183,497               147,717
                                               ---------             ---------


Operating Costs and Expenses:

  Administrative                                 201,630               169,258
  Direct cost of land sold                        15,318                 5,321
  Depreciation                                    16,236                15,025
                                               ---------             ---------

                                                 233,184               189,604
                                               ---------             ---------

Net Income or (Loss)                             (49,687)              (41,887)

Partners' capital at beginning
  of period                                     (208,569)               20,388
                                               ---------             ---------

Partners' capital at end of
  period                                       $(258,256)            $ (21,499)
                                               =========             =========

Income or (Loss) per partnership
  unit (1,828,248 units outstanding
  as of March 31, 1998 and 1997
  respectively.)                               $  (0.027)            $  (0.023)
                                               =========             =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                          1998                  1997
                                                       ---------             ---------
CASH PROVIDED BY OPERATIONS:

  Net Income or (Loss)                                 $ (49,687)            $ (41,887)
  Deduct Items Not Using Cash:
    Depreciation                                          16,236                15,025
                                                       ---------             ---------

TOTAL                                                    (33,451)              (26,862)
                                                       ---------             ---------

CHANGES IN OPERATING ASSETS AND LIABILITIES
  INCREASING OR (DECREASING) CASH:

    (Increase) in inventory                              (16,572)                 --
    Decrease in Land held for
      development or sale                                 15,318                 5,321
    Increase or (decrease) in accounts
      payable and accrued expenses                        37,679                21,357
    (Decrease) in notes payable                          (14,110)              (14,701)
                                                       ---------             ---------

                                                          22,315                11,977
                                                       ---------             ---------

NET CASH PROVIDED OR (USED) BY
  OPERATIONS                                             (11,136)              (14,885)

CASH (USED) BY INVESTING ACTIVITIES:

  Additions to Fixed Assets                              (31,194)               (5,457)
                                                       ---------             ---------

NET INCREASE OR (DECREASE) IN CASH                     $ (42,330)            $ (20,342)
                                                       =========             =========


CASH BALANCE - BEGINNING                               $ 148,131             $ 133,919

NET INCREASE OR (DECREASE) IN
  CASH, AS ABOVE                                         (42,330)              (20,342)
                                                       ---------             ---------

CASH BALANCE - ENDING                                  $ 105,801             $ 113,577
                                                       =========             =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 1998
                                   (Unaudited)

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

                  The Partnership is a liquidating partnership and as such, quarter to quarter comparisons and analysis are not meaningful.

                  For the three months ended March 31, 1998 and 1997, the Partnership generated revenues from land sales of $91,966 and $61,288, respectively. The Partnership sold 17 individual lots in the first quarter of 1998 compared to 8 lots for the same period one year ago. Management believes the improvement is largely the result of the Winter of 1997-1998 being among the warmest in recent memory for the region. Historically, real estate sales in Boiling Spring Lakes and its environs are lower in Winter than in any other season because, Management believes, potential purchasers prefer to investigate real estate during periods of warmer temperatures.

                  Revenues at Fox Squirrel Country Club ("Fox Squirrel") for the three months ended March 31, 1998 and 1997 were $90,983 and $84,699 respectively. The increase in revenue is due, in part, to the Partnership's assuming the interim operation of the Pro Shop and the operation of the Dining Service at Fox Squirrel in February 1998. Prior to such time, the Pro Shop and Dining Services were operated by the Manager of Fox Squirrel for his own account and not for the benefit of the Partnership. As stated in the Partnership's Form 10-K for the fiscal year ended December 31, 1997, the Partnership and the Manager concluded an agreement pursuant to which, among other things, the Manager's employment agreement and related agreement to operate the Dining Service were cancelled. Management believes the increase in revenue is also due, in part, to a speedier collection of membership dues following a change in the timing of payment due dates. Direct operating expenses at Fox Squirrel for the three months ended March 31, 1998 and 1997 were $82,864 and $64,807 respectively. Management attributes the increase largely to one-time payments made to the Manager of Fox Squirrel in February and March 1998 following the cancellation of his employment agreement and to the recognition of expenses relating to the operation of the Dining Service since February 1998. The Partnership incurred no similar expenses during the prior year although certain payments were made during 1997 to the operator of the Dining Service to reflect the collection of a one-time "food minimum" from members of Fox Squirrel.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 1998
                                   (Unaudited)

                  Direct cost of land sold during the three months ended March 31, 1998 and 1997 was $15,318 and $5,321, respectively. The increase is due to the larger number of lots sold during the first quarter of 1998 than one year ago and the relative carrying values of such lots.

                  To provide funds for working capital and other purposes, on June 1, 1995 the Partnership borrowed $200,000 from the president of the General Partner, payable in full on June 1, 1998. The promissory note issued bears interest at a rate equal to 6% above 12-month LIBOR, requires interest to be paid quarterly commencing September 1, 1995, and allows for prepayment without penalty. The promissory note is secured by a mortgage on Fox Squirrel. As of March 31, 1998, $160,000 of the principal has been repaid, leaving an outstanding balance of $40,000.

                  Management is continuing its efforts to improve the development at Boiling Spring Lakes so that the Partnership will eventually be able to consistently generate revenues in excess of operating expenses and capital expenditures. Management believes, however, that the variable nature of the Partnership's revenues and its current liquidity position raise doubts about the Partnership's ability to fund its operations and currently planned capital programs without obtaining additional financing. Management is not certain that additional outside financing is available and, if available, that such financing may be obtained on terms Management believes to be acceptable.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 1998
                                   (Unaudited)



                            PART II OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K

         The Partnership filed no reports on Form 8-K for the quarter ended March 31, 1998

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 1998
                                   (Unaudited)



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



                                        REEVES TELECOM LIMITED PARTNERSHIP

                                        By:      Grace Property Management, Inc.
                                                 General Partner



                                        By:      /S/ JOHN S. GRACE
                                                 -------------------------------
                                                 John S. Grace
                                                 President



Dated: May 15, 1998