Form 10-Q
period 1998-06-30
REEVES TELECOM LTD PARTNERSHIP
filed 1998-08-14
CIK 314741

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1998                     Commission File #0-9305


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

Yes (X) No ( )

                          PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  BALANCE SHEET




                                            June 30,          December 31,
     Assets                                   1998               1997
                                          (UNAUDITED)          (AUDITED)
                                          -----------        -----------

Current Assets:

         Cash and cash equivalents        $    91,051        $   148,131
         Inventory                             13,147               --
                                          -----------        -----------
                                              104,198            148,131

Land held for development or sale
 and related buildings and
  equipment, net                            1,026,435            911,197
                                          -----------        -----------


         Total Assets                     $ 1,130,633        $ 1,059,328
                                          ===========        ===========


Liabilities and Partners' Capital

Current Liabilities:
         Accounts payable and
          accrued expenses                $ 1,301,157        $ 1,171,439
         Construction loans payable           112,000               --
         Notes payable - Current
          portion                              58,237             63,750
                                          -----------        -----------
                                            1,471,394          1,235,189

Notes payable - Non-Current
 portion                                         --               32,708
                                          -----------        -----------

         Total Liabilities                  1,471,394          1,267,897

Partners' capital                            (340,761)          (208,569)
                                          -----------        -----------

         Total Liabilities and
         Partners' Capital                $ 1,130,633        $ 1,059,328
                                          ===========        ===========

                       REEVES TELECOM LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNERS' CAPITAL

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)




                                                                           1998                              1997
                                                                       ----------                        --------
Operating revenues:

    Property sales                                                     $  288,467                         $  146,068
    Country Club revenue                                                  227,136                            189,123
    Interest income                                                         1,026                              1,252
    Other income and sale of timber                                          -                                 1,452
                                                                       -----------                        ----------

                                                                          516,629                            337,895
                                                                       -----------                        ----------

Operating Costs and Expenses:
    Direct costs of property sold                                      $  144,105                         $   12,699
    Selling, general and administrative
     expenses of Country Club                                             208,128                            153,508
    Selling, general and administrative
     expenses                                                             202,309                            169,190
    Depreciation                                                           33,027                             30,104
    Interest                                                               61,252                             48,231
                                                                       -----------                        ----------

                                                                          648,821                            413,732
                                                                       -----------                        ----------


Net Income or (Loss)                                                     (132,192)                           (75,837)

Partners' capital at beginning
 of period                                                               (208,569)                            20,388
                                                                       -----------                        ----------

Partners' capital at end of period                                      $(340,761)                          $(55,449)
                                                                       ===========                        ===========


Income or (Loss) per partnership unit
 (1,828,248 units outstanding as of
  June 30, 1998 and June 30, 1997.)                                    $    (0.07)                         $   (0.04)
                                                                       ===========                        ===========

                       REEVES TELECOM LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNERS' CAPITAL

                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)




                                                                           1998                             1997
                                                                       -----------                        ---------
Operating revenues:

    Property sales                                                     $  196,501                         $  84,780
    Country Club revenue                                                  136,153                           104,424
    Interest income                                                           478                               628
    Other income and sale of timber                                             -                               346
                                                                       -----------                        ---------


                                                                          333,132                           190,178
                                                                       -----------                        ---------

Operating Costs and Expenses:

    Direct costs of property sold                                      $  128,787                         $    7,378
    Selling, general and administrative
     expenses of Country Club                                             125,264                             88,701
    Selling, general and administrative
     expenses                                                             113,679                             90,301
    Depreciation                                                           16,791                             15,079
    Interest                                                               31,116                             22,669
                                                                       -----------                        ----------

                                                                          415,637                            224,128
                                                                       -----------                        ----------

Net Income or (Loss)                                                      (82,505)                           (33,950)

Partners' capital at beginning
 of period                                                               (258,256)                           (21,499)
                                                                       -----------                        -----------

Partners' capital at end of period                                      $(340,761)                          $(55,449)
                                                                       ===========                        ===========


Income or (Loss) per partnership unit
 (1,828,248 units outstanding as of
  June 30, 1998 and June 30, 1997.)                                    $    (0.04)                        $    (0.02)
                                                                       ===========                        ===========

                       REEVES TELECOM LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)



                                                       1998             1997
                                                     ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Loss                                         $(132,192)       $ (75,837)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
           Depreciation                                 33,027           30,104
           Change in assets and liabilities:
               (Increase) in inventory                 (13,147)              --
               Decrease in Land held for
                development or sale                     25,737           12,699
               Increase in accounts payable
                and accrued expenses                   129,718           87,675
                                                     ---------        ---------

    Net cash used in operating activities               43,143           54,641
                                                     ---------        ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of land improvements,
        buildings and equipment                      $(174,002)       $ (29,504)
                                                     ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of long-term debt                      $ (38,221)       $ (29,403)
    Borrowing under line of credit                     112,000               --
                                                     ---------        ---------

    Net cash provided by financing
        activities                                      73,779          (29,403)
                                                     ---------        ---------


NET INCREASE (DECREASE) IN CASH                      $ (57,080)       $  (4,266)

CASH BALANCE - BEGINNING                               148,131          133,919
                                                     ---------        ---------

CASH BALANCE - ENDING                                $  91,051        $ 129,653
                                                     =========        =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)



                                                      1998               1997
                                                     ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Loss                                         $ (82,505)       $ (33,950)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
           Depreciation                                 16,791           15,079
           Change in assets and liabilities:
               (Decrease) in inventory                   3,425               --
               Decrease in Land held for
                development or sale                     10,419            7,378
               Increase in accounts payable
                and accrued expenses                    92,039           66,318
                                                     ---------        ---------

    Net cash used in operating activities               40,169           54,825
                                                     ---------        ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of land improvements,
        buildings and equipment                      $ (84,323)       $ (24,047)
                                                     ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of long-term debt                      $ (24,111)       $ (14,702)
    Borrowing under line of credit                      53,515               --
                                                     ---------        ---------

    Net cash provided by financing
        activities                                      29,404          (14,702)
                                                     ---------        ---------


NET INCREASE (DECREASE) IN CASH                      $ (14,750)       $  16,076

CASH BALANCE - BEGINNING                               105,801          113,577
                                                     ---------        ---------

CASH BALANCE - ENDING                                $  91,051        $ 129,653
                                                     =========        =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 1998
                                   (Unaudited)

-------------------------------------------------------------------

ITEM 2.        Management Discussion and Analysis of Financial
               Condition and Results of Operations.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 31, 1998.

        Certain matters discussed herein are forward-looking statements about the business, financial condition and prospects of the Partnership. The actual results could differ materially from those indicated by such forward-looking statements because of various risks and uncertainties. Such risks and uncertainties may include, but are not limited to, regional and national economic conditions, changes in consumer demand for real estate, changes in interest rates and the availability of credit to the Partnership and/or potential purchasers of real estate, changes in state and federal regulations relating to environmental and health matters, and, in connection with Fox Squirrel, weather conditions and changes in employee relations which may adversely affect the ability of the Partnership to maintain Fox Squirrel as desired. The Partnership cannot control these risks and uncertainties and, in many cases, cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The Partnership undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

        The Partnership will adopt Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") on December 31, 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in financial statements and requires that those enterprises report selected information about operating segments in its interim financial reports issued to shareholders. It also establishes standards for related

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 1998
                                   (Unaudited)

-------------------------------------------------------------------

        disclosures about products and services, geographic areas, and major customers. The Partnership has yet to determine the impact, if any, of adoption of the new pronouncement.

        Revenue from real estate operations for the six months ended June 30, 1998 was $288,467, comprised of revenue from the sales of 25 individual undeveloped lots for an aggregate of $157,467 and gross proceeds from the sale of one "spec house" of $131,000. Revenue for the same period in 1997 was $146,068, generated from the sale of 26 individual undeveloped lots. No "spec houses" were sold during the first six months of 1997. Management attributes the increase in revenues largely to the sale of the "spec house" during 1998 and to the relative mix of lots sold as to location. Individual lots adjacent to or near the golf course, for example, generally command a higher sales price than lots which are not so situated. The Partnership sold more lots situated on or near the golf course during the first half of this year than in the same period last year.

        Revenue at Fox Squirrel Country Club ("Fox Squirrel") for the six months ended June 30, 1998 and 1997 were $227,136 and $189,123, respectively. Management attributes the increase in revenue largely to the Partnership's assuming the interim operation of the Pro Shop and Dining Service at Fox Squirrel in February 1998. Prior to such time, the Pro Shop and Dining Service were operated by the Manager of Fox Squirrel for his own account and not for the benefit of the Partnership. As stated in the Partnership's Form 10-K for the fiscal year ended December 31, 1997, the Partnership and the Manager concluded an agreement pursuant to which, among other things, the Manager's employment agreement and related agreement to operate the Dining Service were canceled. Apart from the effect of revenue from the Pro Shop and Dining Service, revenue at Fox Squirrel during the first half of 1998 was marginally higher than in the same period in 1997, with higher revenue from dues offsetting lower revenue from cart rentals resulting from a lower number of rounds played during the first half of 1998 than in the same period one year ago. Direct operating expenses at Fox Squirrel for the six months ended June 30, 1998 and 1997 were $208,128 and $153,508, respectively.

        Management attributes the increase largely to the Partnership's operation of the Pro Shop and Dining Service at Fox Squirrel beginning in February, 1998.

        Direct cost of property sold during the six months ended June 30, 1998 and 1997 was $144,105 and $12,699, respectively. The increase is due to the costs associated with the sale of one "spec house".

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 1998
                                   (Unaudited)

-------------------------------------------------------------------

        To provide funds for working capital and other purposes, on June 1, 1995 the Partnership borrowed $200,000 from the president of the General Partner, payable in full on June 1, 1998. The promissory note issued bears interest at a rate equal to 6% above 12-month LIBOR, requires interest to be paid quarterly commencing September 1, 1995, and allows for prepayment without penalty. The promissory note is secured by a mortgage on Fox Squirrel. As of June 30, 1998, $180,000 of the principal has been repaid, leaving an outstanding balance of $20,000. Pursuant to the terms of the promissory note, the Partnership will be charged interest on the remaining balance at an annual rate equal to three percent (3%) above the rate provided for in the promissory note, or 11.84375% as of June 1, 1998, the date on which the principal was due.

        Management believes that the variable nature of the Partnership's revenues and its current liquidity position raise doubts about the Partnership's ability to fund its operations and currently planned capital programs without obtaining additional financing. Management is not certain that additional outside financing is available and, if available, that such financing may be obtained on terms Management believes to be acceptable.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 1998

                                   (Unaudited)

-------------------------------------------------------------------





ITEM 6.        Exhibits and Reports on Form 8-K

        The Partnership filed no reports on Form 8-K for the quarter ended June 30, 1998.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 1998

                                   (Unaudited)

-------------------------------------------------------------------


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



Dated:  August 11, 1998