Form 10-Q
period 1998-09-30
REEVES TELECOM LTD PARTNERSHIP
filed 1998-11-16
CIK 314741

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1998                    Commission File #0-9305


                       REEVES TELECOM LIMITED PARTNERSHIP
                  (name changed from Reeves Telecom Associates)

    South Carolina                                          57-0700063
(State of Incorporation)                          (I.R.S. Employer I.D. Number)

c/o Grace Property Management Inc.
P. O. Box 163
55 Brookville Road
Glen Head, New York                                            11545
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

Yes (X) No ( )

                          PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  BALANCE SHEET




                                        September 30,      December 31,
     Assets                                 1998              1997
                                         (UNAUDITED)        (AUDITED)
                                        -------------      ------------
Current Assets:

         Cash and cash equivalents       $    75,643        $   148,131
         Inventory                            11,223                 --
                                         -----------        -----------
                                              86,866            148,131

Land held for development or sale
 and related buildings and
  equipment, net                           1,043,169            911,197
                                         -----------        -----------


         Total Assets                    $ 1,130,035        $ 1,059,328
                                         ===========        ===========


Liabilities and Partners' Capital

Current Liabilities:
         Accounts payable and
          accrued expenses               $ 1,390,832        $ 1,171,439
         Notes payable - Current
          portion                             44,127             63,750
                                         -----------        -----------
                                           1,434,959          1,235,189

Notes payable - Non-Current
 portion                                     112,000             32,708
                                         -----------        -----------

         Total Liabilities                 1,546,959          1,267,897

Partners' capital                           (416,924)          (208,569)
                                         -----------        -----------

         Total Liabilities and
         Partners' Capital               $ 1,130,035        $ 1,059,328
                                         ===========        ===========

                       REEVES TELECOM LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNERS' CAPITAL

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)




                                                1998             1997
                                              ---------        ---------
Operating revenues:

    Property sales                            $ 370,276        $ 250,815
    Country Club revenue                        344,041          292,496
    Interest income                               1,532            2,298
    Other income and sale of timber                  --            1,452
                                              ---------        ---------

                                                715,849          547,061
                                              ---------        ---------


Operating Costs and Expenses:
    Direct costs of property sold             $ 151,048        $  24,418
    Selling, general and administrative
     expenses of Country Club                   330,320          241,011
    Selling, general and administrative
     expenses                                   301,802          262,701
    Depreciation                                 46,500           45,667
    Interest                                     94,534           76,915
                                              ---------        ---------

                                                924,204          650,712
                                              ---------        ---------

Net Income or (Loss)                           (208,355)        (103,651)

Partners' capital at beginning
 of period                                     (208,569)          20,388
                                              ---------        ---------

Partners' capital at end of period            $(416,924)       $ (83,263)
                                              =========        =========


Income or (Loss) per partnership unit
 (1,828,248 units outstanding as of
  Sept. 30, 1998 and Sept. 30, 1997.)         $   (0.11)       $   (0.06)
                                              =========        =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNERS' CAPITAL

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)




                                                 1998             1997
                                              ---------        ---------
Operating revenues:

    Property sales                            $  81,809        $ 104,747
    Country Club revenue                        116,905          103,373
    Interest income                                 506            1,046
    Other income and sale of timber                  --               --
                                              ---------        ---------

                                                199,220          209,166
                                              ---------        ---------


Operating Costs and Expenses:
    Direct costs of property sold             $   6,943        $  11,719
    Selling, general and administrative
     expenses of Country Club                   122,192           87,503
    Selling, general and administrative
     expenses                                    99,493           93,511
    Depreciation                                 13,473           15,563
    Interest                                     33,282           28,684
                                              ---------        ---------

                                                275,383          236,980
                                              ---------        ---------

Net Income or (Loss)                            (76,163)         (27,814)

Partners' capital at beginning
 of period                                     (340,761)         (55,449)
                                              ---------        ---------

Partners' capital at end of period            $(416,924)       $ (83,263)
                                              =========        =========


Income or (Loss) per partnership unit
 (1,828,248 units outstanding as of
  Sept. 30, 1998 and Sept. 30, 1997.)         $   (0.04)       $   (0.02)
                                              =========        =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                         1998             1997
                                                      ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                                         $(208,355)       $(103,651)
     Adjustments to reconcile net loss to
         net cash used in operating activities:
              Depreciation                               46,500           45,667
              Change in assets and liabilities:
                  (Increase) in inventory               (11,223)              --

                  Decrease in Land held for
                   development or sale                   39,048           21,775
                  Increase in accounts payable
                   and accrued expenses                 219,393          166,034
                                                      ---------        ---------

     Net cash used in operating activities               85,363          129,825
                                                      ---------        ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of land improvements,
         buildings and equipment                      $(217,520)       $ (44,208)
                                                      ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment of long-term debt                      $ (52,331)       $ (43,196)
     Borrowing under line of credit                     112,000               --
                                                      ---------        ---------

     Net cash provided by financing
         activities                                      59,669          (43,196)
                                                      ---------        ---------


NET INCREASE (DECREASE) IN CASH                       $ (72,488)       $  42,421

CASH BALANCE - BEGINNING                                148,131          133,919
                                                      ---------        ---------

CASH BALANCE - ENDING                                 $  75,643        $ 176,340
                                                      =========        =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                        1998             1997
                                                      ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Loss                                         $ (76,163)       $ (27,814)
     Adjustments to reconcile net loss to
         net cash used in operating activities:
              Depreciation                               13,473           15,563
         Change in assets and liabilities:
                  (Decrease) in inventory                 1,924               --
                  Decrease in Land held for
                   development or sale                   13,311            9,076
                  Increase in accounts payable
                   and accrued expenses                  89,675           78,359
                                                      ---------        ---------
     Net cash used in operating activities               42,220           75,184
                                                      ---------        ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of land improvements,
         buildings and equipment                      $ (43,518)       $ (14,704)
                                                      ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment of long-term debt                      $ (14,110)       $ (13,793)
     Borrowing under line of credit                          --               --
                                                      ---------        ---------

     Net cash provided by financing
         activities                                     (14,110)         (13,793)
                                                      ---------        ---------


NET INCREASE (DECREASE) IN CASH                       $ (15,408)       $  46,687

CASH BALANCE - BEGINNING                                 91,051          129,653
                                                      ---------        ---------

CASH BALANCE - ENDING                                 $  75,643        $ 176,340
                                                      =========        =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1998
                                   (Unaudited)


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 31, 1998.

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

                               SEPTEMBER 30, 1998
                                   (Unaudited)


         disclosures about products and services, geographic areas, and major customers. The Partnership has yet to determine the impact, if any, of adoption of the new pronouncement.

         Revenue from real estate operations for the nine months ended September 30, 1998 was $370,276, comprised of revenue from the sales of 37 individual undeveloped lots for an aggregate of $239,276 and gross proceeds from the sale of one "spec house" of $131,000. Revenue for the same period in 1997 was $250,815, generated from the sale of 45 individual undeveloped lots. No "spec houses" were sold during the first nine months of 1997. Management attributes the increase in revenues largely to the sale of the "spec house" during 1998 and to the relative mix of lots sold as to location. Individual lots adjacent to or near the golf course, for example, generally command a higher sales price than lots which are not so situated. The Partnership sold more lots situated on or near the golf course during the first half of this year than in the same period last year.

         Revenue at Fox Squirrel Country Club ("Fox Squirrel") for the nine months ended September 30, 1998 and 1997 were $344,041 and $292,496, respectively. Management attributes the increase in revenue largely to the Partnership's assuming the interim operation of the Pro Shop and Dining Service at Fox Squirrel in February 1998. Prior to such time, the Pro Shop and Dining Service were operated by the Manager of Fox Squirrel for his own account and not for the benefit of the Partnership. As stated in the Partnership's Form 10-K for the fiscal year ended December 31, 1997, the Partnership and the Manager concluded an agreement pursuant to which, among other things, the Manager's employment agreement and related agreement to operate the Dining Service were canceled. Apart from the effect of revenue from the Pro Shop and Dining Service, revenue at Fox Squirrel during the first three quarters of 1998 was marginally lower than in the same period in 1997. Higher revenue from dues failed to offset lower revenue from cart rentals resulting from a lower number of rounds played during 1998 than in the same period one year ago. Direct operating expenses at Fox Squirrel for the nine months ended September 30, 1998 and 1997 were $330,320 and $241,011, respectively. Management attributes the increase largely to the Partnership's operation of the Pro Shop and Dining Service at Fox Squirrel beginning in February, 1998.

         Direct cost of property sold during the nine months ended September 30, 1998 and 1997 was $151,048 and $24,418, respectively. The increase is due to the costs associated with the sale of one "spec house".

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1998
                                   (Unaudited)


         In April 1997 the Partnership sold a "spec house" to certain purchasers who subsequently filed suit against the Partnership and others claiming, among other things, that the property flooded during periods of severely inclement weather, making the house uninhabitable. The suit seeks among other things, rescission of the sale and reimbursement to the purchasers of certain expenses. The Partnership believes that the costs to remedy the alleged defects to the property are unlikely to exceed $10,000. The Partnership has agreed to enter into discussions with plaintiffs regarding a settlement of the matter principally to avoid the costs and expenses involved with litigation. While there can be no assurance that discussions with plaintiffs will result in settlement and, if such a settlement occurs, of the costs to the Partnership of such settlement and/or remedy, the Partnership has established a reserve of $10,000 to cover costs and expenses associated with a possible settlement.

         To provide funds for working capital and other purposes, on June 1, 1995 the Partnership borrowed $200,000 from the president of the General Partner, payable in full on June 1, 1998. The promissory note issued bears interest at a rate equal to 6% above 12-month LIBOR, requires interest to be paid quarterly commencing September 1, 1995, and allows for prepayment without penalty. The promissory note is secured by a mortgage on Fox Squirrel. As of September 30, 1998, $190,000 of the principal has been repaid, leaving an outstanding balance of $10,000. Pursuant to the terms of the promissory note, the Partnership will be charged interest on the remaining balance at an annual rate equal to three percent (3%) above the rate provided for in the promissory note, or 11.84375% as of June 1, 1998, the date on which the principal was due.

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1998
                                   (Unaudited)


         APPRAISAL OF ASSETS

         In September 1998, the Partnership obtained from Robert C. Cantwell and Associates an updated MAI appraisal of its assets located in Boiling Spring Lakes, North Carolina. Such assets comprise substantially all of the assets of the Partnership other than cash. The appraisal, dated as of July 9, 1998, values the appraised assets at $1,350,000. Such value is the appraiser's opinion of the market value of the appraised assets and assumes, among other things, a willing buyer and seller, both parties are reasonably informed about the assets, and the purchase/sale is an "arm's length" transaction. As such, there is no guarantee that the Partnership could realize the appraised value of such assets upon a sale. The actual sale price could be higher of lower than the appraised value. The appraisal is not in connection with any requested minimum, maximum or specific appraised value, any pending or proposed sale or other transaction, or approval of any loan involving the appraised assets or the Partnership. The foregoing summary of the appraisal is limited in its entirety to the full appraisal report, a copy of which has been filed with the U.S. Securities and Exchange Commission as a paper-form exhibit to this Form 10-Q.

         As a result of such appraisal, the Partnership and its accountants believe that the valuation allowance of $1,886,624 at June 30, 1998 is appropriate, and that no adjustment to the valuation allowance need be made.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1998

                                   (Unaudited)


ITEM 6.   Exhibits and Reports on Form 8-K

         (a) In accordance with Rule 202 of Regulation S-T, the Partnership filed in paper pursuant to a continuing hardship exemption an exhibit to this Form 10-Q. The exhibit is an appraisal by Robert C. Cantwell and Associates, dated September 1, 1998, of the Partnership's assets at Boiling Spring Lakes, North Carolina. A summary of the appraisal is set forth in Part I, Item 2:
                  "Management Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q.

         (b) The Partnership filed no reports on Form 8-K for the quarter ended September 30, 1998.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1998

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





                                    REEVES TELECOM LIMITED PARTNERSHIP


                                    By:     Grace Property Management Inc.
                                            General Partner


                                    By:     /s/ John S. Grace
                                            -----------------------------------
                                            John S. Grace
                                            President



Dated:  November 11, 1998