Form 10-K
period 1998-12-31
REEVES TELECOM LTD PARTNERSHIP
filed 1999-03-30
CIK 314741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM              TO
                                     ------------    ------------

COMMISSION FILE NUMBER: 110-9305
                        --------


                       REEVES TELECOM LIMITED PARTNERSHIP
                  (NAME CHANGED FROM REEVES TELECOM ASSOCIATES)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      SOUTH CAROLINA                                           57-0700063
---------------------------------                         --------------------
(STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

                       C/O GRACE PROPERTY MANAGEMENT, INC.
                        P.O. BOX 163, 55 BROOKVILLE ROAD
                            GLEN HEAD, NEW YORK 11545
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516) 686-2201
                                                    --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE ON
      -------------------                                 WHICH REGISTERED
                                                      ------------------------
              NONE                                              NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

      TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE ON
      -------------------                                 WHICH REGISTERED
                                                      ------------------------
      PARTNERSHIP UNITS                                         NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                                         YES [X]   NO [ ]

ON MARCH 16, 1999, THE REGISTRANT HAD OUTSTANDING 1,828,148 PARTNERSHIP UNITS. SEE ITEM 5. THERE IS NO ACTIVE MARKET FOR THE PARTNERSHIP UNITS. WITH REGARD TO RECENT SALES SEE ITEM 5. AS OF MARCH 16, 1999, NON-AFFILIATES HELD 1,187,803 PARTNERSHIP UNITS.

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

      Reeves Telecom Limited Partnership (the "Registrant" or the "Partnership") is a South Carolina Limited Partnership formed for the purpose of accepting certain assets and liabilities from its predecessor corporation, Reeves Telecom Corporation (the "Corporation"). The Corporation sold its principal assets during the twelve-month period ended May 15, 1980 and distributed cash and the limited partnership units of the Registrant to its former shareholders as a liquidation distribution. The partnership units were registered under the Securities Act of 1933 by the filing of a Registration Statement pursuant to Form S-14 (File No. 2-66452) which became effective April 8, 1980 and pursuant to which a Proxy Statement/Prospectus dated April 14, 1980 was mailed to all shareholders. Reference is made to said Registration Statement and said Proxy Statement/Prospectus for a description of the liquidation of the Corporation and the formation of the Registrant. The Registrant was initially organized October 25, 1979 but had only nominal assets and no liabilities until May 15, 1980. To reflect a change in South Carolina law, Registrant's name was changed from Reeves Telecom Associates to Reeves Telecom Limited Partnership on January 21, 1987.


SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of Management for future operation; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements may be contained in the Partnership's business description and in Management's Discussion and Analysis of Financial Condition and Results of Operations, among other places. Although the Partnership believes that the expectations reflected in any of its forward-looking statements will prove to be correct, actual results could differ materially from those projected or assumed in the Partnership's forward-looking statements. The Partnership's future financial condition and results, as well as any forward-looking statements, are subject to inherent risks and uncertainties that may include, but are not limited to, regional and national economic conditions, changes in consumer demand for real estate, changes in interest rates and the availability of credit to the Partnership and/or potential purchasers of real estate, changes in state and federal regulations relating to environmental and health matters, and, in connection with Fox Squirrel, weather conditions and changes in employee relations which may adversely affect the ability of the Partnership to maintain Fox Squirrel as desired.

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


NARRATIVE DESCRIPTION OF BUSINESS

      The principal asset of the Partnership is real estate for development located in Boiling Spring Lakes, in Brunswick County, North Carolina, where the Partnership also owns and operates a golf course and country club. The Partnership also owns a small amount of real estate for development at Pimlico Plantation, in Berkeley County, South Carolina (see Item 2, "Properties").

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

      Beginning in June 1993, Management has focused on the sale of individual lots and other means of generating revenue. The Partnership also became increasingly involved in the management and operation of the golf course and country club.

                              BOILING SPRING LAKES

   -  REAL ESTATE SALES

      Revenues during the last five fiscal years are as follows:

                                  No. of  Individual Lots Sold
                                  -----------------------------      Large            Total
                                    Improved      Unimproved        Parcels         Revenues
                                    --------      ----------        -------         --------
      Fiscal 1998                       1            52                0            $435,046
      Fiscal 1997                       2            55                0             411,609
      Fiscal 1996                       1            49                1             463,051
      Fiscal 1995                       0            37                0             209,055
      Transition Quarter                0             6                0              27,075
      Fiscal 1994                       0            37                0             314,548

      The Transition Quarter is the three-month period from October 1, 1994 to December 31, 1994 and reflects the change in the Partnership's fiscal year end from September 30 to December 31 (see Item 6, "Selected Financial Data"). Accordingly, the above figures, and the figures contained in all tables in this
Item 1, for Fiscal 1995, 1996, 1997 and 1998 are for the twelve months ended December 31 of each such year and the figures for Fiscal 1994 are for the twelve months ended September 30 of such year.

      In the foregoing table, an "individual" lot typically comprises about 1/4-acre, an "improved" lot is an individual lot on which the Partnership has started and, in some cases, completed, construction of a house intended for resale, and an "unimproved" lot is an individual lot on which a house may be built by the purchaser. In 1998, the Partnership sold one improved lot for approximately $117,300, which generated a profit of approximately $13,700. In 1997, the Partnership sold two improved lots; the first was sold for $115,000 and generated a profit of approximately $20,000, the second was sold for $128,000 shortly after construction of the house had commenced and generated a profit of approximately $17,100. Since the purchaser of the second improved lot, and not the Partnership, bore substantially all the construction cost of the house on the second improved lot, for financial reporting purposes, the Partnership's revenues reflect only the net proceeds received by the Partnership upon the sale of the second improved lot in 1997.


   -  FOX SQUIRREL COUNTRY CLUB

      The Registrant is the owner and operator of Fox Squirrel Country Club ("Fox Squirrel"), a semi-private golf course and country club. Fox Squirrel's 18-hole golf course serves, along with numerous recreational lakes and ponds, as the centerpiece of the Boiling Spring Lakes development.

      Prior to October 1993, Fox Squirrel was leased to an operator. Beginning in October 1993, the Partnership began operating Fox Squirrel and the operator became an employee of the Partnership, managing Fox Squirrel on behalf of the Partnership. In November 1995, the Partnership hired a new manager and golf pro of Fox Squirrel, replacing the former manager, who resigned. The new manager also leased the kitchen and dining area in the club house from the Partnership, which paid for certain improvements to the kitchen and dining area. Although the lease provided for the payment to the Partnership of monthly lease payments in varying amounts, the Partnership waived most lease payments to enable the dining service to become financially established. In February 1998, the manager of Fox Squirrel and the Partnership agreed to the termination of the manager's employment agreement and related agreement to lease the kitchen and dining area. The Partnership agreed, among other things, to purchase certain assets from, and assume certain liabilities of, the manager in exchange for cash consideration to the manager of $49,404. As a result of the foregoing, the Partnership became the operator of the dining service.

      Management views Fox Squirrel as being very important to the success of the development. Its attraction as a recreational facility to those who are considering purchasing or building a home in the region is believed to allow for more lot sales and a higher sales price per lot than would be the case in the absence of such a facility. As a consequence, Management currently expects to continue operating Fox Squirrel.

      The Partnership's revenue and operating income from Fox Squirrel for the last five fiscal years are as follows:

                                                        Operating
                                    Revenue            Income (Loss)
                                    -------            -------------
      Fiscal 1998                   $437,436            $(34,783)
      Fiscal 1997                    373,972              34,206
      Fiscal 1996                    358,580               8,126
      Fiscal 1995                    340,699              41,522
      Transition Quarter              68,189             (13,269)
      Fiscal 1994                    345,737              44,175

      As previously described, the Transition Quarter is the three-month period from October 1, 1994 to December 31, 1994 and reflects the change in the Partnership's fiscal year end from September 30 to December 31 beginning with Fiscal 1995.


   -  OTHER

      From time to time the Partnership generates revenue from sources other than real estate sales and Fox Squirrel, including, for example, the sale of timber and pine straw on certain unsold lots. While additional revenue from such sources continues to be sought as a means of supplementing revenue from lot sales, such activities were not a material source of revenue in Fiscal 1997 or 1998 due principally to the harvesting of seasoned timber performed in past years. The amount of revenue generated from the sale of timber and pine straw during the last five fiscal years is as follows:

                                   Revenue
                                   -------
      Fiscal 1998                  $   -0-
      Fiscal 1997                      694
      Fiscal 1996                   12,866
      Fiscal 1995                   35,920
      Transition Quarter            15,381
      Fiscal 1994                   91,611

      As previously described, the Transition Quarter is the three-month period from October 1, 1994 to December 31, 1994 and reflects the change in the Partnership's fiscal year end from September 30 to December 31 beginning with Fiscal 1995.

      Since the 1970's, health standards at Boiling Spring Lakes have become increasingly stringent regarding septic tanks and on-site sewage disposal. It is estimated that 70% to 75% of the property which would have complied with applicable rules and regulations a number of years ago no longer meets present day health standards. This has had a detrimental effect on the operations of the Partnership. In a few cases the problem could be cured by the use of drains, or by the scraping away of hard pan and adding fill dirt. In most instances, however, health departments have declared a majority of the areas as irremediable by ordinary measures. In such cases, the only solution would be to install area-wide sewer systems. While the Partnership does not have the resources to install a sewer system covering most or all of the entire development, a small multi-user system has been installed on certain lots zoned for commercial use. Depending upon the Partnership's financial resources, the market for real estate in and around Boiling Spring Lakes and economic conditions generally, among other factors, Management may consider installing similar multi-user systems in other areas of the development in the future but currently has no plans to do so.


                               PIMLICO PLANTATION

      Revenues during the last five fiscal years are as follows:

                                 Number of Lots           Revenues
                                 --------------           --------
      Fiscal 1998                    -0-                 $    -0-
      Fiscal 1997                    -0-                      -0-
      Fiscal 1996                    -0-                      -0-
      Fiscal 1995                    -0-                      -0-
      Transition Quarter             -0-                      -0-
      Fiscal 1994                     23                  202,075

      As previously described, the Transition Quarter is the three-month period from October 1, 1994 to December 31, 1994 and reflects the change in the Partnership's fiscal year end from September 30 to December 31 beginning with Fiscal 1995.

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

      Although played year-round, depending upon the climate and weather, golf is largely a warm weather sport. Accordingly, revenue at Fox Squirrel is generally highest in the period from March to September, inclusive. Revenue is generally lowest in the period from November to February, inclusive, when extensive seeding and course repair work is usually performed.


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

      Many real estate developments in the two markets in which the Partnership operates provide recreational facilities, such as a golf course, lakes and/or swimming pools, and tennis courts. In many cases, depending upon the financial resources of the particular developer, such facilities are more extensive and/or more varied than the Partnership's facilities, and the golf courses are, in several instances, the sites of professional championship tournaments. Lots associated with such facilities generally command higher sales prices than lots owned by the Partnership. Management believes that the Partnership can compete effectively against other real estate developers and golf course operators, many of whom are believed to have substantially greater resources than the Partnership, principally on the basis of price and, depending upon the amount of cash generated from lot sales, by making selective improvements to recreational facilities, including Fox Squirrel.


                           LIQUID ASSETS AND RESERVES

      As of December 31, 1998, the Partnership held $69,864 in cash. Current liabilities as of this date totaled $1,633,202.

      The Partnership Agreement obligates the General Partner to distribute Distributable Cash (as such term is defined in the Partnership Agreement). Distributable Cash excludes, among other items, reserves established for working capital, contingent liabilities, taxes, debt service, repairs, replacements, renewals, capital expenditures or other purposes consistent with the Partnership Agreement. Such reserves are used solely for calculating Distributable Cash and are not treated as deductions from income for accounting purposes. During the first quarter of Fiscal 1994, a reserve of $100,000 was established to fund certain capital expenditures, including, among others, construction of a new maintenance shed at the golf course and re-roofing of the Fox Squirrel club house. Also in 1994, the Partnership established a reserve of $20,000 to fund the initial portion of a regional marketing campaign, one aspect of which involves the construction of one or more model homes. In Fiscal 1995 a reserve of $250,000 was established to fund primarily certain capital improvements at Fox Squirrel. In Fiscal 1996, reserves totaling $200,000 were established to fund, principally, certain capital improvements at Fox Squirrel and certain capital projects within the development, including a multi-user septic system installed on eight lots zoned for commercial use. In each of Fiscal 1997 and 1998, reserves totaling $200,000 were established for substantially the same purposes.

      See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion of factors affecting liquidity.


ITEM 2.  PROPERTIES

BOILING SPRING LAKES

      Boiling Spring Lakes began as a 14,000-acre development which was commenced by the Corporation in 1962. Part of the tract is now within the City of Boiling Spring Lakes, which has approximately eighteen hundred residents. The city is in Brunswick County, 25 miles south of Wilmington, North Carolina, and 8 miles west of Southport, placing the city in the northern portion of the coastal corridor connecting Wilmington, North Carolina and Myrtle Beach, South Carolina.

      The Registrant presently owns the following real estate: (1) 159.9 acres comprising a surveyed 18-hole sprinklered golf course, club house and maintenance building, together known as Fox Squirrel; (2) 129 building lots located near the golf course which have been surveyed and platted and are suitable for building; (3) 194 acres surrounding the golf course which could be developed; (4) 3,225 surveyed and platted lots of which approximately 8% are suitable for building, 6% are conditionally suitable for building and the balance is unsuitable for building; (5) approximately 4,000 acres of wetlands and woodlands which have no development potential; and (6) a sales office.

      During 1988, the Partnership reduced the carrying value of the Boiling Spring Lakes property as a result of an appraisal obtained in December 1988 (see
Note 3 of financial statements). During 1993, 1995 and 1998, the Partnership received updated appraisals of the Boiling Spring Lakes property. Based upon the updated appraisals, no additional reduction to the carrying value was made.

      Management intends to emphasize the sale of individual lots at Boiling Spring Lakes, concentrating first on lots situated on existing paved roads. Depending upon the Partnership's financial resources, cost estimates, and projected sales prices, among other things, Management may undertake the development of additional sections of Boiling Spring Lakes.

      During 1995, the Partnership undertook certain improvements to Fox Squirrel, including paving of the 25,360 linear feet of cart paths. During 1996, the Partnership undertook substantial remodeling of the kitchen and dining area of the club house and made further improvements to the golf course. During 1997 and 1998, the Partnership made further improvements to the club house and golf course and, in 1998, the Partnership acquired from the former manager of Fox Squirrel certain fixtures in the club house. Depending upon the Partnership's financial resources, revenues from Fox Squirrel, and cost estimates, among other things, Management may undertake additional improvement projects at Fox Squirrel during Fiscal 1999.

      In December 1995, Management initiated a project involving the construction of a house on a lot owned by the Partnership and the immediate marketing of the house and lot for sale. In January 1996 the Partnership obtained from a local bank a line of credit of $85,000 to finance the construction of the house. The property was sold in June 1996 for approximately $113,000 and the outstanding borrowing under the line of credit was repaid at closing, resulting in a profit to the Partnership of approximately $19,400, greater than would have been the case if the lot had been sold unimproved. The project was continued in 1997 with a higher line of credit and the Partnership sold two improved lots during the year; the first was sold for $115,000 and generated a profit of approximately $20,000 after repayment of outstanding borrowing under the line of credit, the second was sold for $128,000 and generated a profit of approximately $17,100. Since construction of the house had barely commenced at the time of the sale of the last mentioned property, there was no outstanding borrowing under the line of credit at the time of sale and, for financial reporting purposes, the Partnership's revenues reflect only the net proceeds received by the Partnership upon the sale. In Fiscal 1998, the Partnership sold one improved lot for $117,300, generating a profit of approximately $13,700 after payment of construction-related debt and other expenses. Management may undertake similar projects during Fiscal 1999.

      In late 1996 the City of Boiling Spring Lakes granted its approval for the construction of 23 patio homes on 13 contiguous lots owned by the Partnership. Construction was delayed for nearly two years due to new state regulations, promulgated after the city granted its approval but before construction on the patio homes commenced, which required the Partnership to file storm water drainage plans with respect to the patio homes project. The storm water drainage plans were filed during 1997 and final approval was granted during 1998. Management is hopeful that construction of the first patio home may commence during the second or third quarter of Fiscal 1999. Management expects that, once construction begins, the Partnership will have one or two patio homes under construction at any given time, and that once a house is sold, construction will begin immediately on an additional house.


PIMLICO PLANTATION

      Following the exchange described in Item 1(c), "Narrative Description of
Business: Pimlico Plantation," the Registrant owns two lots, comprising an aggregate of approximately 3/4 acre, at this location in Berkeley County, near Charleston, South Carolina. Pimlico Plantation was developed by the Corporation and its predecessors. The Registrant believes that the lots have limited value.


ITEM 3.  LEGAL PROCEEDINGS

      The Partnership is not currently a party to any material pending legal proceedings. From time to time the Partnership has been and may become a party to ordinary routine litigation incidental to its business. Management believes that the potential liability to the Partnership from any of such proceedings is immaterial.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

      No matters were submitted to a vote of unit holders during Fiscal 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY MATTERS

      As of December 31, 1998 there were 1,934 recorded holders of partnership units, including 596 registered holders of an aggregate of 67,784 shares of Corporation common stock which have yet to be exchanged for partnership units. The total number of record holders is not substantially changed from December 31, 1997. The units are not registered on any exchange, and there is only a limited over-the-counter market for the units. It is not anticipated that there will ever be an active public market for the units.

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


                                                                                                          3 Mos            Year
                                                          Year Ended December 31,                          Ended          Ended
                                             --------------------------------------------------------      Dec. 31,       Sept. 30,
                                                 1998           1997           1996           1995           1994           1993
                                             -----------    -----------    -----------    -----------    -----------    -----------

    STATEMENT OF OPERATIONS DATA:
    Revenues:
       Property sales                        $   435,046    $   411,609    $   463,051    $   209,055    $    27,075    $   516,623
       Country Club revenue                      437,436        373,972        358,580        340,699         68,189        345,737
       Other revenue                               1,732          3,303          3,756          8,880            593          5,305
                                             -----------    -----------    -----------    -----------    -----------    -----------
       Total revenue                             874,214        788,884        825,387        558,634         95,857        867,665
    Expenses:
       Direct cost of property sold              148,013        113,611         40,201         95,992         13,900        184,450
       Direct cost of Country Club revenue        17,880            -0-            -0-            -0-            -0-            -0-
       SG&A of Country Club                      454,339        339,766        350,454        299,177         81,458        301,562
       SG&A                                      390,604        391,067        432,767        293,277         54,317        357,536
       Depreciation                               63,659         61,565         50,756         39,190          6,566         13,276
       Interest                                  135,634        112,526        225,200         14,627            -0-            691
                                             -----------    -----------    -----------    -----------    -----------    -----------
       Total expenses                          1,210,129      1,018,535      1,099,378        742,263        156,241        857,515
                                             -----------    -----------    -----------    -----------    -----------    -----------
    Operating income (loss)                     (335,915)      (229,651)      (273,991)      (183,629)       (60,384)        10,150

    Other income, net                                -0-            694         13,547         43,685         15,381         98,700
                                             -----------    -----------    -----------    -----------    -----------    -----------
    Net income (loss)                        $  (335,915)   $  (228,957)   $  (260,444)   $  (139,944)   $   (45,003)   $   108,850
                                             ===========    ===========    ===========    ===========    ===========    ===========

    Income (loss) per unit                   $     (0.18)   $     (0.13)   $     (0.14)   $     (0.08)   $      0.00    $      0.06


                                                                          At December 31,                                  At
                                         --------------------------------------------------------------------------      Sept. 30,
                                             1998              1997             1996           1995          1994          1993
                                         -----------       -----------       ----------      --------      --------      --------
    BALANCE SHEET DATA:
    Current assets                       $    82,032       $   148,131       $  133,919      $ 73,860      $137,549      $178,294
    Land held for sale and related
       buildings and equipment, net        1,025,256           911,197        1,037,678       910,183       811,073       790,566
    Other assets                                 -0-               -0-              -0-         1,201         4,204         4,704
    Total assets                           1,107,288         1,059,328        1,171,597       985,244       952,826       973,564
    Current liabilities                    1,633,202         1,235,189          997,568       531,467       523,628       499,312
    Long-term debt                            18,570            32,708          153,641       172,945         8,422         8,473
    Total liabilities                      1,651,772         1,267,897        1,151,209       704,412       532,050       507,785
    Partners' capital (deficit)             (544,484)         (208,569)          20,388       280,832       420,776       465,779


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


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

      For the 12 months ended December 31, 1998 and 1997, revenues from the sale of real estate were $435,046 and $411,609, respectively. Management attributes the increase in revenue principally to the recorded sales price for the improved lot sold in 1998 being higher than that for the improved lot sold in 1997. The number of unimproved lots sold in 1998 was 52, compared to 55 in 1997. The decrease in lots sold was offset by a higher average sales price per lot, which itself is due primarily to the relative mix of lots sold as to location and asking price.

      Revenue from Fox Squirrel for Fiscal 1998 and 1997 were $437,436 and $373,972, respectively. The principal reason for the increase is the inclusion in 1998's figure of revenue totaling $82,033 from the Pro Shop and dining service at Fox Squirrel, which have been operated by the Partnership since February 1998. Revenue from concessions and the dining service was $1,000 in 1997. Revenue from greens fees and cart rentals declined 12% due to lower number of rounds played by nonmembers, while dues from members increased 7%.

      Selling, general and administrative expenses for 1998, exclusive of those relating to Fox Squirrel, were $390,604, compared to $391,067 in 1997, for a change of less than 1%.

      Selling, general and administrative expenses at Fox Squirrel were $454,339 for 1998, compared to $339,766 for 1997. Management attributes the increase in expenses principally to the Partnership's operation of the Pro Shop and Dining Service at Fox Squirrel since February 1998. Maintenance-related expenditures were 13% lower than in 1997 in part due to weather conditions being more favorable in 1998 than the prior year, and in part to the recent replacement of certain aged equipment which required frequent and expensive repairs. Insurance expense increased substantially over 1997 due principally to the need for liability insurance following the Partnership's assuming operation of the dining service in 1998.

      Direct cost of property sold in 1998 was $148,013, compared to $113,611 in 1997. Management attributes the increase to higher costs associated with houses built for resale as to the relative mix of lots sold. Depreciation increased modestly as a result of capital expenditures made in 1997. Interest expense for 1998 was $135,634 compared to $112,526 for 1997. Management attributes the increase primarily to a higher average outstanding balance of indebtedness during 1998 to the General Partner and its president and affiliates. The general partner and its affiliates charge the Partnership interest on accrued but unpaid expenses outstanding.


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

      The Partnership finances construction of houses for sale on lots owned by the Partnership with construction loans obtained through a line of credit established with a local bank. From time to time, the bank will make payments to the contractor for work performed, increasing the amount of the construction loan and decreasing by the same amount the total available for future borrowing under the line of credit. Borrowing under the line of credit in respect of any house is repaid at closing of the sale. Under the terms of the line of credit, if the house is unsold at the time of its completion, interest will accrue for up to one year after the date of the first draw, after which time the construction loan converts to a fixed-rate loan. At any given time, the Partnership has had not more than one construction loan outstanding, with a maximum balance, including accrued interest, not exceeding $110,000, and has generally succeeded in selling the house and lot on which it stands prior to the completion of construction. In March 1999, the Partnership borrowed $120,000 from a local financial institution to finance the purchase of real estate intended for resale. Management expects that no additional bank financing will be incurred until one or both properties are sold. In 1999 and subsequent years, depending upon market conditions and other factors, the Partnership may have up to two loans outstanding at any given time and the maximum amount of any loan is not expected to exceed $120,000.

      During 1998, the Partnership used $247,980 of cash in operating activities, compared to $94,748 during 1997. The increase is primarily due to the Partnership's operation of the Pro Shop and dining service at Fox Squirrel beginning in February 1998.

      Cash used in investing activities was $199,213 in 1998, compared to $15,663 in 1997. The increase is attributable in part to assets acquired from the former manager of Fox Squirrel in 1998 and to the construction during 1998 of one house for resale which remained unsold at December 31, 1998.

      Cash provided by financing activities was $368,926, compared to $124,623 in 1997. The increase is attributable primarily to the timing of the Partnership's drawings upon the line of credit relating to construction loans and to higher accruals of expenses owed to the General Partner and its affiliates.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K," for response to this item.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      During 1998, the Partnership's auditors, Coopers & Lybrand L.L.P., merged with Price Waterhouse & Co. and the combined entity became known as PricewaterhouseCoopers LLP. There have been no changes in or disagreements between the Partnership and PricewaterhouseCoopers LLP on accounting and financial matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF GENERAL PARTNER

                                                       Period of Service as
                   Name                   Age        General Partner Commenced
     -------------------------------      ---        -------------------------
     Grace Property Management, Inc.      N/A        May 15, 1980

      Grace Property Management, Inc. is a Delaware corporation engaged in the business of real estate management. It is owed 50% by the Bank of Butterfield Executor & Trustee Company, as trustee for John S. Grace, and 50% by the Estate of Oliver R. Grace, Mr. Grace being a former director of Registrant's predecessor.


INDEMNIFICATION OF EXECUTIVE OFFICERS

      None


ITEM 11.  EXECUTIVE COMPENSATION

                 Name                         Capacity        General Partner's Fees
      -------------------------------     ---------------     ----------------------
      Grace Property Management, Inc.     General Partner           $ 150,000

      Except for a $25,000 payment in April 1990, the Partnership has not paid the General Partner its general partner's fee since January 1986, although they have been provided for in the accompanying financial statements. As of December 31, 1998, the fees accrued but not paid to Grace Property Management in respect of General Partner's fees totaled $756,000. The Registrant has no on-going plan or arrangement with respect to future remuneration to Grace Property Management other than to accrue interest (at an annual rate of 10%, compounded quarterly) on the unpaid balance due to Grace Property Management when cash flow is insufficient to pay General Partner's fees. As of December 31, 1998, the Registrant had a group life insurance plan in place covering all full-time employees of the Partnership located in Boiling Spring Lakes. The Registrant has no pension or profit sharing plan but does provide for incentive bonus compensation to certain managerial employees for meeting or exceeding predesignated budget targets. The Registrant has no options, warrants, or appreciation rights outstanding. No Management person is indebted to the Registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of December 31, 1998, the Partnership has 1,828,148 partnership units issued and outstanding. Information with respect to the principal holders of record known to the Partnership to beneficially own more than five (5%) percent of the outstanding voting securities is set forth below.

        Name and Address                   Amount and Nature            Percent of
      of Beneficial Owner               of Beneficial Ownership           Class
      --------------------------        -----------------------           -----
      Estate of Oliver R. Grace         421,680 units are owned           23.1%
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During 1995 the Partnership borrowed $200,000 from Mr. John S. Grace, president of the General Partner, in the form of a promissory note. The note, which fell due on June 1, 1998, bore interest at a rate equal to 6% over 12-month LIBOR (11.96875% for the period from January 1, 1998 to June 1, 1998 inclusive) and required quarterly interest payments. At June 1, 1998, $20,000 in principal remained unpaid. Pursuant to the terms of the promissory note, the interest rate on the unpaid balance increased to 9% over 12-month LIBOR (14.0625% at December 31, 1998). During 1998, the Partnership paid $3,275.35 in interest on such note and at various times during the year repaid $40,000 in principal. At December

-------------------

      (1) The Estate of Oliver R. Grace beneficially owns 421,680 units (including 39,950 units held in trusts of which the Estate of Oliver R. Grace is the trustee). In addition, other members of the family beneficially own an additional 218,665 units, which represents approximately 12.0% of the units issued and outstanding. The Estate of Oliver R. Grace disclaims beneficial ownership with respect to these additional units as well as the 39,950 units held in certain trusts.

31, 1998, $10,000 in principal and $351.56 in accrued interest remained unpaid. During 1997, the Partnership paid $11,400 in interest on such note and at various times throughout the year made pre-payments of principal totaling, in aggregate, $60,000.

      For fiscal years 1998, 1997 and 1996, the General Partners elected to charge the Partnership for services and office space. These charges include $15,000 in 1998, $10,000 in 1997 and $10,000 in 1996 for legal services and
$15,000 in each of 1998, 1997 and 1996 for rent on office space used by various members of the Partnership's management. The General Partners fees were $150,000 for each of 1998, 1997 and 1996 (see Item 11, "Executive Compensation"). In 1998, the General Partner and its affiliates charged the Partnership interest totaling $125,759, representing cumulative interest at an annual rate of 10%, compounded quarterly, on the unpaid balances owed them by the Partnership. In 1997, the amount of such interest was $96,767. In 1996 the General Partner and its affiliates charged the Partnership interest totaling $201,245, representing cumulative interest at an annual rate of 10%, compounded quarterly, on the unpaid balances owed them by the Partnership since 1993. Such interest included $71,208 with respect to 1996, $51,292 with respect to 1995, $10,863 with respect to the Transition Quarter, and $37,797 with respect to 1994. These charges have been included in selling, general and administrative expenses.

      Except for the preceding items, there were no transactions between Management (or the immediate families of Management) and the Registrant during the fiscal year ended December 31, 1998 or thereafter. Further, there were no other related party transactions and there existed no indebtedness to the Registrant from Management (or any member of the immediate family of Management.)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      The following documents are filed as part of this report:


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                                   Page
      The following financial information is contained within
      Exhibit 1, "Audited Financial Statements:"

      Report of Independent Accountants                            F-1

      Balance Sheets as of December 31, 1998 and 1997              F-2

      Statements of Operations for the years
      ended December 31, 1998, 1997 and 1996                       F-3

      Statements of Partners' Capital/(Deficit) for the
      years ended December 31, 1998, 1997 and 1996                 F-4

      Statements of Cash Flows for the years
      ended December 31, 1998, 1997 and 1996                       F-5

      Notes to Financial Statements                                F-6-13

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


REPORTS ON FORM 8-K

      No current reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1998.

INDEX TO EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      A complete listing of exhibits, including those incorporated by reference, follows. All other exhibits or financial statement schedules are not applicable.

                                LIST OF EXHIBITS

Exhibit No.                          Description of Exhibit                           Page
-----------                          ----------------------                           ----
      3.1*        The Limited Partnership Agreement of Reeves Telecom Associates
                  sets forth the rights of unit holders. It has been previously filed as Exhibit B to Amendment No.2 to Registrant's
                  Registration Statement on Form S-14 dated March 28, 1980
                  (Registration No.2-66452).

     16.1* Letter from KPMG Peat Marwick, L.L.P., the former independent accountant of Registrant, regarding its concurrence with the statements made by Registrant concerning the resignation or dismissal as Registrant's principal accountant. Such letter was filed as part of Form 8-K filed on May 8, 1997.

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

     99.4*        The Robert C. Cantwell IV, MAI appraisal of the Boiling Spring
                  Lakes property dated September 1, 1998, which was filed as a paper exhibit to the Form 10-Q for September 30, 1998 pursuant to a continuing hardship exemption as provided in Rule 202 of Regulation S-T.


 * Incorporated herein by reference.

** Included in the Partnership's electronic filing on EDGAR

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       REEVES TELECOM LIMITED PARTNERSHIP

Signatures                                Title                      Date

By:  Grace Property
Management, Inc.                    General Partner              March 31, 1999


By:    /s/ JOHN S. GRACE
      ---------------------------
      John S. Grace
      President

Reeves Telecom
Limited Partnership

Financial Statements
for the years ended
December 31, 1998, 1997, and 1996

Reeves Telecom Limited Partnership
Index

                                                                         Page(s)

Report of Independent Accountants                                           1

Financial Statements

     Balance Sheets as of December 31, 1998 and 1997                        2

     Statements of Operations for the years ended December 31,
        1998, 1997 and 1996                                                 3

     Statements of Partners' Capital/(Deficit) for the years ended
        December 31, 1998, 1997, and 1996                                   4

     Statements of Cash Flows for the years ended December 31,
        1998, 1997, and 1996                                                5

Notes to Financial Statements                                          6 - 13

                        Report of Independent Accountants

January 15, 1999

The Partners
Reeves Telecom Limited Partnership

In our opinion, the accompanying balance sheets and the related statements of operations, partners' capital/(deficit), and cash flows present fairly, in all material respects, the financial position of Reeves Telecom Limited Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Parthership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

/s/ PricewaterhouseCoopers LLP

Reeves Telecom Limited Partnership
Balance Sheets
December 31, 1998 and 1997
--------------------------------------------------------------------------------

                                                                              1998           1997
                                     Assets
Cash                                                                       $    69,864    $   148,131
Prepaid and other current assets                                                12,168             --
                                                                           -----------    -----------
             Total current assets                                               82,032        148,131

Land held for sale and related buildings and equipment, net                  1,025,256        911,197
                                                                           -----------    -----------

                                                                           $ 1,107,288    $ 1,059,328
                                                                           ===========    ===========

                        Liabilities and Partners' Deficit

Current liabilities:
   Accounts payable and accrued expenses                                   $    80,075    $    65,126
   Accrued expenses, affiliates                                              1,414,072      1,106,313
   Current maturities of long-term debt                                        139,055         63,750
                                                                           -----------    -----------
             Total current liabilities                                       1,633,202      1,235,189
                                                                           -----------    -----------

Long-term debt, less current maturities                                         18,570         32,708

Commitments and contingencies (see Notes 7 and 9)

Partners' deficit - issued and outstanding 1,828,148 units and 1,828,248
   at December 31, 1998 and 1997, respectively                                (544,484)      (208,569)
                                                                           -----------    -----------

                                                                           $ 1,107,288    $ 1,059,328
                                                                           ===========    ===========

   The accompanying notes are an integral part of these financial statements.

Reeves Telecom Limited Partnership
Statements of Operations
For the years ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                        1998           1997           1996
Revenues:
   Property sales                                    $   435,046    $   411,609    $   463,051
   Country club revenue                                  437,436        373,972        358,580
   Interest income and finance charges                     1,732          3,303          3,756
                                                     -----------    -----------    -----------
                                                         874,214        788,884        825,387
                                                     -----------    -----------    -----------

Expenses:
   Direct costs of property sold                         148,013        113,611         40,201
   Direct costs of country club revenue                   17,880             --             --
   Selling, general and administrative expenses of
      country club                                       454,339        339,766        350,454
   Selling, general and administrative expenses          390,604        391,067        432,767
   Depreciation                                           63,659         61,565         50,756
   Interest                                              135,634        112,526        225,200
                                                     -----------    -----------    -----------
                                                       1,210,129      1,018,535      1,099,378
                                                     -----------    -----------    -----------

      Operating loss                                    (335,915)      (229,651)      (273,991)

Other income:
   Timber sales                                               --            694         12,866
   Gain on disposal of fixed assets                           --             --            681
                                                     -----------    -----------    -----------
                                                              --            694         13,547
                                                     -----------    -----------    -----------

      Net loss                                       $  (335,915)   $  (228,957)   $  (260,444)
                                                     ===========    ===========    ===========

Loss per partnership unit                            $      (.18)   $      (.13)   $      (.14)
                                                     ===========    ===========    ===========

Weighted average partnership units outstanding         1,828,245      1,828,248      1,828,248
                                                     ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

Reeves Telecom Limited Partnership
Statements of Partners' Capital/(Deficit)
For the years ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                      1998         1997         1996

Partners' capital/(deficit) at beginning of year   $(208,569)   $  20,388    $ 280,832

Net loss                                            (335,915)    (228,957)    (260,444)
                                                   =========    =========    =========

Partners' capital/(deficit) at end of year         $(544,484)   $(208,569)   $  20,388
                                                   =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

Reeves Telecom Limited Partnership
Statements of Cash Flows
For the years ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

                                                            1998         1997         1996
Cash flows from operating activities:
   Net loss                                              $(335,915)   $(228,957)   $(260,444)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                        63,659       61,565       50,756
        Gain from disposal of fixed assets                      --           --         (681)
        Change in assets and liabilities:
          Prepaid and other assets                         (12,168)          --        1,201
          Property held for sale, net                       21,495       80,579       40,201
          Accounts payable and accrued expenses             14,949       (7,935)       4,128
                                                         ---------    ---------    ---------
             Net cash used in operating activities        (247,980)     (94,748)    (164,839)
                                                         ---------    ---------    ---------

Cash flows from investing activities:

   Acquisition of land improvements, buildings and
      equipment                                           (199,213)     (15,663)    (217,771)
                                                         ---------    ---------    ---------
             Net cash used in investing activities        (199,213)     (15,663)    (217,771)
                                                         ---------    ---------    ---------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                     --           --       66,666
   Repayment of long-term debt                             (50,833)     (71,165)     (76,223)
   Borrowings under line of credit                         229,273          515      167,650
   Repayments of line of credit                           (117,273)     (83,165)     (85,000)
   Increase in accrued expenses, affiliates                307,759      278,438      369,576
                                                         ---------    ---------    ---------
             Net cash provided by financing activities     368,926      124,623      442,669
                                                         ---------    ---------    ---------

Net increase (decrease) in cash                            (78,267)      14,212       60,059

Cash at beginning of year                                  148,131      133,919       73,860
                                                         ---------    ---------    ---------

Cash at end of year                                      $  69,864    $ 148,131    $ 133,919
                                                         =========    =========    =========

Supplemental information:
   Interest paid                                         $   9,062    $  17,009    $  23,955
                                                         =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

Reeves Telecom Limited Partnership
Notes to Financial Statements
--------------------------------------------------------------------------------

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

      Remaining assets relate primarily to land held for sale, and cash, generated primarily from the sale of timber, real estate and operation of a golf club (Note 3).

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

      The Partnership assesses the realizability of the carrying value of its land held for sale and related buildings and equipment whenever events or changes in circumstance indicate that an impairment

Reeves Telecom Limited Partnership
Notes to Financial Statements
--------------------------------------------------------------------------------

      may have occurred in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

      Advertising Costs

      Advertising costs of $30,042, $27,360 and $12,190 were expensed as incurred during the years ended December 31, 1998, 1997 and 1996, respectively.

3.    Land Held for Sale and Related Buildings and Equipment

      During September 1998, the Partnership obtained an appraisal of the Boiling Spring Lakes property. Based upon the appraisal, the valuation allowance established in previous years was considered adequate. Management believes that based upon the 1998 sales activities and the golf course operations, the valuation allowance continues to be adequate.

Reeves Telecom Limited Partnership
Notes to Financial Statements
--------------------------------------------------------------------------------

      A summary of land held for sale and related buildings and equipment at December 31, 1998 and 1997 is as follows:

                                                1998           1997
      Boiling Spring Lakes:
         Land held for sale                 $ 2,215,178    $ 2,247,763
         Other land and land improvements       404,373        392,612
         Buildings                              297,087        270,076
         Equipment                              323,303        284,876
         Residential house held for sale        117,455             --
                                            -----------    -----------
                                              3,357,396      3,195,327
                                            -----------    -----------

      Pimlico Plantation lots                       500            500
      Less:
         Accumulated depreciation              (461,108)      (398,007)
         Valuation allowance                 (1,871,532)    (1,886,623)
                                            -----------    -----------

                                            $ 1,025,256    $   911,197
                                            ===========    ===========

4.    Accrued Expenses, Affiliates

      A summary of accrued expenses, affiliates at December 31, 1998 and 1997 is as follows:

                                            1998         1997

      General partner fees               $  756,000   $  606,000
      Legal fees                            118,728      101,728
      Rent                                   78,904       63,904
      Interest                              423,772      298,013
      Brokerage commission                   30,000       30,000
      Fees to a former general partner        6,668        6,668
                                         ----------   ----------
                                         $1,414,072   $1,106,313
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

Reeves Telecom Limited Partnership
Notes to Financial Statements
--------------------------------------------------------------------------------

5.    Long-Term Debt

      Long-term debt at December 31, 1998 and 1997 consists of the following:

                                                                     1998       1997
Uncollateralized note payable, as defined below                    $ 10,000   $ 50,000
Borrowings outstanding under a revolving credit facility, as
   defined below                                                    112,000         --
8.57% note payable in monthly installments of $1,370,
   including interest, maturing in February 2001, collateralized by equipment with a net book value of  $27,161 and $39,943
   at December 31, 1998 and 1997, respectively                       35,625     46,458
                                                                   --------   --------
                                                                    157,625     96,458
Less current maturities                                             139,055     63,750
                                                                   --------   --------

                                                                   $ 18,570   $ 32,708
                                                                   ========   ========

      On June 1, 1995, the Partnership issued a $200,000 note payable to John S. Grace, an affiliate of the General Partner, with interest payable at the 12 month LIBOR rate (5.2% and 6.0% at December 31, 1998 and 1997, respectively), plus 6%. The note matured on June 1, 1998. Subsequent to June 1, 1998, the Partnership has been charged additional default interest at a rate of 3%. The remaining principal balance at December 31, 1998 is $10,000.

      Periodically, the Partnership enters into non-revolving credit facilities requiring interest only payments at the lenders prime rate plus .5% (8.25% and 9.0% at December 31, 1998 and 1997, respectively). These agreements are collateralized by building lots in Boiling Springs Lakes.

      Principal maturities of long-term debt for the years subsequent to December 31, 1998 are as follows:

            1999                                            $139,055
            2000                                              17,137
            2001                                               1,433
                                                            --------
                                                            $157,625
                                                            ========

Reeves Telecom Limited Partnership
Notes to Financial Statements
--------------------------------------------------------------------------------

6.    Related Party Transactions

      The General Partners charged the Partnership for services and office space for the years ended December 31, 1998, 1997 and 1996 as follows:

                                          1998         1997         1996
      General Partner fees              $150,000     $150,000     $150,000
      Legal fees                          17,000       10,000       10,000
      Office space                        15,000       15,000       15,000
      Interest                           125,759       96,769      201,245
                                        --------     --------     --------
                                        $307,759     $271,769     $376,245
                                        ========     ========     ========

7.    Litigation

      In the past, litigation has been filed against the Partnership claiming breach of contract because lots guaranteed in the sales contract as being "high, dry and suitable for building" will not pass current county health department requirements regarding the installation of septic tanks and on-site sewage disposal systems. Management contends this language does not constitute a guarantee of soil conditions for sewer purposes and that even if it did, installation and use of septic tanks on these lots would have been permitted under county regulations in effect prior to August 1976 and that it had no way of knowing that stricter regulations would later be enacted. In the event litigation is filed which results in an unfavorable ruling, possible remedies could include: refunding the purchase price of the lots; building nitrification fields with fill dirt that would allow installation of sewage disposal systems on the lots; providing the litigants with lots that will pass current county health department requirements; and paying monetary damages. If mandated, the cost of such remedial action in the aggregate could be substantial. No provision for this contingent liability has been made in the accompanying financial statements; however, at December 31, 1998 no suits or claims are pending against the Partnership related to this matter.

8.    Income Taxes

      Results of operations of the Partnership are taxable to the partners and no recognition of Federal and state income tax is included in the financial statements.

9.    Leases

      The Company leases certain office and golf course equipment under operating leases. The minimum lease payments under operating leases for the years subsequent to December 31, 1998 are as follows:

            1999                                             $40,229
            2000                                              19,820
            2001                                               9,720
            2002                                               4,860
                                                             -------
                                                             $74,629
                                                             =======

Reeves Telecom Limited Partnership
Notes to Financial Statements
--------------------------------------------------------------------------------

      Equipment rental and lease expense for the years ending December 31, 1998, 1997 and 1996 was $35,854, $31,984 and $28,145, respectively.

10.   Fair Value of Financial Instruments

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

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

      Long-Term Debt

      The fair value of long term debt has been estimated by discounting the future cash flows using the current rates offered for debt issues with similar characteristics. The carrying amount of long-term debt approximates fair value at December 31, 1998 and 1997.

11.   Business Segment Data

      The following disclosure is made in accordance with the requirements of Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods. It also requires disclosure of certain information about the Company's products and services, the geographic areas in which the Company operates and its major customers. The adoption of this pronouncement has resulted in a revision of the Company's operating segments footnote disclosures, but did not have an impact on the financial statements.

      The Partnership operates two business segments: property sales and a country club. Revenues and direct cost are separately stated in the financial statements. All revenues during the years ended December 31, 1998, 1997 and 1996 for both segments have been generated in the state of North Carolina. Operating loss, net loss, depreciation, identifiable assets and capital expenditures by business segment are summarized as follows:

Reeves Telecom Limited Partnership
Notes to Financial Statements
--------------------------------------------------------------------------------

                                   As of and for Year Ended December 31,

                                    1998           1997           1996
      Operating loss:
          Property sales        $  (173,784)   $  (150,944)   $  (129,771)
          Country Club             (162,131)       (78,707)      (144,220)
                                -----------    -----------    -----------
               Total            $  (335,915)   $  (229,651)   $  (273,991)
                                ===========    ===========    ===========

      Net loss:
          Property sales        $  (173,784)   $  (150,250)   $  (116,224)
          Country Club             (162,131)       (78,707)      (144,220)
                                -----------    -----------    -----------
               Total            $  (335,915)   $  (228,957)   $  (260,444)
                                ===========    ===========    ===========

      Depreciation:
          Property sales        $     3,262    $     3,262    $     9,132
          Country Club               60,397         58,303         41,624
                                -----------    -----------    -----------
               Total            $    63,659    $    61,565    $    50,756
                                ===========    ===========    ===========

      Identifiable assets:
          Property sales        $   533,518    $   491,818    $   641,965
          Country Club              573,770        567,510        529,632
                                -----------    -----------    -----------
               Total            $ 1,107,288    $ 1,059,328    $ 1,171,597
                                ===========    ===========    ===========

      Capital expenditures:
          Property sales        $    73,557    $        --    $   184,010
          Country Club              125,656         15,663         33,761
                                -----------    -----------    -----------
               Total            $   199,213    $    15,663    $   217,771
                                ===========    ===========    ===========

12.   Liquidity and Going Concern Issues

      Cash generated from Fox Squirrel Country Club and individual lot sales may not be sufficient to meet future operating costs, debt service and other cash requirements. Operating cash flows have been negative in each of the years ended December 31, 1998, 1997 and 1996. Further, at December 31, 1998, the current liabilities of the Partnership exceeded its current assets by $1,551,170. The partners' deficit at December 31, 1998 is $544,484. No reasonable offer has been received for the assets of the Partnership due principally to the fact that the majority of the land is wetland and that most of the unsold plotted lots do not satisfy current county health standards regarding the installation of septic tanks and on-site sewage disposal systems. If the Partnership's cash flow is less than management's expectations, capital programs presently planned may be either postponed, scaled back, or eliminated, and certain operating expenditures may be either deferred or, in the case of payments to affiliates of the General Partner, accrued. Despite such contingency plans by management, the above mentioned factors indicate that the Partnership may be unable to continue in existence while attempting to complete the sale and liquidation of the Partnership's remaining assets. The financial statements have been prepared

Reeves Telecom Limited Partnership
Notes to Financial Statements
--------------------------------------------------------------------------------

      assuming the Partnership will continue as a going concern. The Partnership's recurring losses from operations and liquidity position raise substantial doubt about the entity's ability to continue while attempting to sell the remaining assets of the Partnership.

      The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result should the Partnership be unable to continue in existence.

                      PricewaterhouseCoopers Letterhead




REPORT OF INDEPENDENT ACCOUNTANTS ON SUPPLEMENTAL
SCHEDULES



January 15, 1999

The Partners
Reeves Telecom Limited Partnership

Our report on the financial statements of Reeves Telecom Limited Partnership is included on page F-1 of this form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 20 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



/s/ PricewaterhouseCoopers LLP

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                 Additions
                                             Balance at          Charged to                         Changes              Balance at
                                             Beginning           Costs and                            Add                 At End
           Description                       of Period            Expenses      Deductions          (Deduct)             of Period
           -----------                       ---------            --------      ----------          --------             ---------
    For year ended Dec. 31, 1998
       RE valuation allowance                $1,886,624             $ -0-         $15,090             $ -0-             $1,871,534

    For year ended Dec. 31, 1997
       RE valuation allowance                 1,902,644               -0-          16,020               -0-              1,886,624

    For year ended Dec. 31, 1996
       RE valuation allowance                 1,902,644               -0-             -0-               -0-              1,902,644

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION





                                                                           Capitalized             Amounts
                                                     Initial                Subsequent             Carried
                                  Encum-             Cost to                    to                 at End               Accumulated
      Description                brances           Partnership              Acquisition           of Period            Depreciation
      -----------                -------           -----------              -----------           ---------            ------------
Boiling Spring Lakes, NC
Building lots and land
Year ended 12/31/98
   Beginning of period             -0-              2,173,945                  73,818              2,247,763                -0-
   Improvements                    -0-                   --                     3,999                  3,999                -0-
   Cost of land sold               -0-                (36,584)                    -0-                (36,584)               -0-
                                  ----            -----------                 -------             ----------               ----
   End of period                   -0-              2,137,361                  77,817              2,215,178                -0-

Pimlico Plantation, SC
Building lots and land
Year ended 12/31/98
   Beginning of period             -0-                    500                     -0-                    500                -0-
   Improvements                    -0-                    -0-                     -0-                    -0-                -0-
   Cost of land sold               -0-                    -0-                     -0-                    -0-                -0-
                                  ----            -----------                 -------             ----------               ----
   End of period                   -0-                    500                     -0-                    500                -0-

TOTAL AT 12/31/98                 $-0-            $ 2,137,861                 $77,817             $2,215,678               $-0-
                                  ====            ===========                 =======             ==========               ====



                                                                             Life
                                                                             Upon
                                                                            Which
                                                                          Depreciation
                                                                           in Latest
                                                                             Income
                                     Net               Date of            Statement is
      Description                 Book Value         Acquisition           Computed
      -----------                 ----------         -----------           --------
Boiling Spring Lakes, NC
Building lots and land
Year ended 12/31/98
   Beginning of period             2,247,763           May 1990               N/A
   Improvements                        3,999         April 1998               N/A
   Cost of land sold                 (36,584)              --                 N/A
                                  ----------
   End of period                   2,215,178               --                 N/A

Pimlico Plantation, SC
Building lots and land
Year ended 12/31/98
   Beginning of period                   500           May 1980               N/A
   Improvements                          -0-           May 1980               N/A
   Cost of land sold                     -0-               --                 N/A
                                  ----------
   End of period                         500               --                 N/A
                                  ==========

TOTAL AT 12/31/98                 $2,215,678