Form 10-Q
period 1999-03-31
REEVES TELECOM LTD PARTNERSHIP
filed 1999-05-17
CIK 314741

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1999

                             Commission File #0-9305

                       REEVES TELECOM LIMITED PARTNERSHIP

                  (name changed from Reeves Telecom Associates)
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

    South Carolina                                        57-0700063
------------------------                          ---------------------------
(State of Incorporation)                         (I.R.S. Employer I.D. Number)

c/o Grace Property Management Inc.
P. O. Box 163
55 Brookville Road
Glen Head, New York                                       11545
-----------------------------------                     ---------
(Address of General Partner)                            (Zip Code)

                                 (516) 686-2201
               --------------------------------------------------
               (Registrants telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X) No ( )

                          PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  BALANCE SHEET

                                                      March 31,              December 31,
                                                        1999                    1998
                                                     (UNAUDITED)              (AUDITED)
                                                     -----------              ---------
         Assets
         ------
Current Assets:
         Cash and cash equivalents                   $    97,622             $    69,864
         Inventory                                         3,233                   5,759
         Prepaid and other current assets                     --                   6,409
                                                     -----------             -----------
                                                         100,855                  82,032

Land held for development or sale
 and related buildings and
  equipment, net                                       1,002,522               1,025,256
                                                     -----------             -----------


         Total Assets                                $ 1,103,377             $ 1,107,288
                                                     ===========             ===========

Liabilities and Partners' Capital
---------------------------------
Current Liabilities:
         Accounts payable and
          accrued expenses                           $ 1,540,596             $ 1,494,147
         Notes payable - Current
          portion                                        136,229                 139,055
                                                     -----------             -----------
                                                       1,676,825               1,633,202

Notes payable - Non-Current
 portion                                                  18,024                  18,570
                                                     -----------             -----------

         Total Liabilities                             1,694,849               1,651,772

Partners' capital                                       (591,472)               (544,484)
                                                     -----------             -----------
         Total Liabilities and
         Partners' Capital                           $ 1,103,377             $ 1,107,288
                                                     ===========             ===========

                       REEVES TELECOM LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNERS' CAPITAL

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                            1999                  1998
                                                            ----                  ----
Operating revenues:
    Property sales                                       $  146,778             $   91,966
    Country Club revenue                                     91,903                 99,659
    Interest income                                             156                    548
    Other income and sale of timber                              31                     --
                                                         -----------            -----------

                                                            238,868                192,173
                                                         -----------            -----------
Operating Costs and Expenses:
    Direct costs of property sold                            13,185                 15,318
    Selling, general and administrative
     expenses of Country Club                                97,599                 92,567
    Selling, general and administrative
     expenses                                               119,952                 87,603
    Depreciation                                             17,593                 16,236
    Interest                                                 37,527                 30,136
                                                         -----------            -----------

                                                            285,856                241,860
                                                         -----------            -----------

Net Income or (Loss)                                       ( 46,988)             (  49,687)
Partners' capital at beginning
 of period                                                ( 544,484)             ( 208,569)
                                                         -----------            -----------

Partners' capital at end of period                       $( 591,472)            $( 258,256)
                                                         ===========            ===========

Income or (Loss) per partnership unit                    $   ( 0.03)            $   ( 0.03)
                                                         ===========            ===========

Weighted average partnership units
    issued and outstanding                                1,828,148              1,828,248

                       REEVES TELECOM LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                              1999                  1998
                                                              ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                               $ (46,988)            $ (49,687)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
           Depreciation                                       17,593                16,236
           Change in assets and liabilities:
               Decrease (Increase) in inventory                2,526               (16,572)
               Decrease in other current assets                6,409                    --
               Decrease in Land held for
                development or sale                           17,185                15,318
               Increase in accounts payable
                and accrued expenses                          46,449                37,679
                                                           ----------            ----------

    Net cash used in operating activities                     43,174                 2,974
                                                           ----------            ----------


CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of land improvements,
        buildings and equipment                            $ (12,044)            $ (31,194)
                                                           ----------            ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
    (Decrease in notes payable)                            $  (3,372)            $ (14,110)
                                                           ----------            ----------

    Net cash provided by financing
        activities                                            (3,372)              (14,110)
                                                           ----------            ----------


NET INCREASE (DECREASE) IN CASH                            $  27,758             $ (42,330)

CASH BALANCE - BEGINNING                                      69,864               148,131
                                                           ----------            ----------

CASH BALANCE - ENDING                                      $  97,622             $ 105,801
                                                           ==========            ==========

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 1999
                                   (Unaudited)

ITEM 2.        Management Discussion and Analysis of Financial
               Condition and Results of Operations.

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 30, 1999.

               Certain amounts in the income statement for the interim period ended March 31, 1998 have been restated to conform with the presentation of the results for the interim period ended March 31, 1999. There is no change in the net loss recorded for the interim period ended March 31, 1998 as a result of such restatements.

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

               For the three months ended March 31, 1999 and 1998, revenue from land sales was $146,778 and $91,966, respectively. The Partnership sold 19 small undeveloped lots during the first quarter of 1999, compared to 17 such lots sold during the first quarter of 1998. In addition, the Partnership sold 2 commercial lots and 1 small commercial lot during the latest quarter, whereas no such sales were recorded during the same

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 1999
                                   (Unaudited)

               period last year. Management attributes the increase in revenue to the sale of the commercial lots during the first quarter of 1999.

               Revenue at Fox Squirrel Country Club during the first three months of 1999 was $91,903 compared to $99,659 for the prior year period. Dining Service revenue during 1999 was approximately 35% higher than last year. Management attributes the increase principally to the inclusion of a full three months of operations during the first quarter of 1999, whereas last year's first quarter revenue reflected approximately two months of operations, due to the fact that the Partnership took over operating the Dining Service in February 1998. Revenue from greens fees and cart rental combined was 10% lower than last year, reflecting a 10% decline in non-member rounds. Dues collected during 1999 were lower than in 1998, reflecting principally a slightly smaller club membership. Revenues from the Pro Shop fell 65% compared to the prior year period. The decline, which was expected by Management, is due principally to a change in the mix of merchandise sold by the Pro Shop. During the first quarter of last year, merchandise sold included golf shoes, golf bags and golf clubs acquired from the former manager of Fox Squirrel following the termination of the manager's employment agreement in February 1998. At that time, the continued sale of such relatively high-priced items was discontinued by the Pro Shop, a result of which is lower revenues from the sale of merchandise as well as lower cost of goods sold in 1999 compared to 1998.

               Direct cost of land sold was $13,185 and $15,318 for the periods ending March 31, 1999 and March 31, 1998, respectively. The decrease is due principally to the Partnership's carrying value of the small individual lots sold, which differs depending upon, among other factors, suitability for septic system installation. The Partnership sold 11 suitable lots during the first quarter of 1999 and 15 suitable lots in the same period one year ago.

               Selling, general and administrative expenses of Fox Squirrel were $97,599 and $92,567 for the periods ending March 31, 1999 and March 31, 1998, respectively. Management attributes the increase substantially to the cost of operating the Dining Service and Pro Shop for a full three months during 1999, compared to approximately two months during the same period last year.

               To provide funds for working capital and other purposes, on June 1, 1995 the Partnership borrowed $200,000 from the president of the General Partner, payable in full on June 1, 1998. The promissory note issued bears interest at a rate equal to 6% above 12-month LIBOR, requires interest to be paid quarterly commencing September 1, 1995, and allows for prepayment without penalty. The promissory note is secured by a mortgage on Fox Squirrel Country Club. As of March 31, 1999, $190,000 of the principal has been repaid, leaving an outstanding balance of $10,000. Pursuant to the terms of the promissory note, the Partnership

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 1999
                                   (Unaudited)

               will be charged interest on the remaining balance at an annual rate equal to three percent (3%) above the rate provided for in the promissory note, or 14.0984% as of January 1, 1999. At March 31, 1999, $704.02 of interest due under the note was accrued and unpaid, and $10,000 of principal remained outstanding.

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

ITEM 6.    Exhibits and Reports on Form 8-K

        The Partnership filed no reports on Form 8-K for the quarter ended March 31, 1999.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 1999

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

                                  REEVES TELECOM LIMITED PARTNERSHIP

                                  By:      Grace Property Management Inc.
                                           General Partner

                                  By:      /s/ JOHN S. GRACE
                                           ------------------------------------
                                           John S. Grace
                                           President

Dated: May 14, 1999