Form 10-Q
period 1999-06-30
REEVES TELECOM LTD PARTNERSHIP
filed 1999-08-13
CIK 314741

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1999

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
(Address of General Partner)                              (Zip Code)

                                 (516) 686-2201
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X) No ( )

                          PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  BALANCE SHEET



                                                        June 30,           December 31,
                                                          1999                 1998
                                                       (UNAUDITED)          (AUDITED)
                                                       -----------          ---------
         Assets

Current Assets:

         Cash and cash equivalents                     $   134,867         $    69,864
         Inventory                                           4,062               5,759
         Prepaid and other current assets                       --               6,409
                                                       -----------         -----------
                                                           138,929              82,032

Land held for development or sale
 and related buildings and
  equipment, net                                           982,716           1,025,256
                                                       -----------         -----------


         Total Assets                                  $ 1,121,645         $ 1,107,288
                                                       ===========         ===========


Liabilities and Partners' Capital

Current Liabilities:
         Accounts payable and
          accrued expenses                             $ 1,622,956         $ 1,494,147
         Notes payable - Current
          portion                                          144,536             139,055
                                                       -----------         -----------
                                                         1,767,492           1,633,202

Notes payable - Non-Current
 portion                                                    14,273              18,570
                                                       -----------         -----------

         Total Liabilities                               1,781,765           1,651,772

Partners' capital                                         (660,120)           (544,484)
                                                       -----------         -----------
         Total Liabilities and
         Partners' Capital                             $ 1,121,645         $ 1,107,288
                                                       ===========         ===========

                       REEVES TELECOM LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNERS' CAPITAL

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)



                                                  1999                  1998
                                                  ----                  ----
Operating revenues:
    Property sales                             $   364,982         $   288,467
    Country Club revenue                           204,596             227,136
    Interest income                                    664               1,026
    Other income and sale of timber                     57                  --
                                               -----------         -----------
                                                   570,299             516,629
                                               -----------         -----------

Operating Costs and Expenses:
    Direct costs of property sold                  140,412             144,105
    Selling, general and administrative
     expenses of Country Club                      191,474             208,128
    Selling, general and administrative
     expenses                                      241,845             202,309
    Depreciation                                    35,041              33,027
    Interest                                        77,163              61,252
                                               -----------         -----------

                                                   685,935             648,821
                                               -----------         -----------


Net Income or (Loss)                              (115,636)           (132,192)

Partners' capital at beginning
 of period                                        (544,484)           (208,569)
                                               -----------         -----------

Partners' capital at end of period             $  (660,120)        $  (340,761)
                                               ===========         ===========

Income or (Loss) per partnership unit            $ ( 0.06)         $     (0.07)
                                               ===========         ===========

Weighted average partnership units
    issued and outstanding                       1,828,148           1,828,248

                       REEVES TELECOM LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNERS' CAPITAL

                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)



                                                          1999                 1998
                                                          ----                 ----
Operating revenues:
    Property sales                                     $   218,204         $   196,501
    Country Club revenue                                   112,693             136,153
    Interest income                                            508                 478
    Other income and sale of timber                             26                  --
                                                       -----------         -----------

                                                           331,431             333,132
                                                       -----------         -----------

Operating Costs and Expenses:
    Direct costs of property sold                          127,227             128,787
    Selling, general and administrative
     expenses of Country Club                               93,875             125,264
    Selling, general and administrative
     expenses                                              121,893             113,679
    Depreciation                                            17,448              16,791
    Interest                                                39,636              31,116
                                                       -----------         -----------

                                                           400,079             415,637
                                                       -----------         -----------


Net Income or (Loss)                                       (68,648)            (82,505)

Partners' capital at beginning
 of period                                                (591,472)           (258,256)
                                                       -----------         -----------

Partners' capital at end of period                     $  (660,120)        $  (340,761)
                                                       ===========         ===========


Income or (Loss) per partnership unit                  $     (0.04)        $     (0.04)
                                                       ===========         ===========

Weighted average partnership units
    issued and outstanding                               1,828,148           1,828,248

                       REEVES TELECOM LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                               1999              1998
                                                               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net (Loss)                                              $(115,636)        $(132,192)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
           Depreciation                                        35,041            33,027
           Change in assets and liabilities:
               Decrease (Increase) in inventory                 1,697           (13,147)
               Decrease in other current assets                 6,409                --
               Decrease in Land held for
                development or sale                            20,271            25,737
               Increase in accounts payable
                and accrued expenses                          128,809           129,718
                                                            ---------         ---------
    Net cash used in operating activities                      76,591            43,143
                                                            ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of land improvements,
        buildings and equipment                             $(132,401)        $(174,002)
    Disposition of developed property                         119,629                --
                                                            ---------         ---------
    Net cash used in investing activities                     (12,772)         (174,002)
                                                            ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Increase (Decrease) in notes payable                    $  (6,816)        $ (38,221)
    Borrowing (Repayment) under line of credit               (112,000)          112,000
    Increase in mortgage payable                              120,000                --
                                                            ---------         ---------
    Net cash provided by financing
        activities                                              1,184            73,779
                                                            ---------         ---------
NET INCREASE (DECREASE) IN CASH                             $  65,003         $ (57,080)

CASH BALANCE - BEGINNING                                       69,864           148,131
                                                            ---------         ---------
CASH BALANCE - ENDING                                       $ 134,867         $  91,051
                                                            =========         =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                           1999              1998
                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss)                                         $ (68,648)        $ (82,505)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
           Depreciation                                   17,448            16,791
           Change in assets and liabilities:
               Decrease (Increase) in inventory             (829)            3,425
               Decrease in other current assets               --                --
               Decrease in Land held for
                development or sale                        7,086            10,419
               Increase in accounts payable
                and accrued expenses                      82,360            92,039
                                                       ---------         ---------
    Net cash used in operating activities                 37,417            40,169
                                                       ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of land improvements,
        buildings and equipment                        $(124,357)        $ (84,323)
    Disposition of developed property                    119,629                --
                                                       ---------         ---------
    Net cash used in investing activities                 (4,728)          (84,323)
                                                       ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Increase (Decrease) in notes payable               $  (3,444)        $ (24,111)
    Borrowing (Repayment) under line of credit          (112,000)           53,515
    Increase in mortgage payable                         120,000                --
                                                       ---------         ---------
    Net cash provided by financing
        activities                                         4,556            29,404
                                                       ---------         ---------

NET INCREASE (DECREASE) IN CASH                        $  37,245         $ (14,750)

CASH BALANCE - BEGINNING                                  97,622           105,801
                                                       ---------         ---------

CASH BALANCE - ENDING                                  $ 134,867         $  91,051
                                                       =========         =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 1999
                                   (Unaudited)


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 30, 1999.

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

         For the six months ended June 30, 1999 and 1998, revenue from property sales was $364,982 and $288,467, respectively. The Partnership sold 38 small undeveloped lots during the first half of 1999, as well as 2 commercial lots and one small commercial lot. By comparison, during the first six months of 1998, the Partnership sold 25 small undeveloped lots and no commercial lots. In addition, the Partnership sold one developed lot during the first half of 1999 for $138,000, compared to one such lot sold during the same period last year for $131,000. As used above, a "developed" lot is one on which the Partnership has built a house with the intent of selling both the house and the lot to generate a profit exceeding that which the Partnership would earn had it sold only the undeveloped lot. The Partnership generally has had not more than two

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 1999
                                   (Unaudited)


         developed lots available for sale at any time. Management attributes the increase in revenues to the sale of the commercial lots as well as to the greater number of undeveloped lots sold during 1999 than last year, which, in turn, is due principally to a stronger regional real estate market than in the same period of 1998.

         Country club revenue for the first half of 1999 was $204,596, compared to $227,136 for the same period last year. Greens fees and cart rental revenue combined fell approximately 5% from last year, reflecting a decline in non-member rounds played. Management attributes the decline principally to the unusually warm Spring in the Northeast, which reduced the number of golfers from the Northeast visiting the Myrtle Beach, SC - Wilmington, NC corridor. Revenue from dues fell approximately 18%, reflecting, in part, a slightly reduced membership and, in part, the timing of collections. Revenue from the Pro Shop declined approximately 50% from last year. Management expected the decline following the discontinuance of most "large ticket" golf merchandise, such as golf bags and golf clubs.

         Direct cost of property sold for the six months ended June 30, 1999 and 1998 was $140,412 and $144,106 respectively.

         Selling, general and administrative expenses were $241,845 and $202,309 for the first six months of 1999 and 1998, respectively. The increase is due principally to higher costs associated with litigation during 1999 than during 1998.

         Selling, general and administrative expenses at Fox Squirrel Country Club were $191,474 for the six months ending June 30, 1999, compared to $208,128 for the same period in 1998. Decrease in wages and payroll taxes were partially offset by increases in expenses relating to equipment rental and maintenance.

         To provide funds for working capital and other purposes, on June 1, 1995 the Partnership borrowed $200,000 from the president of the General Partner, payable in full on June 1, 1998. The promissory note issued bears interest at a rate equal to 6% above 12-month LIBOR, requires interest to be paid quarterly commencing September 1, 1995, and allows for prepayment without penalty. The promissory note is secured by a mortgage on Fox Squirrel Country Club. At June 30, 1999, interest totaling $1,077.87 remained accrued and unpaid, and the outstanding principal was $10,000.00. All of such amounts were paid in July 1999.

         Although Management continues to seek a buyer for all or a substantial portion of the Partnership's assets, in view of the failure of past efforts to effect such a bulk sale, there can be no assurance that Management's efforts in this regard can be achieved on terms favorable to the Partnership. Accordingly, the Partnership's real estate activities remain focused on selling individual lots and smaller parcels of real estate.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 1999
                                   (Unaudited)


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



ITEM 6.  Exhibits and Reports on Form 8-K

         The Partnership filed no reports on Form 8-K for the quarter ended June 30, 1999.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 1999

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



Dated: August 13, 1999