Form 10-Q
period 1999-09-30
REEVES TELECOM LTD PARTNERSHIP
filed 1999-11-12
CIK 314741

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1999

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

                                 (516) 686-2201
                -------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X) No ( )

                          PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  BALANCE SHEET

                                                September 30,        December 31,
                                                     1999                1998
                                                 (UNAUDITED)          (AUDITED)
                                                 -----------         -----------
         Assets

Current Assets:

         Cash and cash equivalents               $   136,601         $    69,864
         Inventory                                     4,092               5,759
         Prepaid and other current assets              2,900               6,409
                                                 -----------         -----------
                                                     143,593              82,032

Land held for development or sale
 and related buildings and
  equipment, net                                     965,348           1,025,256
                                                 -----------         -----------


         Total Assets                            $ 1,108,941         $ 1,107,288
                                                 ===========         ===========


Liabilities and Partners' Capital

Current Liabilities:
         Accounts payable and
          accrued expenses                       $ 1,723,780         $ 1,494,147
         Notes payable - Current
          portion                                    134,849             139,055
                                                 -----------         -----------
                                                   1,858,629           1,633,202

Notes payable - Non-Current
 portion                                              10,442              18,570
                                                 -----------         -----------

         Total Liabilities                         1,869,071           1,651,772

Partners' capital                                   (760,130)           (544,484)
                                                 -----------         -----------
         Total Liabilities and
         Partners' Capital                       $ 1,108,941         $ 1,107,288
                                                 ===========         ===========

                       REEVES TELECOM LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNERS' CAPITAL

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                   1999                1998
                                               -----------         -----------
Operating revenues:
    Property sales                             $   463,539         $   370,276
    Country Club revenue                           285,179             344,041
    Interest income                                  1,548               1,532
    Other income and sale of timber                  1,323                --
                                               -----------         -----------

                                                   751,589             715,849
                                               -----------         -----------

Operating Costs and Expenses:
    Direct costs of property sold                  145,934             151,048
    Selling, general and administrative
     expenses of Country Club                      291,610             330,320
    Selling, general and administrative
     expenses                                      359,168             301,802
    Depreciation                                    51,957              46,500
    Interest                                       118,566              94,534
                                               -----------         -----------

                                                   967,235             924,204
                                               -----------         -----------


Net Income or (Loss)                              (215,646)           (208,355)

Partners' capital at beginning
 of period                                        (544,484)           (208,569)
                                               -----------         -----------

Partners' capital at end of period             $  (760,130)        $  (416,924)
                                               ===========         ===========


Income or (Loss) per partnership unit            $   (0.12)           $  (0.11)
                                               ===========         ===========

Weighted average partnership units
    issued and outstanding                       1,828,148           1,828,248

                       REEVES TELECOM LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNERS' CAPITAL

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999                1998
                                               -----------         -----------
Operating revenues:
    Property sales                             $    98,557         $    81,809
    Country Club revenue                            80,583             116,905
    Interest income                                    884                 506
    Other income and sale of timber                  1,266                --
                                               -----------         -----------

                                                   181,290             199,220
                                               -----------         -----------

Operating Costs and Expenses:
    Direct costs of property sold                    5,522               6,943
    Selling, general and administrative
     expenses of Country Club                      100,136             122,192
    Selling, general and administrative
     expenses                                      117,323              99,493
    Depreciation                                    16,916              13,473
    Interest                                        41,403              33,282
                                               -----------         -----------

                                                   281,300             275,383
                                               -----------         -----------


Net Income or (Loss)                              (100,010)            (76,163)

Partners' capital at beginning
 of period                                        (660,120)           (340,761)
                                               -----------         -----------

Partners' capital at end of period             $  (760,130)        $  (416,924)
                                               ===========         ===========


Income or (Loss) per partnership unit          $     (0.05)        $     (0.04)
                                               ===========         ===========

Weighted average partnership units
    issued and outstanding                       1,828,148           1,828,248

                       REEVES TELECOM LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                         1999              1998
                                                       ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net (Loss)                                         $(215,646)        $(208,355)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
           Depreciation                                   51,957            46,500
           Change in assets and liabilities:
               Decrease (Increase) in inventory            1,667           (11,223)
               Decrease in other current assets            3,509              --
               Decrease in land held for
                development or sale                      145,934            39,048
               Increase in accounts payable
                and accrued expenses                     229,633           219,393
                                                       ---------         ---------
    Net cash provided by operating activities            217,054            85,363
                                                       ---------         ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of land improvements,
        buildings and equipment                        $(137,983)        $(217,520)
                                                       ---------         ---------
    Net cash used in investing activities               (137,983)         (217,520)
                                                       ---------         ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

    Increase (Decrease) in notes payable               $ (20,334)        $ (52,331)
    Borrowing (Repayment) under line of credit          (112,000)          112,000
    Increase in mortgage payable                         120,000              --
                                                       ---------         ---------
    Net cash provided (used) by financing
        activities                                       (12,334)           59,669
                                                       ---------         ---------

NET INCREASE (DECREASE) IN CASH                        $  66,737         $ (72,488)

CASH BALANCE - BEGINNING                                  69,864           148,131
                                                       ---------         ---------

CASH BALANCE - ENDING                                  $ 136,601         $  75,643
                                                       =========         =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                          1999              1998
                                                       ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss)                                         $(100,010)        $ (76,163)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
           Depreciation                                   16,916            13,473
           Change in assets and liabilities:
               Decrease (Increase) in inventory              (30)            1,924
               Increase in other current assets           (2,900)             --
               Decrease in land held for
                development or sale                        5,522            13,311
               Increase in accounts payable
                and accrued expenses                     100,824            89,675
                                                       ---------         ---------
    Net cash provided by operating activities             20,322            42,220
                                                       ---------         ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of land improvements,
        buildings and equipment                        $  (5,070)        $ (43,518)
                                                       ---------         ---------
    Net cash used in investing activities                 (5,070)          (43,518)
                                                       ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Increase (Decrease) in notes payable               $ (13,518)        $ (14,110)
                                                       ---------         ---------
    Net cash used in financing activities                (13,518)          (14,110)
                                                       ---------         ---------


NET INCREASE (DECREASE) IN CASH                        $   1,734         $ (15,408)

CASH BALANCE - BEGINNING                                 134,867            91,051
                                                       ---------         ---------

CASH BALANCE - ENDING                                  $ 136,601         $  75,643
                                                       =========         =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1999
                                   (Unaudited)


ITEM 2.        Management Discussion and Analysis of Financial
               Condition and Results of Operations.

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 30, 1999.

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

               For the nine months ended September 30, 1999 and 1998, revenue from property sales was $463,539 and $370,276, respectively. The Partnership sold 54 small undeveloped lots during the first three quarters of 1999, as well as 2 commercial lots, one small commercial lot and one parcel of unplatted, undeveloped land comprising approximately 1-1/2 acres. In addition, the Partnership sold one developed lot during the first nine months of 1999 for $138,000. By comparison, during the same period of 1998, the Partnership sold 37 small undeveloped lots and one developed lot, the latter for $131,000. As used above, a "developed" lot is one on which the Partnership has built a house with the intent of selling both the house and the lot to generate a profit exceeding that which the Partnership would earn had it sold only the undeveloped lot. The Partnership generally has had not more than two developed lots

                       REEVES TELECOM LIMITED PARTNERSHIP

                               September 30, 1999
                                   (Unaudited)


               available for sale at any time. Management attributes the increase in revenues to the sale of the commercial lots as well as to the greater number of undeveloped lots sold during 1999 than last year, which, in turn, is due principally to a stronger regional real estate market than in the same period of 1998.

               Country club revenue for the first nine months of 1999 was $285,179, compared to $344,041 for the same period in 1998. Management attributes declines in every revenue category principally to adverse weather conditions. Fox Squirrel Country Club was closed for the last sixteen days of September due to flooding following Hurricane Floyd, a "500-year storm" which made landfall near Southport, North Carolina and which dropped a reported 16 inches of rain in the region. The volume of standing water prevented the golf course from re-opening for play until the second week of October, when the back nine holes were re-opened. The entire golf course was re-opened for play approximately one week later, after Hurricane Irene and other storms caused further flooding in the region. Earlier in the year, unusually warm weather throughout the Northeast resulted in fewer golfers visiting the Myrtle Beach, SC - Wilmington, NC corridor to play golf.

               Direct cost of property sold was $145,934 for the first three quarters of 1999, compared to $151,048 for the same period last year. Management attributes the decline principally to the total cost basis of the developed lot sold during 1998 being higher than that of the developed lot sold this year. Such difference more than offset the higher total cost basis of undeveloped lots sold during 1999 than in 1998.

               Selling, general and administrative expenses for the nine months ended September 30, 1999 were $359,168, compared to $301,802 for the same period one year ago. Management attributes the increase principally to higher legal costs resulting from litigation as well as to higher interest costs resulting from a higher level of interest-bearing accrued expenses outstanding.

               Selling, general and administrative expenses at Fox Squirrel Country Club for the nine months ended September 30, 1999 were $291,610, compared to $330,320 for the same period one year ago. Management attributes the decrease principally to lower maintenance costs, wages and payroll taxes, which more than offset increases in advertising and equipment rental.

               To provide funds for working capital and other purposes, on June 1, 1995 the Partnership borrowed $200,000 from the president of the General Partner, payable in full on June 1, 1998. The promissory note issued bears interest at a rate equal to 6% above 12-month LIBOR, requires interest to be paid quarterly commencing September 1, 1995, and allows for prepayment without penalty. The promissory note is secured by a mortgage on Fox Squirrel Country Club. All outstanding principal and interest under the promissory note were paid in full in July 1999.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               September 30, 1999
                                   (Unaudited)


               There can be no assurance that the transaction described in Part II, Item 5 will, in fact, close. If such transaction does not close, Management will continue to seek a buyer for all or substantially all of the Partnership's assets. In view of the failure of past efforts to effect such a bulk sale, there can be no assurance that Management's efforts in this regard can be achieved on terms favorable to the Partnership. Accordingly, the Partnership's real estate activities will remain focused on selling individual lots and smaller parcels of real estate.

               In the absence of a bulk sale such as that described in Part II,
               Item 5, Management believes that the variable nature of the Partnership's revenues and its current liquidity position raise doubts about the Partnership's ability to fund its operations and currently planned capital programs without obtaining additional financing. Management is not certain that additional outside financing is available and, if available, that such financing may be obtained on terms Management believes to be acceptable.


                           PART II. OTHER INFORMATION.

Item 5.  Other Information.

               As stated in the Partnership's Form 8-K filed on August 19, 1999, the Partnership has agreed to sell approximately 4,833 acres of its land located in the City of Boiling Spring Lakes, North Carolina at a price of $450 cash per acre, for an aggregate sales price of $2,174,850. The purchaser, The Nature Conservancy, is a non-profit organization involved in the preservation of wetlands and woodlands. The Nature Conservancy stated that the transaction is contingent upon the approval of the purchase price by its national committee. The total number of acres and the aggregate consideration are subject to a survey to be completed prior to closing. Management expects that this transaction will occur in one or more closings that take place during the fourth quarter of 1999 or the first half of 2000.

               Until a determination is made of the actual number of acres to be sold in the transaction, Management believes any pro forma financial information would be potentially misleading. Accordingly, the Partnership will report pro forma financial information as soon as practicable following a determination of the number of acres to be sold.


Item 6.  Exhibits and Reports on Form 8-K.

               During the three months ended September 30, 1999, the Partnership filed one report on Form 8-K, which report is incorporated herein by reference. The report, dated August 17, 1999, relates to the transaction described in Part II, Item 5.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1999

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





                                        REEVES TELECOM LIMITED PARTNERSHIP


                                        By:      Grace Property Management Inc.
                                                 General Partner


                                        By:      /s/ JOHN S. GRACE
                                                 John S. Grace
                                                 President



Dated: November 12, 1999