Form 10-K
period 1999-12-31
REEVES TELECOM LTD PARTNERSHIP
filed 2000-03-30
CIK 314741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM  __________________ TO  _________________


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

                                                           YES   X     NO    ___

ON MARCH 17, 2000, THE REGISTRANT HAD OUTSTANDING 1,828,148 PARTNERSHIP UNITS. SEE ITEM 5. THERE IS NO ACTIVE MARKET FOR THE PARTNERSHIP UNITS. WITH REGARD TO RECENT SALES SEE ITEM 5. AS OF MARCH 17, 2000, NON-AFFILIATES HELD 1,187,803 PARTNERSHIP UNITS.

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


SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including but not limited to any statements of the plans, strategies, and objectives of Management for the future. Although the Partnership believes that the expectations reflected in any of its forward-looking statements will prove to be correct, actual results could differ materially from those projected or assumed in the Partnership's forward-looking statements. The Partnership's future financial condition and results, as well as any forward-looking statements, are subject to inherent risks and uncertainties that are beyond the Partnership's control. The Partnership undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.


GENERAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Partnership's business may be categorized into two industry segments: (i) owning, developing, selling, leasing, or otherwise dealing in real estate, and (ii) owning and operating a golf course and country club. See the audited financial statements for financial information about each segment.

NARRATIVE DESCRIPTION OF BUSINESS

         The principal asset of the Partnership is real estate for development located in Boiling Spring Lakes, in Brunswick County, North Carolina, where the Partnership also owns and operates a golf course and country club (see Item 2, "Properties").

         Prior to mid-1993, in view of limited resources, Management focused on holding down costs until a bulk sale of all or substantially all of the assets of the Partnership could be effectuated. Local real estate brokers were relied upon to generate individual lot sales, and the golf course and country club were leased to an operator. Under this arrangement, lot sales were slow and, generally, operating expenses significantly exceeded revenue from such sales. Were it not for cash generated from activities other than the sale of real estate during those years, the Partnership would likely have become insolvent.

         Beginning in June 1993, Management has focused on the sale of individual lots and other means of generating revenue. The Partnership also became increasingly involved in the management and operation of the golf course and country club.


                              BOILING SPRING LAKES

   -  REAL ESTATE SALES

         Revenue during the last five fiscal years ended December 31 are shown on Table 1, below.


                     TABLE 1: REVENUE FROM REAL ESTATE SALES




                           No. of Individual Lots Sold       Other       Total
                           ---------------------------
                            Improved      Unimproved        Parcels     Revenues
                            --------      ----------        -------     --------
Fiscal 1999                    1              68               7        $555,441
Fiscal 1998                    1              52               0         435,046
Fiscal 1997                    2              55               0         411,609
Fiscal 1996                    1              49               1         463,051
Fiscal 1995                    0              37               0         209,055


         As used in Table 1, the term "individual lot" refers to a platted residential lot comprising about 1/4 acre. The term "improved" refers to an individual lot on which construction of house has been started and, in some cases, completed. The term "unimproved" refers to an individual lot on which a house has not yet been built. The term "other parcels" refers to unplatted parcels, large tracts and commercial lots.

         During 1999, the Partnership sold one improved lot for approximately $130,800, which generated a profit of approximately $11,200. In addition, the Partnership sold four 1/2-acre unimproved commercial lots, one unplatted lot comprising approximately 1 1/2 acres, and two 1/2-acre unplatted lots for an aggregate sales price of approximately $56,800. During 1998, the Partnership sold one improved lot for approximately $117,300, which generated a profit of approximately $13,700. During 1997, the Partnership sold one improved lot for $115,000, which generated a profit of approximately $20,000, and another for $128,000 shortly after construction of the house had commenced, generating a profit of approximately $17,100. Since the purchaser of this last mentioned improved lot, and not the Partnership, bore substantially all the construction cost of the house, for financial reporting purposes, the Partnership's revenues reflect only the net proceeds received by the Partnership upon the sale of the lot.


   -  FOX SQUIRREL COUNTRY CLUB

         The Registrant is the owner and operator of Fox Squirrel Country Club ("Fox Squirrel"), a semi-private golf course and country club. Fox Squirrel's 18-hole golf course serves as the centerpiece of the Boiling Spring Lakes development. Management believes that its attraction as a recreational facility to those who are considering purchasing or building a home in the region allows for more lot sales and a higher sales price per lot than would be the case in the absence of such a facility.

         The Partnership's revenue and operating income (loss) from Fox Squirrel for the last five fiscal years are shown on Table 2, below.


                  TABLE 2: REVENUE AND OPERATING INCOME (LOSS)
                         FROM FOX SQUIRREL COUNTRY CLUB

                                                                 Operating
                                   Revenue                     Income (Loss)
                                   -------                     -------------
Fiscal 1999                       $ 355,506                      $(60,903)
Fiscal 1998                         437,436                       (34,783)
Fiscal 1997                         373,972                         34,206
Fiscal 1996                         358,580                          8,126
Fiscal 1995                         340,699                         41,522


         In November 1995, the Partnership hired a new manager and golf pro of Fox Squirrel, replacing the former manager, who resigned. The new manager also leased the kitchen and dining area in the club house from the Partnership, which paid for certain improvements to the kitchen and dining area. Although the lease provided for the payment to the Partnership of monthly lease payments in varying amounts, the Partnership waived most lease payments to enable the dining service to become financially established. In February 1998, the manager and the Partnership agreed to the termination of the manager's employment agreement and related agreement to lease the kitchen and dining area. The Partnership agreed, among other things, to purchase certain assets from, and assume certain liabilities of, the manager in exchange for cash consideration to the manager of $49,404. As a result of the foregoing, the Partnership became the operator of the dining service.


   -  OTHER

         From time to time the Partnership generates revenue from sources other than real estate sales and Fox Squirrel, including, for example, the sale of timber and pine straw on certain unsold lots. While additional revenue from such sources continues to be sought as a means of supplementing revenue from lot sales, such activities have not been a material source of revenue during the past four years due principally to the harvesting of seasoned timber performed in past years. The amount of revenue generated from the sale of timber and pine straw during the last five fiscal years is shown on Table 3, below.


                      TABLE 3: REVENUE FROM SALE OF TIMBER
                                 AND PINE STRAW

                                                Revenue
Fiscal 1999                                     $ 1,266
Fiscal 1998                                         -0-
Fiscal 1997                                         694
Fiscal 1996                                      12,866
Fiscal 1995                                      35,920

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


                               PIMLICO PLANTATION

         The Partnership currently owns two lots at Pimlico Plantation. No lot sales or revenue from lot sales have been recorded during the last five fiscal years. In view of the foregoing, revenue from the sale of lots at Pimlico Plantation in future years is expected to represent, at best, a negligible percentage of total revenue.


                                   SEASONALITY

         The sale of real estate in North Carolina is seasonal. The Partnership has generally experienced slower than average lot sales in the period from November to January, inclusive.

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


                                   COMPETITION

          The real estate market in Brunswick County, North Carolina is extremely competitive. Prospective residential property owners may buy from real estate developers, who generally sell lots suitable for building but who may also sell improved properties, existing homeowners looking to relocate, and others. Property values are dependent upon, among other factors, proximity to and the nature and quality of recreational facilities, retail shopping, commercial sites and schools, and the availability of county water (as opposed to well water) and sewer service (as opposed to septic systems).

         Many real estate developments in the market in which the Partnership operates provide recreational facilities, such as a golf course, lakes and/or swimming pools, and tennis courts. In many cases, depending upon the financial resources of the particular developer, such facilities are more extensive and/or more varied than the Partnership's facilities, and the golf courses are, in some instances, the sites of professional championship tournaments. Lots associated with such facilities generally command higher sales prices than lots owned by the Partnership. Management believes that the Partnership can compete effectively against other real estate developers and golf course operators, many of whom are believed to have substantially greater resources than the Partnership, principally on the basis of price and, depending upon the amount of cash generated from lot sales, by making selective improvements to recreational facilities, including Fox Squirrel.


                           LIQUID ASSETS AND RESERVES

         As of December 31, 1999, the Partnership held $129,954 in cash. Current liabilities as of this date totaled $2,015,468.

         The Partnership Agreement obligates the General Partner to distribute Distributable Cash (as such term is defined in the Partnership Agreement). Distributable Cash excludes, among other items, reserves established for working capital, contingent liabilities, taxes, debt service, repairs, replacements, renewals, capital expenditures or other purposes consistent with the Partnership Agreement. Such reserves are used solely for calculating Distributable Cash and are not treated as deductions from income for accounting purposes. In Fiscal 1995 a reserve of $250,000 was established to fund primarily certain capital improvements at Fox Squirrel. In Fiscal 1996, reserves totaling $200,000 were established to fund, principally, certain capital improvements at Fox Squirrel and certain capital projects within the development, including a multi-user septic system installed on eight lots zoned for commercial use. In each of Fiscal 1997 and 1998, reserves totaling $200,000 were established for substantially the same purposes. During 1999, a reserve of $150,000 was established to purchase and refurbish a residential property for resale. Also during 1999, a reserve of $50,000 was established for certain capital improvements at Fox Squirrel.

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

         The Registrant presently owns the following real estate: (1) 159.9 acres comprising a surveyed 18-hole sprinklered golf course, club house and maintenance building, together known as Fox Squirrel; (2) 120 building lots located near the golf course which have been surveyed and platted and are suitable for building; (3) 194 acres surrounding the golf course which could be developed; (4) 3,167 surveyed and platted lots of which approximately 8% are suitable for building, 6% are conditionally suitable for building and the balance is unsuitable for building; (5) approximately 4,000 acres of wetlands and woodlands which have no development potential; and (6) a sales office.

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

         Since 1995, the Partnership has undertaken certain improvements to Fox Squirrel, including paving the 25,360 linear feet of cart paths, building a new maintenance shed, and refurbishing both the club house and cart shed. Depending upon the Partnership's financial resources, revenues from Fox Squirrel, and cost estimates, among other things, Management may undertake additional improvement projects at Fox Squirrel during Fiscal 2000.

         In December 1995, Management initiated a project involving the construction of a house on a lot owned by the Partnership and the immediate marketing of the house and lot for sale. In January 1996 the Partnership obtained from a local bank a line of credit of $85,000 to finance the construction of the house. The property was sold in June 1996 for approximately $113,000 and the outstanding borrowing under the line of credit was repaid at closing, resulting in a profit to the Partnership of approximately $19,400, greater than would have been the case if the lot had been sold unimproved. The project was continued in 1997 with a higher line of credit and the Partnership sold two improved lots during the year; the first was sold for $115,000 and generated a profit of approximately $20,000 after repayment of outstanding borrowing under the line of credit, the second was sold for $128,000 and generated a profit of approximately $17,100. Since construction of the house had barely commenced at the time of the sale of the last mentioned property, there was no outstanding borrowing under the line of credit at the time of sale and, for financial reporting purposes, the Partnership's revenues reflect only the net proceeds received by the Partnership upon the sale. In Fiscal 1998, the Partnership sold one improved lot for $117,300, generating a profit of approximately $13,700 after payment of construction-related debt and other expenses. During Fiscal 1999, the Partnership sold one improved lot for approximately $130,800, generating a profit of approximately $11,200 after repayment of construction-related debt and other expenses. Management may undertake similar projects during Fiscal 2000.

         During 1995 and 1996, the Partnership conceived plans for a small, phased development project involving the construction of 23 patio homes on 13 contiguous lots owned by the Partnership as a means of supplementing revenue from lot sales. The City of Boiling Spring Lakes granted its approval for the development in 1996. Construction was delayed for nearly two years due to new state regulations, promulgated after the city granted its approval but before construction on the patio homes commenced, which required the Partnership to file storm water drainage plans with respect to the patio homes project. The storm water drainage plans were filed during 1997 and final approval was granted during 1998. The Partnership has postponed construction indefinitely due to the strong regional real estate market, which has driven patio home construction costs above what Management believes is prudent. Management expects that, once construction begins, the Partnership will have one or two patio homes under construction at any given time, and that once a house is sold, construction will begin immediately on an additional house.

         In August 1998, the Partnership entered into an agreement with The Nature Conservancy ("TNC") pursuant to which TNC would acquire approximately 4,833 acres of the Partnership's land in Boiling Spring Lakes for an aggregate sale price of $2,174,850. The acreage and sale price were to be subject to a survey to be completed prior to closing. Delays in completing the surveys and the title work have pushed the closing date until, perhaps, the second quarter of fiscal 2000. Moreover, the transaction may involve two or more closings, and may include somewhat more land and a somewhat higher aggregate sales price than originally agreed.


PIMLICO PLANTATION

         Pimlico Plantation is situated in Berkeley County, near Charleston, South Carolina. Pimlico was developed by the Corporation and its predecessors, and as a result of land sales has been largely wound down. The Registrant currently owns only two residential lots, comprising an aggregate of approximately 3/4 acre, at this location. The Registrant believes that the land has limited value.


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

         No matters were submitted to a vote of unit holders during Fiscal 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY MATTERS

         As of December 31, 1999 there were 1,928 recorded holders of partnership units, including 596 registered holders of an aggregate of 67,784 shares of Corporation common stock which have yet to be exchanged for partnership units. The total number of record holders is not substantially changed from December 31, 1998. The units are not registered on any exchange, and there is only a limited over-the-counter market for the units. It is not anticipated that there will ever be an active public market for the units.

         It is the Partnership's experience that revenues are highly variable and may not be sufficient in future years to cover expenses and necessary capital expenditures and that, in the absence of enhanced prospects for the development as a whole, a bulk sale of assets for cash is extremely difficult to achieve. See Part I, Item 2, Properties - Boiling Spring Lakes. Absent such a sale, Management believes that the best use of the current cash balance and cash surpluses, if any, generated in future fiscal years is to improve the overall value of the Partnership's assets by (i) making certain improvements at Fox Squirrel, thereby increasing the attractiveness of Fox Squirrel as a recreational facility to prospective homeowners, (ii) undertaking certain infrastructure and other improvements in the development, (iii) undertaking on a limited scale home construction on lots owned by the Partnership to demonstrate the viability of larger scale building programs, and (iv) paying down accrued expenses. Management believes that this plan will, in future years, result in, among other things, an increase in the number of lots sold, a higher average sales price per lot, and higher operating income at Fox Squirrel and the Partnership as a whole. There can be no assurance, however, that sufficient cash will be generated from operations to successfully implement Management's plan.

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

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data set forth in Tables 4 and 5, below, has been derived from the historical audited financial statements of the Partnership. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto.


                     TABLE 4: SELECTED INCOME STATEMENT DATA

                                                                        Year Ended December 31,
                                      -------------------------------------------------------------------------------------------
                                          1999                1998               1997                 1996                1995
                                      -----------         -----------         -----------         -----------         -----------
STATEMENT OF OPERATIONS DATA:

Revenues:
     Property sales                   $   555,441         $   435,046         $   411,609         $   463,051         $   209,055
     Country Club revenue                 355,506             437,436             373,972             358,580             340,699
     Other revenue                          2,501               1,732               3,303               3,756               8,880
                                      -----------         -----------         -----------         -----------         -----------
     Total revenue                        913,448             874,214             788,884             825,387             558,634

Expenses:
     Direct cost of property sold         163,114             148,013             113,611              40,201              95,992
     Direct cost of Country Club           34,366              51,802                 -0-                 -0-                 -0-
     SG&A of Country Club                 371,292             420,417             339,766             350,454             299,177
     SG&A                                 494,740             390,604             391,067             432,767             293,277
     Depreciation                          66,114              63,659              61,565              50,756              39,190
     Interest                             162,163             135,634             112,526             225,200              14,627
                                      -----------         -----------         -----------         -----------         -----------
     Total expenses                     1,291,789           1,210,129           1,018,535           1,099,378             742,263
                                      -----------         -----------         -----------         -----------         -----------
Operating loss                           (378,341)           (335,915)           (229,651)           (273,991)           (183,629)
Other income, net                           1,266                 -0-                 694              13,547              43,685
                                      -----------         -----------         -----------         -----------         -----------
Net loss                              $  (377,075)        $  (335,915)        $  (228,957)        $  (260,444)        $  (139,944)
                                      ===========         ===========         ===========         ===========         ===========

Loss per unit                              $(0.21)           $(0.18)            $(0.13)            $(0.14)            $(0.08)

         Some amounts in Table 4 for prior years are reclassified to conform to the presentation. Such reclassification has not resulted in a change in operating loss or net loss.

                      TABLE 5: SELECTED BALANCE SHEET DATA

                                                                           At December 31,
                                       ------------------------------------------------------------------------------------------
                                           1999                1998                1997                1996               1995
                                       -----------         -----------         -----------         -----------        -----------
Current assets                         $   134,861         $    82,032         $   148,131         $   133,919        $    73,860
Land held for sale and related
   buildings and equipment, net            960,480           1,025,256             911,197           1,037,678            910,183
Other assets                                   -0-                 -0-                 -0-                 -0-              1,201
Total assets                             1,095,341           1,107,288           1,059,328           1,171,597            985,244
Current liabilities                      2,015,468           1,633,202           1,235,189             997,568            531,467
Long-term debt                               1,432              18,570              32,708             153,641            172,945
Total liabilities                        2,016,900           1,651,772           1,267,897           1,151,209            704,412
Partners' capital (deficit)               (921,559)           (544,484)           (208,569)             20,388            280,832


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the audited financial statements of the Partnership and the notes thereto which are attached to this report. Certain amounts in prior years have been reclassified.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         For the 12 months ended December 31, 1999 and 1998, revenue from the sale of real estate was $555,441 and $435,046, respectively. Management attributes the 28% increase in revenue principally to a higher number of unimproved residential lots sold in 1999 than in 1998, 68 as compared to 52, and to the sale during 1999 of seven nonresidential tracts, whereas no such tracts were sold in 1998. The increase in the number of lots sold, in turn, is primarily attributable to a stronger regional real estate market during 1999 than in past years.

         Revenue from Fox Squirrel for Fiscal 1999 and 1998 was $355,506 and $437,436, respectively. Management attributes the 19% decrease principally to unusually inclement weather during the fall of 1999. In mid-September, Hurricane Floyd made landfall not far from Boiling Spring Lakes, and caused record amounts of flooding and wind damage throughout North Carolina. In October, rain from Hurricane Irene added to the flooding problem, which resulted in Fox Squirrel being closed for approximately three weeks during what is normally a busy period. Revenues were also adversely affected, though to a lesser degree, by increased competition in the form of new golf courses opening for business in Brunswick County.

         Selling, general and administrative expenses for 1999, exclusive of those relating to Fox Squirrel, were $494,740, compared to $390,604 in 1998. Management attributes the increase principally to higher legal, accounting and auditing fees, and consulting fees relating to environmental matters.

         Selling, general and administrative expenses at Fox Squirrel were $371,292 for 1999, compared to $420,417 for 1998. Management attributes the decrease principally to lower salaries and wages, since amounts for 1998 included payments to the former manager of Fox Squirrel, whereas during 1999 no such expenses were incurred.

         Direct cost of property sold in 1999 was $163,114, compared to $148,013 in 1998. Management attributes the increase substantially to the increase in the number of lots sold. Direct cost of Country Club revenue in 1999 was $34,366, compared to $51,802 in 1998. Management attributes the decrease principally to the mix of merchandise sold at the Pro Shop, which during 1999 was primarily golf balls, gloves, hats and shirts and during 1998 included costlier items, such as golf shoes and golf bags. Depreciation for 1999 was $66,114, an increase of less than 4% over 1998, which increase Management attributes principally to capital expenditures made during 1998. Interest expense for 1999 was $162,163, compared to $135,634 for 1998. Management attributes the increase in interest expense primarily to a higher average outstanding balance of indebtedness during 1999 to the General Partner and its affiliates. The general partner and its affiliates charge the Partnership interest on accrued but unpaid expenses outstanding.


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

         Selling, general and administrative expenses for 1998, exclusive of those relating to Fox Squirrel, were $390,604, compared to $391,067 in 1997, for a change of less than 1%. Selling, general and administrative expenses at Fox Squirrel were $420,417 for 1998, compared to $339,766 for 1997. Management attributes the increase in expenses principally to the Partnership's operation of the Pro Shop and Dining Service at Fox Squirrel since February 1998. Maintenance-related expenditures were 13% lower than in 1997 in part due to weather conditions being more favorable in 1998 than the prior year, and in part to the recent replacement of certain aged equipment which required frequent and expensive repairs. Insurance expense increased substantially over 1997 due principally to the need for liability insurance following the Partnership's assuming operation of the dining service in 1998.

         Direct cost of property sold in 1998 was $148,013, compared to $113,611 in 1997. Management attributes the increase to higher costs associated with houses built for resale and to the relative mix of lots sold. Depreciation increased modestly as a result of capital expenditures made in 1997. Interest expense for 1998 was $135,634 compared to $112,526 for 1997. Management attributes the increase primarily to a higher average outstanding balance of indebtedness during 1998 to the General Partner and its president and affiliates. The general partner and its affiliates charge the Partnership interest on accrued but unpaid expenses outstanding.


LIQUIDITY AND CAPITAL RESOURCES

         The Partnership requires cash primarily for the payment of overhead and operating expenses and capital expenditures incurred in connection with real estate sales and the operation of Fox Squirrel. Historically, the Partnership has met its liquidity requirements by accruing general partners fees and certain other fees and expenses payable to the General Partner and its affiliates, selling certain non-real estate assets, and, from time to time, by borrowing from local banks or the General Partner and/or its affiliates. Management anticipates that existing cash balances, cash flow generated from operations and borrowings will be sufficient to fund operations for the next few fiscal years, by which time it is expected that the Partnership will be generating sufficient cash flow from operations to begin paying down accrued expenses. The Partnership may seek to increase the amount of its credit facility, negotiate additional credit facilities, issue debt on such terms and conditions as the General Partner deems prudent, or seek other forms of debt or equity financing as the General Partner deems appropriate.

         The Partnership finances construction of houses for sale on lots owned by the Partnership with construction loans obtained through a line of credit established with a local bank. From time to time, the bank will make payments to the contractor for work performed, increasing the amount of the construction loan and decreasing by the same amount the total available for future borrowing under the line of credit. Borrowing under the line of credit in respect of any house is repaid at closing of the sale. Under the terms of the line of credit, if the house is unsold at the time of its completion, interest will accrue for up to one year after the date of the first draw, after which time the construction loan converts to a fixed-rate loan. At any given time, the Partnership has had not more than one construction loan outstanding, with a maximum balance, including accrued interest, not exceeding $110,000, and has generally succeeded in selling the house and lot on which it stands prior to the completion of construction. In 2000 and subsequent years, depending upon market conditions and other factors, the Partnership may have up to two such loans outstanding at any given time and the maximum amount of any loan is not expected to exceed $120,000. In March 1999, the Partnership borrowed $120,000 from a local financial institution to finance the purchase of an improved residential lot intended for resale.

         During 1999, the Partnership used $263,927 of cash in operating activities, compared to $247,980 during 1998. The increase is primarily due to the Partnership's operation of the Pro Shop and dining service at Fox Squirrel for all of fiscal 1999, compared to just eleven months of 1998.

         Cash used in investing activities was $18,976 in 1999, compared to $199,213 in 1998. Management attributes the 90% decrease to the timing of expenditures related to the housing construction project.

         Cash provided by financing activities in 1999 was $342,993, compared to $368,926 in 1998. The 7% decrease is attributable to the timing of the Partnership's drawings upon the line of credit relating to construction loans and to higher accruals of expenses owed to the General Partner and its affiliates.


IMPACT OF YEAR 2000

         Year 2000 did not have a material impact upon the Partnership's information systems, business or ability to operate in a well-controlled environment.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable pursuant to Paragraph 305(e) of Regulation S-K.


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF GENERAL PARTNER


                                                                Period of Service as
              Name                           Age              General Partner Commenced
-----------------------------------     --------------      -----------------------------
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


INDEMNIFICATION OF EXECUTIVE OFFICERS

         None


ITEM 11. EXECUTIVE COMPENSATION


              Name                            Capacity           General Partner's Fee
----------------------------------       ------------------     -----------------------
 Grace Property Management, Inc.          General Partner              $ 175,000

         Except for $25,000 paid in April 1990, the Partnership has not paid the General Partner its general partner's fee since January 1986, although they have been provided for in the accompanying financial statements. As of December 31, 1999, general partner's fees accrued but not paid to Grace Property Management totaled $931,000. The Registrant has no on-going plan or arrangement with respect to future remuneration to Grace Property Management other than to accrue interest (at an annual rate of 10%, compounded quarterly) on the unpaid balance when cash flow is insufficient to pay general partner's fees. As of December 31, 1999, the Registrant had a group life insurance plan in place covering all full-time employees of the Partnership located in Boiling Spring Lakes. The Registrant has no pension or profit sharing plan but does provide for incentive bonus compensation to certain managerial employees for meeting or exceeding pre-designated budget targets. The Registrant has no options, warrants, or appreciation rights outstanding. No Management person is indebted to the Registrant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 1999, the Partnership has 1,828,148 partnership units issued and outstanding. Information with respect to the principal holders of record known to the Partnership to beneficially own more than five (5%) percent of the outstanding voting securities is set forth below.


      Name and Address                   Amount and Nature               Percent of
    of Beneficial Owner               of Beneficial Ownership               Class
-----------------------------     ---------------------------------     -------------
Estate of Oliver R. Grace         421,680 units are owned by the            23.1%
515 Madison Avenue                Estate of Oliver R. Grace,
20th Floor                        Mr. Grace's widow and a
New York, NY 10022                company he formerly controlled(1)


         The General Partner owns 25,100 partnership units, representing approximately 1.4% of all units issued and outstanding.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1995 the Partnership borrowed $200,000 from Mr. John S. Grace, president of the General Partner, in the form of a promissory note due June 1, 1998. The note bore interest at a rate equal to 6% over 12-month LIBOR and required quarterly interest payments. During 1997, the Partnership paid $11,400 in interest on such note and made pre-payments of principal totaling, in aggregate, $60,000. During 1998, the Partnership paid $3,275 in interest on such note and repaid $40,000 in principal. At June 1, 1998, $20,000 in principal remained unpaid. Pursuant to the terms of the promissory note, the interest rate increased to 9% over 12-month LIBOR on the unpaid balance. At December 31, 1998, $10,000 in principal and $352 in accrued interest remained unpaid. During 1999, the Partnership paid the remaining principal and interest totaling $1,078.

         For fiscal years 1999, 1998 and 1997, the General Partner and its affiliates charged the Partnership for general partner's fees, legal services, office space used by various members of the Partnership's management, and interest on unpaid balances at an annual rate of 10%,

--------
         (1) The Estate of Oliver R. Grace beneficially owns 421,680 units (including 39,950 units held in trusts of which the Estate of Oliver R. Grace is the trustee). In addition, other members of the family beneficially own an additional 218,665 units, which represents approximately 12.0% of the units issued and outstanding. The Estate of Oliver R. Grace disclaims beneficial ownership with respect to these additional units as well as the 39,950 units held in certain trusts.

compounded quarterly, as set forth in Table 6 below (see Item 11, "Executive Compensation"). All of such charges have been included in selling, general and administrative expenses.


             TABLE 6: CHARGES BY GENERAL PARTNER AND ITS AFFILIATES

                                     1999            1998            1997
                                   --------        --------        --------
General Partner's fee              $175,000        $150,000        $150,000
Legal services                        9,999          15,000          12,000
Rent for office space                15,000          15,000          15,000
Interest on unpaid balances         158,923         125,709          96,767

         Except for the preceding items, there were no transactions between Management (or the immediate families of Management) and the Registrant during the fiscal year ended December 31, 1999 or thereafter. Further, there were no other related party transactions and there existed no indebtedness to the Registrant from Management (or any member of the immediate family of Management).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The documents filed as part of this report are listed in the Index to Financial Statements and Supplemental Schedules set forth in Table 7, below.


                   TABLE 7: INDEX TO FINANCIAL STATEMENTS AND
                             SUPPLEMENTAL SCHEDULES

                        Document                                                 Page
---------------------------------------------------------------------          --------
The following financial information is contained within
Exhibit 1, "Audited Financial Statements:"

       Report of Independent Accountants                                         F-1

       Balance Sheets as of December 31, 1999 and 1998                           F-2

       Statements of Operations for the years ended
          December 31, 1999, 1998 and 1997                                       F-3

       Statements of Partners' Capital/(Deficit) for the
          years ended December 31, 1999, 1998 and 1997                           F-4

       Statements of Cash Flows for the years
          ended December 31, 1999, 1998 and 1997                                 F-5

       Notes to Financial Statements                                           F-6 -12

Report of Independent Accountants on Supplemental Schedules                       36

Valuation and Qualifying Accounts                                                 37

Real Estate and Accumulated Depreciation                                          38

         All other required supplemental financial schedules are either contained within the notes to the financial statements or are not applicable.


REPORTS ON FORM 8-K

         No current reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1999.

INDEX TO EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         A complete listing of exhibits, including those incorporated by reference, is shown on Table 8. All other exhibits or financial statement schedules are not applicable.


                            TABLE 8: LIST OF EXHIBITS

 Exhibit No.                Description of Exhibit                                  Page
--------------     ---------------------------------------------------------       ------
3.1                The Limited Partnership Agreement of Reeves Telecom                *
                   Associates sets forth the rights of unit holders.  It has
                   been previously filed as Exhibit B to Amendment No.2
                   to Registrant's Registration Statement on Form S-14
                   dated March 28, 1980 (Registration No.2-66452).

16.1               Letter from KPMG Peat Marwick, L.L.P., the former                  *
                   independent accountant of Registrant, regarding its
                   concurrence with the statements made by Registrant
                   concerning the resignation or dismissal as Registrant's
                   principal accountant.   Such letter was filed as part of
                   Form 8-K filed on May 8, 1997.

27.1               Financial Data Schedule.                                          **

99.1               The Robert C. Cantwell IV, MAI appraisals of the                   *
                   Boiling Spring Lakes property dated 12/21/88, 7/17/84,
                   and 2/23/82, which were filed as a part of Form 10-K for
                   September 30, 1988.

99.2               The Robert C. Cantwell IV, MAI appraisal of the                    *
                   Boiling Spring Lakes property dated September 10,
                   1993, which appraisal was filed as part of Form 10-K
                   for September 30, 1993.

99.3               The Robert C. Cantwell IV, MAI appraisal of the                    *
                   Boiling Spring Lakes property dated July 10, 1995,
                   which was filed as Exhibit 3 to the Form 10-K for
                   December 31, 1995.

99.4               The Robert C. Cantwell IV, MAI appraisal of the                    *
                   Boiling Spring Lakes property dated September 1, 1998,
                   which was filed as a paper exhibit to the Form 10-Q for
                   September 30, 1998 pursuant to a continuing hardship
                   exemption as provided in Rule 202 of Regulation S-T.

* Incorporated herein by reference.

** Included in the Partnership's electronic filing on EDGAR.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       REEVES TELECOM LIMITED PARTNERSHIP

Signatures                            Title                          Date

By:  Grace Property
Management, Inc.                  General Partner                March 24, 2000


By: /s/ JOHN S. GRACE
    --------------------------
    John S. Grace
    President

REEVES TELECOM
LIMITED PARTNERSHIP
FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 1999, 1998 AND 1997

REEVES TELECOM LIMITED PARTNERSHIP
INDEX
--------------------------------------------------------------------------------


                                                                                      PAGE(S)

Report of Independent Accountants                                                          1

Financial Statements:

   Balance Sheets as of December 31, 1999 and 1998                                         2

   Statements of Operations for the years ended December 31, 1999, 1998 and 1997           3

   Statements of Partners' Capital/(Deficit) for the years ended December 31, 1999,
     1998 and 1997                                                                         4

   Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997           5

   Notes to Financial Statements                                                      6 - 12

[PRICEWATERHOUSECOOPERS LETTERHEAD]





                        REPORT OF INDEPENDENT ACCOUNTANTS



The Partners
Reeves Telecom Limited Partnership


In our opinion, the accompanying balance sheets and the related statements of operations, partners' capital/(deficit), and cash flows present fairly, in all material respects, the financial position of Reeves Telecom Limited Partnership (the "Partnership") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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




/s/ PricewaterhouseCoopers LLP




January 13, 2000
Raleigh, North Carolina

REEVES TELECOM LIMITED PARTNERSHIP
BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                             1999               1998
                                  Assets
Current assets:
   Cash                                                                  $   129,954         $    69,864
   Prepaid and other current assets                                            4,907              12,168
                                                                         -----------         -----------
            Total current assets                                             134,861              82,032

Properties held for sale and related buildings and equipment, net            960,480           1,025,256
                                                                         -----------         -----------

            Total assets                                                 $ 1,095,341         $ 1,107,288
                                                                         ===========         ===========


                    LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
   Accounts payable and accrued expenses                                 $   102,210         $    80,075
   Accrued expenses, affiliates                                            1,772,994           1,414,072
   Current maturities of long-term debt                                      140,264             139,055
                                                                         -----------         -----------
            Total current liabilities                                      2,015,468           1,633,202

Long-term debt, less current maturities                                        1,432              18,570

Commitments and contingencies (see Notes 7 and 9)

Partners' deficit - issued and outstanding 1,828,148 units
   at December 31, 1999 and 1998                                            (921,559)           (544,484)
                                                                         -----------         -----------

            Total liabilities and partners' deficit                      $ 1,095,341         $ 1,107,288
                                                                         ===========         ===========


   The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                           1999                1998                1997
Revenues:
   Property sales                                      $   555,441         $   435,046         $   411,609
   Country club revenue                                    355,506             437,436             373,972
   Interest income and finance charges                       2,501               1,732               3,303
                                                       -----------         -----------         -----------
                                                           913,448             874,214             788,884
                                                       -----------         -----------         -----------

Expenses:
   Direct costs of property sold                           163,114             148,013             113,611
   Direct costs of country club revenue                     34,366              51,802                --
   Selling, general and administrative expenses
     of country club                                       371,292             420,417             339,766
   Selling, general and administrative expenses            494,740             390,604             391,067
   Depreciation                                             66,114              63,659              61,565
   Interest                                                162,163             135,634             112,526
                                                       -----------         -----------         -----------
                                                         1,291,789           1,210,129           1,018,535
                                                       -----------         -----------         -----------

        Operating loss                                    (378,341)           (335,915)           (229,651)

Other income:
   Timber sales                                              1,266                --                   694
                                                       -----------         -----------         -----------

        Net loss                                       $  (377,075)        $  (335,915)        $  (228,957)
                                                       ===========         ===========         ===========


Loss per partnership unit                              $      (.21)        $      (.18)        $      (.13)
                                                       ===========         ===========         ===========

Weighted average partnership units outstanding           1,828,148           1,828,245           1,828,248
                                                       ===========         ===========         ===========


   The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' CAPITAL/(DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                           1999              1998              1997

Partners' capital/(deficit) at beginning of year        $(544,484)        $(208,569)        $  20,388

Net loss                                                 (377,075)         (335,915)         (228,957)
                                                        ---------         ---------         ---------

Partners' (deficit) at end of year                      $(921,559)        $(544,484)        $(208,569)
                                                        =========         =========         =========



   The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                            1999              1998              1997
Cash flows from operating activities:
   Net loss                                              $(377,075)        $(335,915)        $(228,957)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                           66,114            63,659            61,565
     Gain on sale of residential property                  (13,364)             --                --
     Provision for loss on property held for sale           14,961              --                --
     Change in assets and liabilities:
       Prepaid and other assets                              7,261           (12,168)             --
       Property held for sale, net                          16,041            21,495            80,579
       Accounts payable and accrued expenses                22,135            14,949            (7,935)
                                                         ---------         ---------         ---------
        Net cash used in operating activities             (263,927)         (247,980)          (94,748)
                                                         ---------         ---------         ---------

Cash flows from investing activities:
   Purchase of land improvements and equipment             (18,976)         (199,213)          (15,663)
                                                         ---------         ---------         ---------

Cash flows from financing activities:
   Repayment of long-term debt                             (23,929)          (50,833)          (71,165)
   Borrowings under non-revolving credit facility          120,000           229,273               515
   Repayments of non-revolving credit facility            (112,000)         (117,273)          (83,165)
   Increase in accrued expenses, affiliates                358,922           307,759           278,438
                                                         ---------         ---------         ---------
        Net cash provided by financing activities          342,993           368,926           124,623
                                                         ---------         ---------         ---------

Net increase (decrease) in cash                             60,090           (78,267)           14,212

Cash at beginning of year                                   69,864           148,131           133,919
                                                         ---------         ---------         ---------

Cash at end of year                                      $ 129,954         $  69,864         $ 148,131
                                                         =========         =========         =========

Supplemental information:
   Interest paid                                         $   3,240         $   9,062         $  17,009
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

         Remaining assets relate primarily to land held for sale and cash, generated primarily from the sale of timber, real estate and operation of a golf club (Note 3).

         The Partnership's Managing General Partner is Grace Property Management, Inc.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared using the accrual basis of accounting. The Partnership's assets have been written down, from time to time, to reflect their fair values based upon appraisals.

         PROPERTY SALES

         Property sales represent individual building lots sold for cash and the gross sales price of residential houses built or acquired by the Partnership for resale. Land cost included in direct costs of property sold represents the proportionate amount of the total project costs, after recorded valuation allowances, based on the sales value of the lot to the total estimated project sales value.

         PROPERTY HELD FOR SALE AND RELATED BUILDINGS AND EQUIPMENT

         Related buildings and equipment are stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is calculated on the straight-line basis over the estimated useful lives of 8 to 31.5 years for buildings and 5 to 20 years for equipment and land improvements.

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The Partnership assesses the realizability of the carrying value of its land held for sale and related buildings and equipment whenever events or changes in circumstance indicate that an impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

         ADVERTISING COSTS

         Advertising costs of $29,830, $30,042 and $27,360 were expensed as incurred during the years ended December 31, 1999, 1998 and 1997, respectively.

         RECLASSIFICATIONS

         Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation. The reclassifications had no effect on previously reported net loss.

3.       PROPERTY HELD FOR SALE AND RELATED BUILDING AND EQUIPMENT

         During September 1998, the Partnership obtained an appraisal of the Boiling Spring Lakes property. Based upon the appraisal, the valuation allowance established in previous years was considered adequate. Management believes that based upon the 1999 sales activities and the golf course operations, the valuation allowance continues to be adequate.

         A summary of property held for sale and related buildings and equipment at December 31, 1999 and 1998 is as follows:


                                                        1999                1998
         Boiling Spring Lakes:
            Land held for sale                      $ 2,171,725         $ 2,215,178
            Other land and land improvements            412,799             404,373
            Buildings                                   297,087             297,087
            Equipment                                   333,832             323,303
            Residential house held for sale             144,961             117,455
                                                    -----------         -----------
                                                      3,360,404           3,357,396
         Pimlico Plantation lots                            500                 500
         Less:
            Accumulated depreciation                   (529,372)           (461,108)
            Valuation allowance                      (1,871,052)         (1,871,532)
                                                    -----------         -----------
                                                    $   960,480         $ 1,025,256
                                                    ===========         ===========

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.       ACCRUED EXPENSES, AFFILIATES

         A summary of accrued expenses, affiliates at December 31, 1999 and 1998 is as follows:

                                                     1999              1998

         General partner fees                    $  931,000        $  756,000
         Legal fees                                 128,727           118,728
         Rent                                        93,904            78,904
         Interest                                   582,695           423,772
         Brokerage commission                        30,000            30,000
         Fees to a former general partner             6,668             6,668
                                                 ----------        ----------

                                                 $1,772,994        $1,414,072
                                                 ==========        ==========

         General Partner's fees represent amounts owed to the General Partner. Legal fees, rent and brokerage commission represent amounts owed to certain affiliates of the General Partner. From time to time the General Partner and its affiliates charge the Partnership interest on amounts owed to them by the Partnership, which interest is accrued by the Partnership as being owed to such entities. See Note 6 for additional information regarding related party transactions.

5.       LONG-TERM DEBT

         Long-term debt at December 31, 1999 and 1998 consists of the following:

                                                                                      1999           1998
         Borrowings outstanding under a non-revolving credit facility, as
            defined below                                                           $120,000        $112,000
         8.57% note payable in monthly installments of $1,370, including interest, maturing in February 2001, collateralized by equipment with a net book value of $14,379 and $27,161 at December 31,
            1999 and 1998, respectively                                               21,696          35,625
         Uncollateralized note payable, repaid in 1999                                  --            10,000
                                                                                    --------        --------
                                                                                     141,696         157,625
         Less current maturities                                                     140,264         139,055
                                                                                    --------        --------

                                                                                    $  1,432        $ 18,570
                                                                                    ========        ========

         Periodically, the Partnership enters into non-revolving credit facilities requiring interest only payments at the lender prime rate plus .5% (8.5% and 8.25% at December 31, 1999 and 1998, respectively). These agreements are collateralized by building lots in Boiling Springs Lakes.

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Principal maturities of long-term debt for the years subsequent to December 31, 1999 are as follows:


               2000                                  $ 140,264
               2001                                      1,432
                                                     ---------

                                                     $ 141,696
                                                     ---------



6.       RELATED PARTY TRANSACTIONS

         The General Partners charged the Partnership for services and office space for the years ended December 31, 1999, 1998 and 1997 as follows:

                                       1999            1998            1997

         General Partner fees        $175,000        $150,000        $150,000
         Legal fees                     9,999          17,000          10,000
         Office space                  15,000          15,000          15,000
         Interest at 10%              158,923         125,759          96,769
                                     --------        --------        --------

                                     $358,922        $307,759        $271,769
                                     ========        ========        ========

7.       LITIGATION

         In the past, litigation has been filed against the Partnership claiming breach of contract because lots guaranteed in the sales contract as being "high, dry and suitable for building" will not pass current county health department requirements regarding the installation of septic tanks and on-site sewage disposal systems. Management contends this language does not constitute a guarantee of soil conditions for sewer purposes and that even if it did, installation and use of septic tanks on these lots would have been permitted under county regulations in effect prior to August 1976 and that it had no way of knowing that stricter regulations would later be enacted. In the event litigation is filed which results in an unfavorable ruling, possible remedies could include: refunding the purchase price of the lots; building nitrification fields with fill dirt that would allow installation of sewage disposal systems on the lots; providing the litigants with lots that will pass current county health department requirements; and paying monetary damages. If mandated, the cost of such remedial action in the aggregate could be substantial. No provision for this contingent liability has been made in the accompanying financial statements; however, at December 31, 1999 no suits or claims are pending against the Partnership related to this matter.

8.       INCOME TAXES

         Results of operations of the Partnership are taxable to the partners and no recognition of Federal and state income tax is included in the financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.       LEASES

         The Company leases certain office and golf course equipment under operating leases. The minimum lease payments under operating leases for the years subsequent to December 31, 1999 are as follows:

                   2000                                   $  19,820
                   2001                                       9,720
                   2002                                       4,860
                                                          ----------

                                                          $  34,400
                                                          ----------

         Equipment rental and lease expense for the years ending December 31, 1999, 1998 and 1997 was $36,685, $35,854 and $31,984, respectively.

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

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

         LONG-TERM DEBT

         The fair value of long-term debt has been estimated by discounting the future cash flows using the current rates offered for debt issues with similar characteristics. The carrying amount of long-term debt approximates fair value at December 31, 1999 and 1998.

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

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The Partnership operates two business segments: property sales and a country club. Revenues and direct cost are separately stated in the financial statements. All revenues during the years ended December 31, 1999, 1998 and 1997 for both segments have been generated in the state of North Carolina. Operating loss, net loss, depreciation, identifiable assets and capital expenditures by business segment are summarized as follows:

                                          1999                1998                1997
         Operating loss:
            Property sales            $  (185,388)        $  (173,784)        $  (150,944)
            Country Club                 (192,953)           (162,131)            (78,707)
                                      -----------         -----------         -----------
                      Total           $  (378,341)        $  (335,915)        $  (229,651)
                                      ===========         ===========         ===========

         Net loss:
            Property sales            $  (184,122)        $  (173,784)        $  (150,250)
            Country Club                 (192,953)           (162,131)            (78,707)
                                      -----------         -----------         -----------
                      Total           $  (377,075)        $  (335,915)        $  (228,957)
                                      ===========         ===========         ===========

         Depreciation:
            Property sales            $     3,144         $     3,262         $     3,262
            Country Club                   62,970              60,397              58,303
                                      -----------         -----------         -----------
                      Total           $    66,114         $    63,659         $    61,565
                                      ===========         ===========         ===========

         Identifiable assets:
            Property sales            $   577,174         $   533,518         $   491,818
            Country Club                  518,167             573,770             567,510
                                      -----------         -----------         -----------
                      Total           $ 1,095,341         $ 1,107,288         $ 1,059,328
                                      ===========         ===========         ===========

         Capital expenditures:
            Property sales            $     3,486         $    73,557         $      --
            Country Club                   15,490             125,656              15,663
                                      -----------         -----------         -----------
                      Total           $    18,976         $   199,213         $    15,663
                                      ===========         ===========         ===========

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.      LIQUIDITY AND GOING CONCERN ISSUES

         Cash generated from Fox Squirrel Country Club and individual lot sales may not be sufficient to meet future operating costs, debt service and other cash requirements. Operating cash flows have been negative in each of the years ended December 31, 1999, 1998 and 1997. Further, at December 31, 1999, the current liabilities of the Partnership exceeded its current assets by $1,880,607. The partners' deficit at December 31, 1999 is $921,559. No reasonable offer has been received for the assets of the Partnership due principally to the fact that the majority of the land is wetland and that most of the unsold plotted lots do not satisfy current county health standards regarding the installation of septic tanks and on-site sewage disposal systems. If the Partnership's cash flow is less than the management's expectations, capital programs presently planned may be either postponed, scaled back, or eliminated, and certain operating expenditures may be either deferred or, in the case of payments to affiliates of the General Partner, accrued. Despite such contingency plans by management, the above mentioned factors indicate that the Partnership may be unable to continue in existence while attempting to complete the sale and liquidation of the Partnership's remaining assets. The financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership's recurring losses from operations and liquidity position raise substantial doubt about the entity's ability to continue while attempting to sell the remaining assets of the Partnership.

         The financial statements do not include any adjustments relating to the recoverability and classification of reported assets amounts or the amounts and classification of liabilities that might result should the Partnership be unable to continue in existence.

[PRICEWATERHOUSECOOPERS LETTERHEAD]



                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES



To the Partners
Reeves Telecom Limited Partnership


Our audits of the financial statements referred to in our report dated January 13, 2000, and appearing on page F-1 of this Form 10-K, also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.




/s/ PricewaterhouseCoopers LLP

January 13, 2000
Raleigh, North Carolina

                       REEVES TELECOM LIMITED PARTNERSHIP


                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                                 Additions
                                  Balance at     Charged to                   Changes     Balance at
                                  Beginning      Costs and                      Add         End of
       Description                of Period      Expenses      Deductions     (Deduct)      Period
----------------------------     -----------     ---------    ------------    -------    ------------
For year ended Dec. 31, 1999
   RE valuation allowance         $1,871,534      $14,961      $   15,442      $ -0-      $1,871,053
For year ended Dec. 31, 1998
   RE valuation allowance          1,886,624          -0-          15,090        -0-       1,871,534
For year ended Dec. 31, 1997
   RE valuation allowance          1,902,644          -0-          16,020        -0-       1,886,624


NOTES:
1. Additions to the real estate valuation allowance charged to costs and expenses reduce the reported book value of certain real estate held for sale to approximate market.
2. Deductions to the real estate valuation allowance reflect the sale of real estate to which the valuation allowance applies.

                       REEVES TELECOM LIMITED PARTNERSHIP


                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                                                         Life Upon
                                                                                                                           Which
                                                          Cost         Gross                                           Depreciation
                                                       Capitalized    Amount      Accum-                                in Latest
                                        Initial Cost   Subsequent     Carried     ulated                                  Income
                              Encum-         to            to         at End      Deprec-      Net         Date of     Statement is
         Description         brances    Partnership    Acquisition   of Period    iation    Book Value   Acquisition     Computed
--------------------------   --------   -----------    -----------   ----------   -------   ----------   -----------    ----------
Boiling Spring Lakes, NC:

 Building lots and land      $    -0-   $2,137,361     $   77,817    $2,171,725   $   -0-   $2,171,725   May 1980           N/A
 Improved lot held for
    resale                    120,000      130,047         14,914       144,961       -0-      144,961   April 1999         N/A
                              -------   ----------     ----------     ---------   -------   ----------
 Subtotal                     120,000    2,267,408         92,731     2,316,686       -0-    2,316,686                      N/A

Pimlico Plantation, SC:

 Building lots and land           -0-          500            -0-           500       -0-          500   May 1980           N/A
                             --------   ----------     ----------    ----------   -------   ----------
Beginning of period

Total at December 31, 1999   $120,000   $2,267,908     $   92,731    $2,317,186   $   -0-   $2,317,186
                             ========   ==========     ==========    ==========   =======   ==========

NOTES:
1.   All building lots and land held for sale are unimproved.
2. The amounts shown for Boiling Spring Lakes does not reflect valuation allowance of $1,871,053 at December 31, 1999. See Schedule II, "Valuation and Qualifying Accounts." The valuation allowance, established in previous years to reduce the carrying value of the Partnership's land in Boiling Spring Lakes to approximate market value, is reviewed from time to time to determine its adequacy and is reduced as land is sold.

    RECONCILIATION OF GROSS AND NET BOOK VALUE, AND ACCUMULATED DEPRECIATION


                                          Gross         Accumulated          Net
                                        Book Value      Depreciation      Book Value
                                        ----------      ------------      ----------
Year Ended December 31, 1999

Balance at beginning of period          $2,215,678          $-0-          $2,215,678
Additions during period:
   Acquisitions                            130,047           -0-             130,047
   Improvements                             14,914           -0-              14,914
Deductions during period:
   Cost of real estate sold                 43,454           -0-              43,454
                                        ----------          ----          ----------
Balance at end of period                $2,317,186          $-0-          $2,317,186
                                        ==========          ====          ==========

Year Ended December 31, 1998

Balance at beginning of period          $2,174,545          $-0-          $2,174,545
Additions during period:
   Acquisitions                                -0-           -0-                 -0-
   Improvements                             77,817           -0-              77,817
Deductions during period:
   Cost of real estate sold                 36,584           -0-              36,584
                                        ----------          ----          ----------
Balance at end of period                $2,215,678          $-0-          $2,215,678
                                        ==========          ====          ==========