Form 10-Q
period 2000-03-31
REEVES TELECOM LTD PARTNERSHIP
filed 2000-05-12
CIK 314741

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2000

                             Commission File #0-9305

                       REEVES TELECOM LIMITED PARTNERSHIP
                  (name changed from Reeves Telecom Associates)
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

    South Carolina                                        57-0700063
------------------------                        -------------------------------
(State of Incorporation)                         (I.R.S. Employer I.D. Number)


c/o Grace Property Management Inc.
P. O. Box 163
55 Brookville Road
Glen Head, New York                                               11545
--------------------------------------------------------------------------------
(Address of General Partner)                                    (Zip Code)

                                 (516) 686-2201
                -------------------------------------------------
               (Registrants telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)   No ( )

                          PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  BALANCE SHEET


                                                     March 31,         December 31,
                                                       2000              1999
                                                    (UNAUDITED)        (AUDITED)
                                                    -----------        ------------
           Assets
           ------

Current Assets:

      Cash and cash equivalents                     $    94,407        $   129,954
      Prepaid and other current assets                    3,977              4,907
                                                    -----------        -----------
                                                         98,384            134,861

Properties held for sale and related
  buildings and equipment, net                          937,290            960,480
                                                    -----------        -----------

      Total Assets                                  $ 1,035,674        $ 1,095,341
                                                    ===========        ===========


Liabilities and Partners' Deficit
---------------------------------

Current Liabilities:
      Accounts payable and
         accrued expenses                           $    48,732        $   102,210
      Accrued expenses, affiliates                    1,868,404          1,772,994
      Current maturities of long-
         term debt                                      138,025            140,264
                                                    -----------        -----------
                                                      2,055,161          2,015,468

Long-Term Debt, Less:  Current
  Maturities                                                 --              1,432
                                                    -----------        -----------

      Total Liabilities                               2,055,161          2,016,900

Partners' Deficit                                    (1,019,487)          (921,559)
                                                    -----------        -----------

      Total Liabilities and
      Partners' Deficit                             $ 1,035,674        $ 1,095,341
                                                    ===========        ===========

                       REEVES TELECOM LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNERS' DEFICIT

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                           2000                  1999
                                                       -----------           -----------
Operating revenues:
   Property sales                                      $    69,571           $   146,778
   Country Club revenue                                     95,588                91,903
   Interest income and finance chargers                        920                   187
                                                       -----------           -----------

                                                           166,079               238,868
                                                       -----------           -----------

Operating Costs and Expenses:
   Direct costs of property sold                             7,192                13,185
   Direct costs of country club revenue                     10,692                10,546
   Selling, general and administrative
      expenses of Country Club                              96,669                87,053
   Selling, general and administrative
      expenses                                              87,611               119,952
   Depreciation                                             15,217                17,593
   Interest                                                 45,847                37,527
                                                       -----------           -----------

                                                           263,228               285,856
                                                       -----------           -----------

   Operating Loss:                                         (97,149)              (46,988)

Other Income/Expenses:
      Loss on disposal of fixed assets                        (779)                   --
                                                       -----------           -----------

Net Loss                                                   (97,928)              (46,988)

Partners' deficit at beginning
  of period                                               (921,559)             (544,484)
                                                       -----------           -----------

Partners' deficit at end of period                     $(1,019,487)          $  (591,472)
                                                       ===========           ===========


Loss per partnership unit                              $     (0.05)          $   ( 0.03)
                                                       ===========           ===========

Weighted average partnership units
  issued and outstanding                                 1,828,148             1,828,148
                                                       -----------           -----------

                       REEVES TELECOM LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                                   2000                1999
                                                                ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                      $ (97,928)          $ (46,988)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
         Depreciation                                               15,217              17,593
         Change in assets and liabilities:
            Decrease in prepaid and other
              current assets                                           930               8,935
            Decrease in property held for sale                       7,973              17,185
            (Decrease) in accounts payable
              and accrued expenses                                 (53,478)             (2,739)
                                                                 ---------           ---------

   Net cash used in operating activities                          (127,286)             (6,014)
                                                                 ---------           ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of land improvements,
      buildings and equipment                                           --           $ (12,044)
                                                                 ---------           ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

   (Decrease) in notes payable                                   $  (3,671)          $  (3,372)
   Increase in accrued expenses, affiliates                         95,410              49,188
                                                                 ---------           ---------

   Net cash provided by financing
      activities                                                    91,739              45,816
                                                                 ---------           ---------

NET INCREASE (DECREASE) IN CASH                                  $ (35,547)          $  27,758

CASH BALANCE - BEGINNING                                           129,954              69,864
                                                                 ---------           ---------

CASH BALANCE - ENDING                                            $  94,407           $  97,622
                                                                 =========           =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2000
                                   (Unaudited)

ITEM 2.  Management Discussion and Analysis of Financial
         Condition and Results of Operations.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000.

         Certain amounts in the income statement for the interim period ended March 31, 1999 have been restated to conform with the presentation of the results for the interim period ended March 31, 2000. There is no change in the net loss recorded for the interim period ended March 31, 1999 as a result of such restatements.

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

         For the three months ended March 31, 2000 and 1999 revenue from land sales was $69,571 and $146,778, respectively. The Partnership sold 11 individual undeveloped lots during the first quarter of fiscal 2000, compared to 19 in the year ago quarter. In addition, the Partnership generated no revenue from the sale of commercial lots during the first quarter of fiscal 2000, whereas 2 commercial lots and 1 small commercial lot were sold during the first quarter of 1999. Management attributes the decline in revenue to a slightly less favorable real estate market

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2000
                                   (Unaudited)


         this year than last, which, in turn, is due principally to general concerns about interest rates and the ability of potential real estate buyers to obtain mortgages on favorable terms.

         Revenue at Fox Squirrel Country Club during the first three months of 2000 was $95,588, compared to $91,903 for the same period last year. Increased revenue from the food and beverage service and higher greens fees from non-member rounds played, more than offset slight decreases in revenue from cart rentals and dues.

         Direct costs of property sold for the first quarter of 2000 and 1999 were $7,192 and $13,185, respectively. Management attributes the decline in costs in part to the lower number of residential lots sold this year than last, and in part to the relative mix of lots - residential and commercial - sold during each period.

         Selling, general and administrative expenses were $87,611 and $119,952 for the first quarter of 2000 and 1999, respectively. Management attributes the decline principally to the absence during the current year of one-time expenses incurred last year relating to the purchase of certain real estate acquired for resale.

         Selling, general and administrative expenses of the country club were $96,669 for the first quarter of 2000, compared to $87,053 for the same period last year. Management attributes the increase principally to the timing of expenditures relating to maintenance of the golf course. All other things being equal, Management expects that maintenance expense for the first half of fiscal 2000 will approximate last year's total.

ITEM 6.  Exhibits and Reports on Form 8-K

         The Partnership filed no reports on Form 8-K for the quarter ended March 31, 2000.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2000

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




                                    REEVES TELECOM LIMITED PARTNERSHIP



                                    By:  Grace Property Management Inc.
                                         General Partner


                                    By:  /s/ JOHN S. GRACE
                                         ------------------------------
                                         John S. Grace
                                         President


Dated: May 12, 2000