Form 10-Q
period 2000-06-30
REEVES TELECOM LTD PARTNERSHIP
filed 2000-08-14
CIK 314741

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2000

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

Yes (X) No ( )

                          PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  BALANCE SHEET




                                                June 30,         December 31,
                                                  2000              1999
                                               (UNAUDITED)        (AUDITED)
                                               -----------       -----------
         Assets
         ------

Current Assets:

         Cash and cash equivalents             $   234,134       $   129,954
         Prepaid and other current assets            4,010             4,907
                                               -----------       -----------
                                                   238,144           134,861

Properties held for sale and related
 buildings and equipment, net                      938,999           960,480
                                               -----------       -----------


         Total Assets                          $ 1,177,143       $ 1,095,341
                                               ===========       ===========


Liabilities and Partners' Deficit
---------------------------------

Current Liabilities:
         Accounts payable and
          accrued expenses                     $    49,625       $   102,210
         Accrued expenses, affiliates            1,967,734         1,772,994
         Current maturities of long-
          term debt                                133,290           140,264
         Deposit - land sale                       100,000              --
                                               -----------       -----------
                                                 2,250,649         2,015,468

Long-Term Debt, Less:  Current
 Maturities                                           --               1,432
                                               -----------       -----------

         Total Liabilities                       2,250,649         2,016,900

Partners' Deficit                               (1,073,506)         (921,559)
                                               -----------       -----------
         Total Liabilities and
         Partners' Deficit                     $ 1,177,143       $ 1,095,341
                                               ===========       ===========

                       REEVES TELECOM LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNERS' DEFICIT

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)



                                                  2000              1999
                                              -----------       -----------
Operating Revenues:
    Property sales                            $   199,816       $   364,982
    Country Club revenue                          196,282           204,596
    Interest income and finance charges             1,770               721
                                              -----------       -----------

                                                  397,868           570,299
                                              -----------       -----------

Operating Costs and Expenses:
    Direct costs of property sold                  15,789           140,412
    Direct costs of Country Club revenue           20,199            19,178
    Selling, general and administrative
     expenses of Country Club                     175,725           172,296
    Selling, general and administrative
     expenses                                     214,017           241,845
    Depreciation                                   29,268            35,041
    Interest                                       94,038            77,163
                                              -----------       -----------

                                                  549,036           685,935
                                              -----------       -----------

    Operating Loss                               (151,168)         (115,636)

Other Income/Expenses:
     Loss on disposal of fixed assets                (779)             --
                                              -----------       -----------

Net Loss                                         (151,947)         (115,636)

Partners' deficit at beginning
 of period                                       (921,559)         (544,484)
                                              -----------       -----------

Partners' deficit at end of period            $(1,073,506)      $  (660,120)
                                              ===========       ===========


Loss per partnership unit                     $     (0.08)      $     (0.06)
                                              ===========       ===========

Weighted average partnership units
    issued and outstanding                      1,828,148         1,828,148
                                              -----------       -----------

                       REEVES TELECOM LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNERS' DEFICIT

                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)



                                                  2000              1999
                                              -----------       -----------
Operating Revenues:
    Property sales                            $   130,245       $   218,204
    Country Club revenue                          100,694           112,693
    Interest income and finance charges               850               534
                                              -----------       -----------

                                                  231,789           331,431
                                              -----------       -----------

Operating Costs and Expenses:
    Direct costs of property sold                   8,597           127,227
    Direct costs of Country Club revenue            9,507             8,632
    Selling, general and administrative
     expenses of Country Club                      79,056            85,243
    Selling, general and administrative
     expenses                                     126,406           121,893
    Depreciation                                   14,051            17,448
    Interest                                       48,191            39,636
                                              -----------       -----------

                                                  285,808           400,079
                                              -----------       -----------


Net Loss                                          (54,019)          (68,648)

Partners' deficit at beginning
 of period                                     (1,019,487)         (591,472)
                                              -----------       -----------

Partners' deficit at end of period            $(1,073,506)      $  (660,120)
                                              ===========       ===========


Loss per partnership unit                     $     (0.03)      $     (0.04)
                                              ===========       ===========

Weighted average partnership units
    issued and outstanding                      1,828,148         1,828,148
                                              -----------       -----------

                       REEVES TELECOM LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                        2000            1999
                                                     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                         $(151,947)      $(115,636)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
           Depreciation                                 29,268          35,041
           Change in assets and liabilities:
               Decrease in prepaid and other
                current assets                             897           8,106
               (Increase) Decrease in property
                held for sale                           (7,787)         20,271
               (Decrease) in accounts payable
                and accrued expenses                   (52,585)        (47,299)
               Increase in deposits - land sale        100,000            --
                                                     ---------       ---------
    Net cash used in operating activities              (82,154)        (99,517)
                                                     ---------       ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of land improvements,
        buildings and equipment                      $    --         $(132,401)
    Disposition of developed property                     --           119,629
                                                     ---------       ---------
    Net cash used in investing activities                 --           (12,772)
                                                     ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

    (Decrease) in notes payable                      $  (7,422)      $  (6,816)
    Increase in accrued expenses, affiliates           194,740         176,108
    (Repayment) under line of credit                      --          (112,000)
    Increase (Decrease) in mortgage payable               (984)        120,000
                                                     ---------       ---------
    Net cash provided by financing activities          186,334         177,292
                                                     ---------       ---------


NET INCREASE IN CASH                                 $ 104,180       $  65,003

CASH BALANCE - BEGINNING                               129,954          69,864
                                                     ---------       ---------

CASH BALANCE - ENDING                                $ 234,134       $ 134,867
                                                     =========       =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                               2000            1999
                                                            ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                $ (54,019)      $ (68,648)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
           Depreciation                                        14,051          17,448
           Change in assets and liabilities:
               (Increase) in prepaid and other
                current assets                                    (33)           (829)
               (Increase) Decrease in property held
                for sale                                      (15,760)          7,086
               Increase (Decrease) in accounts payable
                and accrued expenses                              893         (44,560)
               Increase in deposits - land sale               100,000            --
                                                            ---------       ---------
    Net cash provided by (used in) operating
        activities                                             45,132         (89,503)
                                                            ---------       ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of land improvements,
        buildings and equipment                                  --         $(124,357)
    Disposition of developed property                            --           119,629
                                                            ---------       ---------
    Net cash used in investing activities                        --            (4,728)
                                                            ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

    (Decrease) in notes payable                             $  (3,751)      $  (3,444)
    Increase in accrued expenses, affiliates                   99,330         126,920
    (Repayment) under line of credit                             --          (112,000)
    Increase (Decrease) in mortgage payable                      (984)        120,000
                                                            ---------       ---------
    Net cash provided by financing activities                  94,595         131,476
                                                            ---------       ---------


NET INCREASE IN CASH                                        $ 139,727       $  37,245

CASH BALANCE - BEGINNING                                       94,407          97,622
                                                            ---------       ---------

CASH BALANCE - ENDING                                       $ 234,134       $ 134,867
                                                            =========       =========

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 2000
                                   (Unaudited)

NOTE 1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000.

         Certain amounts in the income statement for the interim period ended June 30, 1999 have been reclassified to conform with the presentation of the results for the interim period ended June 30, 2000. There is no change in the net loss recorded for the interim period ended June 30, 1999 as a result of such reclassifications.

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

         For the six months ended June 30, 2000 and 1999 revenue from property sales was $199,816 and $364,982, respectively. The Partnership sold 30 individual undeveloped lots during the first half of fiscal 2000, compared to 38 in the same period last year. In addition, the Partnership generated no revenue from the sale of commercial lots or developed lots during the first half of fiscal 2000, whereas two commercial lots, one small commercial lot and one developed lot were sold during the first half of 1999. Management attributes the decline in revenue principally to (i) the fact that the Partnership generally

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 2000
                                   (Unaudited)

         records as revenue the sale price of the house on an individual developed lot sold, and one individual developed lot was sold last year while none were sold this year, and (ii) the sale last year of commercial property, whereas no commercial property was sold this year.

         Revenue at Fox Squirrel Country Club during the first six months of 2000 was $196,282, compared to $204,596 for the same period last year. Management attributes the decrease principally to a 12% decline in the number of non-member rounds played, which Management believes is due principally to generally more favorable weather in the Northeast during the second quarter of 2000 than in the same period last year, which meant fewer golfers traveling from the Northeast to the Wilmington, NC
         - Myrtle Beach, SC corridor than last year. An increase in greens fees per non-member round partially offset the decline in non-member rounds played.

         Direct costs of property sold for the first half of 2000 and 1999 were $15,789 and $140,412, respectively. Management attributes the decline in costs principally to the sale during the first half of last year of a developed lot, which costs includes the cost of construction of the house on the lot, while no developed lots were sold during the first half of 2000.

         Selling, general and administrative expenses were $214,017 and $241,845 for the first half of 2000 and 1999, respectively. Management attributes the decrease principally to the absence during the current year of one-time expenses incurred last year relating to the purchase of certain real estate acquired for resale.

         Selling, general and administrative expenses of the country club were $175,725 for the first half of 2000, compared to $172,296 for the same period last year. Slightly higher equipment and insurance expenses offset lower maintenance costs.

         Subsequent to the end of the second quarter, the Partnership closed on the first of two large property sales to The Nature Conservancy. The Partnership sold certain large tracts of undeveloped land, mostly wetlands and woodlands, for an aggregate sale price of $1,625,850. Management expects that the second sale, involving certain individual undeveloped lots and certain land suitable for commercial development for an aggregate sale price of $774,150, will close on or about August 31, 2000. The total number of acres involved in both transactions is approximately 5,127. Reference is made to the more detailed information on both transactions set forth on Form 8-K filed with the U.S Securities and Exchange Commission on June 29, 2000.


ITEM 6.  Exhibits and Reports on Form 8-K

         The Partnership filed a report on Form 8-K on June 29, 2000. The report describes the two property sale agreements between the Partnership and The Nature Conservancy.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 2000

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



Dated: August 14, 2000