Form 10-Q
period 2000-09-30
REEVES TELECOM LTD PARTNERSHIP
filed 2000-11-14
CIK 314741

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2000

                             Commission File #0-9305



                       REEVES TELECOM LIMITED PARTNERSHIP
                  (name changed from Reeves Telecom Associates)
             ------------------------------------------------------
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

Yes (X)   No ( )

                          PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                                                  September 30,           December 31,
                                                                      2000                    1999
                                                                   (UNAUDITED)              (AUDITED)
                                                                 ---------------         --------------
        Assets
        ------

Current Assets:

       Cash and cash equivalents                                 $       216,940         $      129,954
       Prepaid and other current assets                                    4,019                  4,907
                                                                 ---------------         --------------
                                                                         220,959                134,861

       Properties held for development or sale
        and related buildings and equipment, net                         864,632                960,480
                                                                 ---------------         --------------
            Total Assets                                         $     1,085,591         $    1,095,341
                                                                 ===============         ==============


Liabilities and Partners' Capital/(Deficit)
----------------------------------------------

Current Liabilities:
       Accounts payable and accrued expenses                     $        72,284         $      102,210
       Accrued expenses affiliates                                        57,168              1,772,994
       Current maturities of long term debt                              128,536                140,264
                                                                 ---------------         --------------
                                                                         257,988              2,015,468

Long Term Debt, Less: Current Maturities                                       -                  1,432
                                                                 ---------------         --------------
            Total Liabilities                                            257,988              2,016,900

Partners' Capital/(Deficit)                                              827,603               (921,559)
                                                                 ---------------         --------------
            Total Liabilities and
            Partners' Capital/(Deficit)                          $     1,085,591         $    1,095,341
                                                                 ===============         ==============

                       REEVES TELECOM LIMITED PARTNERSHIP

            STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL/(DEFICIT)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                                        2000                1999
                                                                    ------------        ------------
Operating Revenues:
       Property sales                                               $  2,653,426        $    463,539
       Country Club revenue                                              273,930             285,179
       Interest income & finance charges                                  16,253               2,871
                                                                    ------------        ------------
                                                                       2,943,609             751,589
                                                                    ------------        ------------
Operating Costs and Expenses:
       Direct costs of property sold                                     342,784             145,934
       Direct costs of Country Club revenue                               29,764              26,852
       Selling, general and administrative
         expenses of Country Club                                        256,261             264,758
       Selling, general and administrative
         expenses                                                        379,661             359,168
       Depreciation                                                       44,138              51,957
       Interest                                                          141,060             118,566
                                                                    ------------        ------------
                                                                       1,193,668             967,235
                                                                    ------------        ------------
Operating Income/(Loss)                                                1,749,941            (215,646)

Other Income/Expenses:
       Loss on disposal of fixed assets                                     (779)                  -
                                                                    ------------        ------------
Net Income or (Loss)                                                   1,749,162            (215,646)

Partners' deficit at beginning of period                                (921,559)           (544,484)
                                                                    ------------        ------------
Partners' capital/(deficit) at end of period                        $    827,603        $   (760,130)
                                                                    ============        ============

Income or (loss) per partnership unit                               $       0.96        $      (0.12)
                                                                    ============        ============

Weighted average partnership units
 issued and outstanding                                                1,828,148           1,828,148
                                                                    ============        ============

                       REEVES TELECOM LIMITED PARTNERSHIP

            STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL/(DEFICIT)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                                        2000                1999
                                                                    ------------        ------------
Operating Revenues:
       Property sales                                               $  2,453,610        $     98,557
       Country Club revenue                                               77,648              80,583
       Interest income & finance charges                                  14,483               2,150
                                                                    ------------        ------------
                                                                       2,545,741             181,290
                                                                    ------------        ------------
Operating Costs and Expenses:
       Direct costs of property sold                                     326,995               5,522
       Direct costs of Country Club revenue                                9,565               7,674
       Selling, general and administrative
         expenses of Country Club                                         80,536              92,462
       Selling, general and administrative
         expenses                                                        165,644             117,323
       Depreciation                                                       14,870              16,916
       Interest                                                           47,022              41,403
                                                                    ------------        ------------
                                                                         644,632             281,300
                                                                    ------------        ------------
Operating Income/(Loss)                                                1,901,109            (100,010)

Other Income/Expenses:
       Loss on disposal of fixed assets                                        -                   -
                                                                    ------------        ------------
Net Income or (Loss)                                                   1,901,109            (100,010)

Partners' deficit at beginning of period                              (1,073,506)           (660,120)
                                                                    ------------        ------------
Partners' capital/(deficit) at end of period                        $    827,603        $   (760,130)
                                                                    ============        ============

Income or (loss) per partnership unit                               $       1.04        $      (0.05)
                                                                    ============        ============

Weighted average partnership units
 issued and outstanding                                                1,828,148           1,828,148
                                                                    ============        ============

                       REEVES TELECOM LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                                                    2000                1999
                                                                                ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net income/(loss)                                                        $  1,749,162        $   (215,646)
       Adjustments to reconcile net income/(loss)
         to net cash used in operating activities:
           Depreciation                                                               44,138              51,957
           Change in assets and liabilities:
             Decrease in prepaid and other current assets                                888               5,176
             Decrease in property held for sale                                       51,710              26,305
             (Decrease) in accounts payable and accrued expenses                     (29,926)            (36,211)

                                                                                ------------        ------------
       Net cash provided by/(used) in operating activities                         1,815,972            (168,419)

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchase of land improvements, building and equipment                    $          -        $   (137,983)
       Disposition of developed property                                                   -             119,629
                                                                                ------------        ------------
       Net cash used in investing activities                                               -             (18,354)
                                                                                ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

       (Decrease) in notes payable                                              $    (11,253)       $    (20,334)
       Increase/(Decrease) in accrued expenses, affiliates                        (1,715,826)            265,844
       (Repayment) under line of credit                                                    -            (112,000)
       Increase/(Decrease) in mortgage payable                                        (1,907)            120,000
                                                                                ------------        ------------
       Net cash provided (used) by financing activities                           (1,728,986)            253,510
                                                                                ------------        ------------

NET INCREASE IN CASH                                                            $     86,986        $     66,737

CASH BALANCE - BEGINNING                                                             129,954              69,864
                                                                                ------------        ------------
CASH BALANCE - ENDING                                                           $    216,940        $    136,601
                                                                                ============        ============

                       REEVES TELECOM LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                                                    2000                1999
                                                                                ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net income/(loss)                                                        $  1,901,109        $   (100,010)
       Adjustments to reconcile net income/(loss)
         to net cash used in operating activities:
           Depreciation                                                               14,870              16,916
           Change in assets and liabilities:
             (Increase) in prepaid and other current assets                               (9)             (2,930)
             Decrease in property held for sale                                       59,497               6,034
             Increase in accounts payable and accrued expenses                        22,659              11,088
             (Decrease) in deposits - land sale                                     (100,000)                  -

                                                                                ------------        ------------
       Net cash provided by/(used) in operating activities                         1,898,126             (68,902)

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchase of land improvements, building and equipment                    $          -        $     (5,582)
       Disposition of developed property                                                   -                   -
                                                                                ------------        ------------
       Net cash used in investing activities                                               -              (5,582)
                                                                                ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

       (Decrease) in notes payable                                              $     (3,831)       $    (13,518)
       Increase/(Decrease) in accrued expenses, affiliates                        (1,910,566)             89,736
       (Repayment) under line of credit                                                    -                   -
       (Decrease) in mortgage payable                                                   (923)                  -
                                                                                ------------        ------------
       Net cash provided (used) by financing activities                           (1,915,320)             76,218
                                                                                ------------        ------------

NET INCREASE IN CASH                                                            $    (17,194)       $      1,734

CASH BALANCE - BEGINNING                                                             234,134             134,867
                                                                                ------------        ------------
CASH BALANCE - ENDING                                                           $    216,940        $    136,601
                                                                                ============        ============

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2000
                                   (Unaudited)


NOTE 1.  Basis of Presentation

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000.

            Certain amounts in the income statement for the interim period ended September 30, 1999 have been reclassified to conform with the presentation of the results for the interim period ended September 30, 2000. There is no change in the net loss recorded for the interim period ended September 30, 1999 as a result of such reclassifications.

            Subsequent to the end of the third quarter, the Partnership agreed to sell Fox Squirrel Country Club for consideration totaling $862,500, consisting of $150,000 in cash and $712,500 in a note taken back from the purchaser. The note will bear interest at an annual rate of 9.75%, require quarterly interest payments, will be secured by a first mortgage on the assets of Fox Squirrel, and will mature on the third anniversary of the closing date. Management expects that the transaction will close during the first quarter of 2001.

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

            During the third quarter of 2000, the Partnership completed two transactions involving the sale of approximately 5,127 acres of land to The Nature Conservancy. The first

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2000
                                   (Unaudited)


            transaction involved the sale of certain large tracts of undeveloped land, mostly wetlands and woodlands, for an aggregate of $1,625,850 and closed in July. The second transaction involved the sale of certain individual undeveloped lots, small tracts and certain land suitable for commercial development for an aggregate of $774,150 and closed in September. The Partnership realized a profit of approximately $2,080,670 from the two transactions. Reference is made to the more detailed information on both transactions set forth on Form 8-K filed with the U.S. Securities and Exchange Commission on June 29, 2000.

            Revenue from property sales was $2,653,426 for the nine months ended September 30, 2000. Excluding the two sales to The Nature Conservancy, revenue from property sales was $253,426 resulting from the sale of 44 small undeveloped lots. By comparison, for the nine months ended September 30, 1999, the Partnership sold 54 small undeveloped lots, 2 commercial lots, one developed lot, one small commercial lot and one parcel of unplatted, undeveloped land comprising approximately 1-1/2 acres for total revenue of $463,539. Management attributes the decrease in revenue to fewer lots sold this year than last, principally due to a slight lessening in demand for real estate in the area this year compared to last year. As used above, a "developed" lot is one on which the Partnership has built a house with the intent of selling both the house and the lot to generate a profit exceeding that which the Partnership would earn had it sold only the undeveloped lot.

            Revenue at Fox Squirrel Country Club during the first three quarters of 2000 was $273,930, compared to $285,179 for the same period in 1999. Management attributes the decline principally to generally more favorable weather in the Northeast during the first half of 2000 than in last year, which meant fewer golfers traveling from the Northeast to the Wilmington, NC - Myrtle Beach, SC corridor than last year. An increase in greens fees per non-member round partially offset the decline in non-member rounds played.

            Direct cost of property sold for the first three quarters of 2000 was $342,784. The land sold to The Nature Conservancy had a cost basis of $79,331, which amount is the difference between the gross book value of $1,347,977 and the applicable valuation allowance of $1,268,646. Excluding the sales to The Nature Conservancy, the direct cost of land sold was $18,457, compared to $145,934 for the same period in 1999. Management attributes the decline principally to the fact that no developed lots were sold this year, whereas one such lot was sold last year and the cost of land sales includes the construction cost of the sold house.

            Selling, general and administrative expenses were $379,661 and $359,168 for the nine months ended September 30, 2000 and 1999, respectively. Management attributes the increase principally to higher property taxes and employee compensation compared to last year.

            Selling, general and administrative expenses for Fox Squirrel for the nine months ended September 30, 2000 and 1999 were $256,261 and $264,758, respectively. Management attributes the decline principally to lower equipment rental and maintenance costs, which more than offset somewhat higher insurance costs and costs associated with the Dining Service.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2000
                                   (Unaudited)


            Subsequent to the end of the third quarter, the Partnership agreed to sell Fox Squirrel Country Club for consideration totaling $862,500, consisting of $150,000 in cash and $712,500 in a note taken back from the purchaser. The note will bear interest at an annual rate of 9.75%, require quarterly interest payments, will be secured by a first mortgage on the assets of Fox Squirrel, and will mature on the third anniversary of the closing date. Management expects that the transaction will close during the first quarter of 2001.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2000
                                   (Unaudited)


                                     PART II


ITEM 6.  Exhibits and Reports on Form 8-K.

            (a) Attached as an exhibit to this Form 10-Q is a copy of the agreement relating to the sale of Fox Squirrel Country Club.

            (b) No reports were filed on Form 8-K for the quarter ended September 30, 2000.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2000
                                   (Unaudited)


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



                                       REEVES TELECOM LIMITED PARTNERSHIP


                                            By:   Grace Property Management Inc.
                                                  General Partner


                                            By:   /s/  JOHN S. GRACE
                                                ----------------------
                                                  John S. Grace
                                                  President



November 13, 2000