Form 10-K
period 2000-12-31
REEVES TELECOM LTD PARTNERSHIP
filed 2001-03-29
CIK 314741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                                         -----------------------
     TO
        ----------------------

COMMISSION FILE NUMBER:                          110-9305


                       REEVES TELECOM LIMITED PARTNERSHIP
                  (NAME CHANGED FROM REEVES TELECOM ASSOCIATES)
                 -----------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              SOUTH CAROLINA                                   57-0700063
 ---------------------------------                    --------------------------
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

                                                     YES     X         NO
                                                            ---             ---

ON MARCH 23, 2001, THE REGISTRANT HAD OUTSTANDING 1,812,062 PARTNERSHIP UNITS. SEE ITEM 5. THERE IS NO ACTIVE MARKET FOR THE PARTNERSHIP UNITS. AS OF MARCH 23, 2001, NON-AFFILIATES HELD 1,171,717 PARTNERSHIP UNITS.

                                         TABLE OF CONTENTS

                                                                                           Page
                                                                                          ------
PART I..................................................................................    2
   Item 1. Business.....................................................................    2
   Item 2. Properties...................................................................    8
   Item 3. Legal Proceedings............................................................   10
   Item 4. Submission of Matters to a Vote of Unit Holders..............................   10
PART II.................................................................................   11
   Item 5. Market for Registrant's Partnership Units and Related Security Matters.......   11
   Item 6. Selected Financial Data......................................................   11
   Item 7. Management Discussion and Analysis of Financial Condition and
              Results of Operations.....................................................   13
   Item 7A. Quantitative and Qualitative Disclosures about Market Risk..................   16
   Item 8. Financial Statements and Supplementary Data..................................   16
   Item 9. Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure......................................................   16
PART III................................................................................   17
   Item 10. Directors and Executive Officers of Registrant..............................   17
   Item 11. Executive Compensation......................................................   17
   Item 12. Security Ownership of Certain Beneficial Owners and Management..............   17
   Item 13. Certain Relationships and Related Transactions..............................   18
PART IV.................................................................................   20
   Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K...........   20
SIGNATURES..............................................................................   23

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Reeves Telecom Limited Partnership (the "Registrant" or the "Partnership") is a South Carolina Limited Partnership formed for the purpose of accepting certain assets and liabilities from its predecessor corporation, Reeves Telecom Corporation (the "Corporation"). The Corporation sold its principal assets during the twelve-month period ended May 15, 1980 and distributed cash and the limited partnership units of the Partnership to its former shareholders as a liquidation distribution. The partnership units were registered under the Securities Act of 1933 by the filing of a Registration Statement pursuant to Form S-14 (File No. 2-66452) which became effective April 8, 1980 and pursuant to which a Proxy Statement/Prospectus dated April 14, 1980 was mailed to all shareholders. Reference is made to said Registration Statement and said Proxy Statement/Prospectus for a description of the liquidation of the Corporation and the formation of the Partnership. The Partnership was initially organized October 25, 1979 but had only nominal assets and no liabilities until May 15, 1980. To reflect a change in South Carolina law, the Partnership's name was changed from Reeves Telecom Associates to Reeves Telecom Limited Partnership on January 21, 1987.


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

NARRATIVE DESCRIPTION OF BUSINESS

     The principal asset of the Partnership is real estate for development located in the City of Boiling Spring Lakes, in Brunswick County, North Carolina, where, until March 9, 2001, the Partnership also owned and operated a golf course and country club (see Item 2, "Properties").

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

     Beginning in June 1993, Management has focused on the sale of individual lots and other means of generating revenue. The Partnership also became increasingly involved in the management and operation of the golf course and country club which was sold in March 2001.


                              BOILING SPRING LAKES

- REAL ESTATE SALES

     The Partnership sold approximately 5,127 acres of land to The Nature Conservancy in two transactions during fiscal 2000. The first transaction involved the sale of certain large tracts of undeveloped land, mostly wetlands and woodlands, for an aggregate of $1,625,850 and closed in July 2000. The second transaction involved the sale of certain individual undeveloped lots, small tracts and certain land suitable for commercial development for an aggregate of $774,150 and closed in September 2000. The Partnership realized a profit of approximately $2,081,000 from the two transactions. Reference is made to the more detailed information on both transactions set forth on Form 8-K filed with the U.S. Securities and Exchange Commission on June 29, 2000.

     Other than from the two transactions with The Nature Conservancy, revenue for each of the last five fiscal years ended December 31 is shown on Table 1, below.

                       TABLE 1: REVENUE FROM REAL ESTATE SALES




                    No. of Individual Lots Sold          Other           Total
                   Improved            Unimproved       Parcels        Revenues
                   --------            ----------       -------        ---------
Fiscal 2000            0                   56              1            $435,169
Fiscal 1999            1                   68              7             555,441
Fiscal 1998            1                   52              0             435,046
Fiscal 1997            2                   55              0             411,609
Fiscal 1996            1                   49              1             463,051


     As used in Table 1, the term "individual lot" refers to a platted residential lot comprising about 1/4 acre. The term "improved" refers to an individual lot on which the construction of a house has been started and, in some cases, completed. The term "unimproved" refers to an individual lot on which construction of a house has not yet been started. The term "other parcels" refers to unplatted parcels, large tracts and commercial lots described below

     During 2000, the Partnership sold one unplatted one-acre parcel for $25,000. During 1999, the Partnership sold one improved lot for approximately $130,800, which generated a profit of approximately $11,200. In addition, the Partnership sold four 1/2-acre unimproved commercial lots, one unplatted lot comprising approximately 1 1/2 acres, and two 1/2-acre unplatted lots for an aggregate sales price of approximately $56,800. During 1998, the Partnership sold one improved lot for approximately $117,300, which generated a profit of approximately $13,700.


- FOX SQUIRREL COUNTRY CLUB

     Fox Squirrel Country Club ("Fox Squirrel") is a semi-private golf course and country club. Its 18-hole golf course serves as the centerpiece of the Boiling Spring Lakes development. Management believes that its attraction as a recreational facility to those who are considering purchasing or building a home in the region allows the Partnership to generate more lot sales, at a higher sales price per lot, than would be the case in the absence of such a facility.

     On March 9, 2001, the Partnership sold the assets of Fox Squirrel to WW-Golf & Services, LLC, a South Carolina limited liability company, for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable (the "Promissory Note"). The Promissory Note has an initial principal amount of $712,500, bears interest at an annual rate of 9.5%, and matures on March 9, 2004. The borrower is obligated to make payments of principal and interest as follows: (i) monthly payments of $6,641 per month commencing April 9, 2001 up to and including February 9, 2004, and (ii) a final payment of $677,642 on March 9, 2004. The Partnership has a security interest in all of the assets sold until the Promissory Note has been paid in full. The borrower may extend the maturity of the note if the Partnership has not completed remediation of certain environmental contamination from an underground storage tank formerly located on the golf club grounds. Remediation work has been completed as of December 31, 2000 and the Partnership is waiting for a closure letter from the State of North Carolina.

     The Partnership's revenue and operating loss from Fox Squirrel for the last five fiscal years are shown on Table 2, below.



                       TABLE 2: REVENUE AND OPERATING LOSS
                         FROM FOX SQUIRREL COUNTRY CLUB

                                                                    Operating
                                            Revenue                    Loss
                                            -------                    ----
Fiscal 2000                                $ 332,462               $(214,975)
Fiscal 1999                                  355,506                (192,953)
Fiscal 1998                                  437,436                (162,131)
Fiscal 1997                                  373,972                 (78,707)
Fiscal 1996                                  358,580                (144,220)


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


- OTHER

     From time to time the Partnership generates revenue from sources other than real estate sales and Fox Squirrel, including, for example, the sale of timber and pine straw on certain unsold lots. While additional revenue from such sources continues to be sought as a means of supplementing revenue from lot sales, such activities have not been a material source of revenue during the past five years due principally to the harvesting of seasoned timber performed in past years. The amount of revenue generated from the sale of timber and pine straw during the last five fiscal years is shown on Table 3, below.



                      TABLE 3: REVENUE FROM SALE OF TIMBER
                                 AND PINE STRAW

                                                      Revenue
                                                      -------
Fiscal 2000                                           $  -0-
Fiscal 1999                                            1,266
Fiscal 1998                                              -0-
Fiscal 1997                                              694
Fiscal 1996                                           12,866


     Since the 1970's, health standards at Boiling Spring Lakes have become increasingly stringent regarding septic tanks and on-site sewage disposal. It is estimated that 70% to 75% of the property which would have complied with applicable rules and regulations a number of years ago no longer meet present health standards. This has had a detrimental effect on the operations of the Partnership. In a few cases the problem could be cured by the use of drains, or by the scraping away of hard pan and adding fill dirt. In most instances, however, health departments have declared a majority of the areas as irremediable by ordinary measures. In such cases, the only solution would be to install area-wide sewer systems. While the Partnership does not have the resources to install a sewer system covering most or all of the entire development, a small multi-user system has been installed on certain lots zoned for commercial use. Depending upon the Partnership's financial resources, the market for real estate in and around Boiling Spring Lakes and economic conditions generally, among other factors, Management may consider installing similar multi-user systems in other areas of the development in the future but currently has no plans to do so.


                               PIMLICO PLANTATION

     As of December 31, 2000, the Partnership owns two lots at Pimlico Plantation. No lot sales or revenue from lot sales have been recorded during the last five fiscal years. In view of the foregoing, revenue from the sale of lots at Pimlico Plantation in future years is expected to represent, at best, a negligible percentage of total revenue.




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


                            DEPENDENCE UPON CUSTOMERS

     For the year ended December 31, 2000, $2,400,000 in revenue from property sales was attributable from one buyer. Profit on these sales amounted to $2,080,670 in the year. Generally, however, the Partnership is not dependent in any respect upon one or a few customers, the loss of any one of which might significantly affect the financial results of the Partnership.


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


                           LIQUID ASSETS AND RESERVES

     As of December 31, 2000, the Partnership held $223,983 in cash. Accounts payable and accrued expenses as of this date totaled $222,620.

     The Partnership Agreement obligates the General Partner to distribute Distributable Cash (as such term is defined in the Partnership Agreement). Distributable Cash excludes, among other items, reserves established for working capital, contingent liabilities, taxes, debt service, repairs, replacements, renewals, capital expenditures or other purposes consistent with the Partnership Agreement. Such reserves are used solely for calculating Distributable Cash and are not treated as deductions from income for accounting purposes. At the beginning of Fiscal 1996, reserves totaling $250,000 had been established. In Fiscal 1996, reserves totaling $200,000 were established to fund, principally, certain capital improvements at Fox Squirrel and certain capital projects within the development, including a multi-user septic system installed on eight lots zoned for commercial use. In each of Fiscal 1997 and 1998, reserves totaling $200,000 were established for substantially the same purposes. During 1999, a reserve of $150,000 was established to purchase and refurbish a residential property for resale. Also during 1999, a reserve of $50,000 was established for certain capital improvements at Fox Squirrel. During Fiscal 2000, reserves of $175,000 were established to fund certain capital improvements within the development.

     See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion of factors affecting liquidity.


ITEM 2. PROPERTIES

BOILING SPRING LAKES

     Boiling Spring Lakes began as a 14,000-acre development commenced by the Corporation in 1962. Part of the tract is now within the City of Boiling Spring Lakes, which has approximately 2,270 residents. The city is in Brunswick County, 25 miles south of Wilmington, North Carolina, and 8 miles west of Southport, placing the city in the northern portion of the coastal corridor connecting Wilmington, North Carolina and Myrtle Beach, South Carolina.

     As of December 31, 2000, the Partnership owns the following real estate:
(1) approximately 475 acres of undeveloped land, (2) 1,295 plotted lots, both recorded and unrecorded, (3) approximately 150 acres designated for commercial use, (4) 162.9 acres comprising a surveyed 18-hole sprinklered golf course, club house and maintenance building, together known as Fox Squirrel, under contract for sale that closed on March 9, 2001; (5) a single family residence comprising 1,648 sq. ft. that is rented out by the Partnership, (6) a building comprising approximately 500 sq. ft. that is leased to the City of Boiling Spring Lakes at a rate of $1 per year for use as a post office, and (7) a sales office comprising approximately 1,269 sq. ft.

     During 1988, the Partnership reduced the carrying value of the Boiling Spring Lakes property as a result of an appraisal obtained in December 1988 (see
Note 3 of financial statements). During 1993, 1995, 1998 and 2001, the Partnership received updated appraisals of the Boiling Spring Lakes property. Based upon the updated appraisals, no additional reduction to the carrying value was made.

     Management intends to emphasize the sale of individual lots at Boiling Spring Lakes, concentrating first on lots situated on existing paved roads. Depending upon the Partnership's financial resources, cost estimates, and projected sales prices, among other things, Management may undertake the development of additional sections of Boiling Spring Lakes.

     In December 1995, Management initiated a project involving the construction of a house on a lot owned by the Partnership and the immediate marketing of the house and lot for sale. In January 1996 the Partnership obtained from a local bank a line of credit of $85,000 to finance the construction of the house. The property was sold in June 1996 for approximately $113,000 and resulted in a profit to the Partnership of approximately $19,400, which is greater than would have been the case if the lot had been sold unimproved. The project was continued in 1997 with a higher line of credit and the Partnership sold two improved lots during the year; the first was sold for $115,000 and generated a profit of approximately $20,000, and the second was sold for $128,000 and generated a profit of approximately $17,100. In Fiscal 1998, the Partnership sold one improved lot for $117,300, generating a profit of approximately $13,700. During Fiscal 1999, the Partnership sold one improved lot for approximately $130,800, generating a profit of approximately $11,200. Management may undertake similar projects during Fiscal 2001.

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


PIMLICO PLANTATION

     Pimlico Plantation is situated in Berkeley County, near Charleston, South Carolina. Pimlico was developed by the Corporation and its predecessors, and as a result of land sales has been largely wound down. As of December 31, 2000, the Partnership owns only two residential lots, comprising an aggregate of approximately 3/4 acre, at this location. The Registrant believes that the land has limited value.

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

     No matters were submitted to a vote of unit holders during Fiscal 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY MATTERS

     As of December 31, 2000 there were 1,863 recorded holders of partnership units, including 532 registered holders of an aggregate of 67,754 shares of Corporation common stock which have yet to be exchanged for partnership units. The total number of record holders is not substantially changed from December 31, 1999. The units are not registered on any exchange, and there is only a limited over-the-counter market for the units. It is not anticipated that there will ever be an active public market for the units.

     It is the Partnership's experience that revenues are highly variable and may not be sufficient in future years to cover expenses and necessary capital expenditures and that, in the absence of enhanced prospects for the development as a whole, a bulk sale of assets for cash is extremely difficult to achieve. See Part I, Item 2, Properties - Boiling Spring Lakes. Absent such a sale, Management believes that the best use of the current cash balance and cash surpluses, if any, generated in future fiscal years is to improve the overall value of the Partnership's assets by (i) undertaking certain infrastructure and other improvements in the development, (ii) undertaking on a limited scale home construction on lots owned by the Partnership to demonstrate the viability of larger scale building programs, and (iii) keeping accrued expenses as low as possible. Management believes that this plan will, in future years, result in, among other things, an increase in the number of lots sold and a higher average sales price per lot. There can be no assurance, however, that sufficient cash will be generated from operations to successfully implement Management's plan.

     Consistent with such plan and in view of the costs associated with a distribution to all partners, Management believes it would be impractical and imprudent to make a general distribution prior to the sale of all or substantially all of the Partnership's assets, or such time as the Boiling Spring Lakes development, as a whole, has been established to operate at a level sufficient to consistently generate revenues in excess of expenses and capital expenditures. However, from time to time in future periods, in accordance with applicable Securities laws, the Partnership may utilize excess cash by repurchasing partnership units, although there are currently no plans to do so. Since the amount of excess cash available for such purpose cannot be estimated at this time due to the highly variable nature of the Partnership's cash flow, there can be no assurance as to the number of partnership units which will actually be repurchased, if any such repurchases will, in fact, occur, or the prices at which such repurchases, if any, will be made. As of the date of this Form 10-K, no filings have been made with the Securities and Exchange Commission with respect to any such planned repurchases.


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


                     TABLE 4: SELECTED INCOME STATEMENT DATA

                                                                            Year Ended December 31,
                                                    2000              1999              1998              1997               1996
                                                    ----              ----              ----              ----               ----
STATEMENT OF OPERATIONS DATA:
Revenues:
     Property sales                             $ 2,835,169       $   555,441       $   435,046       $   411,609       $   463,051
     Other revenue                                   10,887             1,250               866             1,651             1,878
                                                -----------       -----------       -----------       -----------       -----------
     Total revenue                                2,846,056           556,691           435,912           413,260           464,929
Expenses:
     Direct cost of property sold                   367,259           163,114           148,013           113,611            40,201
     SG&A                                           511,864           494,740           390,604           391,067           432,767
     Depreciation                                     2,681             3,144             3,262             3,262             9,132
     Interest                                        72,929            81,081            67,817            56,263           112,600
                                                -----------       -----------       -----------       -----------       -----------
     Total expenses                                 954,733           742,079           609,696           564,203           594,700
                                                -----------       -----------       -----------       -----------       -----------
Operating income (loss)                           1,891,323          (185,388)         (173,784)         (150,943)         (129,771)
Other income, net                                     3,400             1,266               -0-               694            13,547
                                                -----------       -----------       -----------       -----------       -----------
Net income (loss) from cont. ops.               $ 1,894,723       $  (184,122)      $  (173,784)      $  (150,249)      $  (116,224)

Loss from discontinued operations                  (214,975)         (192,953)         (162,131)          (78,709)         (144,220)
                                                -----------       ------------      -----------       -----------       -----------
Net income (loss)                               $ 1,679,748       $  (377,075)      $  (335,915)      $  (228,958)      $  (260,444)
                                                ===========       ============      ===========       ===========       ===========
Per Unit Data
------------------------------
Income (loss) from cont. ops.                         $1.04            $(0.10)           $(0.10)           $(0.08)         $(0.06)
Net income (loss)                                     $0.92            $(0.21)           $(0.18)           $(0.13)         $(0.14)


     Some amounts in Table 4 for prior years are reclassified to conform to the presentation in the current year. Such reclassifications have not resulted in a change in net loss.

                      TABLE 5: SELECTED BALANCE SHEET DATA


                                                                                     At December 31,
                                                      ------------------------------------------------------------------------------
                                                           2000             1999             1998            1997            1996
                                                           ----             ----             ----            ----            ----
Cash, prepaid expenses and other current
   assets                                             $   242,772     $   134,861      $    82,032      $   148,131      $   133,919
Properties held for sale and related
   property and equipment, net                            855,491         960,480        1,025,256          911,197        1,037,678
Total assets                                            1,098,263       1,095,341        1,107,288        1,059,328        1,171,597
Accounts payable and accrued
   expenses                                               222,620       1,875,204        1,633,202        1,235,189          997,568
Long-term debt                                            117,454         141,696           18,570           32,708          153,641
Total liabilities                                         340,074       2,016,900        1,651,772        1,267,897        1,151,209
Partners' capital (deficit)                               758,189        (921,559)        (544,484)        (208,569)          20,388


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the audited financial statements of the Partnership and the notes thereto which are attached to this report. Certain amounts in prior years have been reclassified to the presentation in the current year.


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     For the years ended December 31, 2000 and 1999, revenue from the sale of real estate was $2,835,169 and $555,441, respectively. Management attributes the increase principally to the sale of land to The Nature Conservancy in two separate transactions during 2000 as described in Item 1. Other than from such transactions, revenue from the sale of real estate in Fiscal 2000 was $435,169. Management attributes the 22% decrease in revenue principally to a lower number of unimproved residential lots sold in 2000 than in 1999, 56 as compared to 68, and to the sale during 1999 of one improved lot and seven nonresidential tracts, whereas only one nonresidential tract was sold in 2000. The decrease in the number of lots sold, in turn, is primarily attributable to a somewhat weaker regional real estate market during 2000 than in 1999.

     Revenue from Fox Squirrel for Fiscal 2000 and 1999 was $332,462 and $355,506, respectively. Management attributes the 6% decrease principally to generally more favorable weather in the Northeast during the first half of 2000 than in last year, which meant fewer golfers traveling from the Northeast to the Wilmington, NC - Myrtle Beach, SC corridor than last year. An increase in greens fees per non-member round partially offset the decline in non-member rounds played.

     Selling, general and administrative expenses for 2000 were $511,864, compared to $494,740 in 1999. Management attributes the increase principally to higher legal, accounting and auditing fees, and consulting fees relating to environmental matters. Direct cost of property sold in 2000 was $367,259, compared to $163,114 in 1999. Management attributes the increase principally to the sale of land to The Nature Conservancy during 2000. Depreciation was $2,681 in 2000, compared to $3,144 in 1999. Management attributes the decrease principally to more assets being fully depreciated in 2000 than in the prior year. Interest expense was $72,929 in 2000, compared to $81,081 in 1999. Management attributes the decrease in interest expense primarily to a lower average outstanding balance of indebtedness during 2000 to the General Partner and its affiliates. The General Partner and its affiliates charge the Partnership interest on accrued but unpaid expenses.

     For Fox Squirrel, selling, general and administrative expenses were $392,106 for 2000, compared to $371,292 for 1999. Management attributes the increase principally to higher property taxes and employee compensation compared to 1999. Direct cost of Country Club revenue in 2000 was $37,759, compared to $34,366 in 1999. Management attributes the increase principally to higher costs associated with the dining service in 2000 than in 1999. Depreciation for 2000 was $55,528 compared to $62,970 for 1999. Management attributes the decrease principally to lower capital expenditures made in 2000 than in 1999. Interest expense for 2000 was $72,929, compared to $81,081 for 1999. Management attributes the decrease in interest expense primarily to a lower average outstanding balance of indebtedness during 2000 to the General Partner and its affiliates. The General Partner and its affiliates charge the Partnership interest on accrued but unpaid expenses.


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

     Selling, general and administrative expenses for 1999 were $494,740, compared to $390,604 in 1998. Management attributes the increase principally to higher legal, accounting and auditing fees, and consulting fees relating to environmental matters. Direct cost of property sold in 1999 was $163,114, compared to $148,013 in 1998. Management attributes the increase substantially to the increase in the number of lots sold. Depreciation for 1999 was $3,144, a decrease of less than 4% over 1998, which decrease Management attributes principally to lower capital expenditures made during 1999 than in 1998. Interest expense for 1999 was $81,081, compared to $67,817 for 1998. Management attributes the increase in interest expense primarily to a higher average outstanding balance of indebtedness during 1999 to the General Partner and its affiliates. The General Partner and its affiliates charge the Partnership interest on accrued but unpaid expenses.

     For Fox Squirrel, revenue for Fiscal 1999 and 1998 was $355,506 and $437,436, respectively. Management attributes the 19% decrease principally to unusually inclement weather during the fall of 1999. In mid-September, Hurricane Floyd made landfall not far from Boiling Spring Lakes, and caused record amounts of flooding and wind damage throughout North Carolina. In October, rain from Hurricane Irene added to the flooding problem, which resulted in Fox Squirrel being closed for approximately three weeks during what is normally a busy period. Revenues were also adversely affected, though to a lesser degree, by increased competition in the form of new golf courses opening for business in Brunswick County.

     Selling, general and administrative expenses at Fox Squirrel were $371,292 for 1999, compared to $420,417 for 1998. Management attributes the decrease principally to lower salaries and wages, since amounts for 1998 included payments to the former manager of Fox Squirrel, whereas during 1999 no such expenses were incurred. Direct cost of Country Club revenue in 1999 was $34,366, compared to $51,802 in 1998. Management attributes the decrease principally to the mix of merchandise sold at the Pro Shop, which during 1999 was primarily golf balls, gloves, hats and shirts and during 1998 included costlier items, such as golf shoes and golf bags. Depreciation for 1999 was $62,970, compared to $60,937 in 1998. Management attributes the 3% increase principally to capital expenditures made during 1998.


LIQUIDITY AND CAPITAL RESOURCES

     The Partnership requires cash primarily for the payment of overhead and operating expenses and capital expenditures incurred in connection with real estate sales and, until the sale of Fox Squirrel in March 2001, the operation of Fox Squirrel. Historically, the Partnership has met its liquidity requirements by accruing general partners fees and certain other fees and expenses payable to the General Partner and its affiliates, selling certain non- real estate assets, and, from time to time, by borrowing from local banks or the General Partner and/or its affiliates. Cash is generated primarily from individual lot sales and may not be sufficient to meet operating costs, debt service and other cash requirements. The Partnership may seek to increase the amount of its credit facility, negotiate additional credit facilities, issue debt on such terms and conditions as the General Partner deems prudent, or seek other forms of debt or equity financing as the General Partner deems appropriate.

     The Partnership finances construction of houses for sale on lots owned by the Partnership with construction loans obtained through a line of credit established with a local bank. From time to time, the bank will make payments to the contractor for work performed, increasing the amount of the construction loan and decreasing by the same amount the total available for future borrowing under the line of credit. Borrowing under the line of credit in respect of any house is repaid at closing of the sale. Under the terms of the line of credit, if the house is unsold at the time of its completion, interest will accrue for up to one year after the date of the first draw, after which time the construction loan converts to a fixed-rate loan. At any given time, the Partnership has not had more than one construction loan outstanding, with a maximum balance, including accrued interest, not exceeding $110,000, and has generally succeeded in selling the house and lot on which it stands prior to the completion of construction. In 2001 and subsequent years, depending upon market conditions and other factors, the Partnership may have up to two such loans outstanding at any given time and the maximum amount of any loan is not expected to exceed $120,000. In March 1999, the Partnership borrowed $120,000 from a local financial institution to finance the purchase of an improved residential lot intended for resale.

     During 2000, the Partnership generated $1,859,914 of cash in operating activities, compared to cash used of $263,927 during 1999. The difference is primarily due to the sale of land to The Nature Conservancy for an aggregate of $2,400,000 during 2000.

     Cash used in investing activities was $68,365 in 2000, compared to $18,976 in 1999. Management attributes the increase principally to expenditures made in 2000 relating to the repair of a dam washed out during 2000.

     Cash used in financing activities in 2000 was $1,697,520, compared to cash provided of $342,993 in 1999. The change is attributable to the payment of accrued expenses owed to the General Partner and its affiliates during 2000.


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF GENERAL PARTNER


                                                          Period of Service as
                 Name                  Age             General Partner Commenced
-------------------------------    ------------        -------------------------
Grace Property Management, Inc.        N/A                    May 15, 1980


     Grace Property Management, Inc. is a Delaware corporation engaged in the business of real estate management. It is owed 50% by the Bank of Butterfield Executor & Trustee Company, as trustee for John S. Grace, and 50% by the Estate of Oliver R. Grace, Mr. Grace being a former director of Registrant's predecessor.


INDEMNIFICATION OF EXECUTIVE OFFICERS

     None


ITEM 11. EXECUTIVE COMPENSATION


           Name                         Capacity           General Partner's Fee
-------------------------------     ---------------        ---------------------
Grace Property Management, Inc.     General Partner            $ 161,250


     Prior to 2000, except for $25,000 paid in April 1990, the Partnership had not paid the General Partner its general partner's fee since January 1986, although they have been provided for in the Partnership's financial statements. During Fiscal 2000, the Partnership paid to the General Partner $1,018,500, representing unpaid general partner's fees through June 30, 2000. As of December 31, 2000, general partner's fees accrued but not paid to Grace Property Management totaled $73,750. The Partnership has no ongoing plan or arrangement with respect to future remuneration to Grace Property Management other than to accrue interest (at an annual rate of 10%, compounded quarterly) on the unpaid balance when cash flow is insufficient to pay general partner's fees. As of December 31, 2000, the Partnership had a group life insurance plan in place covering all full-time employees of the Partnership located in Boiling Spring Lakes. The Partnership has no pension or profit sharing plan but does provide for incentive bonus compensation to certain managerial employees for meeting or exceeding predesignated budget targets. The Partnership has no options, warrants, or appreciation rights outstanding. No Management person is indebted to the Partnership.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 2000, the Partnership has 1,828,148 partnership units issued and outstanding. Information with respect to the principal holders of record known to the

Partnership to beneficially own more than five (5%) percent of the outstanding voting securities is set forth below.


      Name and Address               Amount and Nature              Percent of
     of Beneficial Owner         of Beneficial Ownership            Class
-------------------------    ----------------------------------     ------------
Estate of Oliver R. Grace    421,680 units are owned by the            23.1%
515 Madison Avenue           Estate of Oliver R. Grace,
20th Floor                   Mr. Grace's widow and a
New York, NY 10022           company he formerly controlled(1)


     The General Partner owns 25,100 partnership units, representing approximately 1.4% of all units issued and outstanding.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1995 the Partnership borrowed $200,000 from Mr. John S. Grace, president of the General Partner, in the form of a promissory note due June 1, 1998. The note bore interest at a rate equal to 6% over 12-month LIBOR and required quarterly interest payments. During 1997, the Partnership paid $11,400 in interest on such note and made prepayments of principal totaling, in aggregate, $60,000. During 1998, the Partnership paid $3,275 in interest on such note and repaid $40,000 in principal. At June 1, 1998, $20,000 in principal remained unpaid. Pursuant to the terms of the promissory note, the interest rate increased to 9% over 12-month LIBOR on the unpaid balance. At December 31, 1998, $10,000 in principal and $352 in accrued interest remained unpaid. During 1999, the Partnership paid the remaining principal and interest totaling $1,078.

        For fiscal years 2000, 1999 and 1998, the General Partner and its affiliates charged the Partnership for general partner's fees, legal services, office space used by various members of the Partnership's management, and interest on unpaid balances at an annual rate of 10%, compounded quarterly, as set forth in Table 6 below (see Item 11, "Executive Compensation"). All of such charges have been included in selling, general and administrative expenses.


----------

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

             TABLE 6: CHARGES BY GENERAL PARTNER AND ITS AFFILIATES

                                                2000              1999               1998
General Partner's fee                        $161,250           $175,000          $150,000
Legal services                                 13,500              9,999            15,000
Rent for office space                          15,000             15,000            15,000
Consulting fees                               240,000                -0-               -0-
Interest on unpaid balances                   141,245            158,923           125,709


     Amounts paid by the Partnership to the General Partner and its affiliates during 2000 reflect amounts previously accrued and unpaid, and are $135,228 for legal fees, $101,404 for rent, $30,000 for commissions, $1,018,500 for general partner's fees, and $722,678 for interest. In addition, an affiliate of the General Partner was paid $240,000 for consulting fees in connection with the sale of land to The Nature Conservancy, which amount was included in direct costs of property sold.

     In connection with the sale of the assets of Fox Squirrel in March 2001, an affiliate of the General Partner will be paid consulting fees of not more than $7,500 plus not more than 5% of the principal payments made in respect of the promissory note issued by WW-Golf & Services, LLC to the Partnership, as and when such principal is collected by the Partnership.

     Except for the preceding items, there were no transactions between Management (or the immediate families of Management) and the Partnership during the fiscal year ended December 31, 2000 or thereafter. Further, there were no other related party transactions and there existed no indebtedness to the Partnership from Management (or any member of the immediate family of Management).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The documents filed as part of this report are listed in the Index to Financial Statements and Supplemental Schedules set forth in Table 7, below.


                   TABLE 7: INDEX TO FINANCIAL STATEMENTS AND
                             SUPPLEMENTAL SCHEDULES

                             Document                                           Page
                             --------                                           ----
The following financial information is contained within Exhibit 1, "Audited
Financial Statements":
      Report of Independent Accountants                                         F-1
      Balance Sheets as of December 31, 2000 and 1999                           F-2
      Statements of Operations for the years ended
         December 31, 2000, 1999 and 1998                                       F-3
      Statements of Partners' Capital/(Deficit) for the
         years ended December 31, 2000, 1999 and 1998                           F-4
      Statements of Cash Flows for the years
         ended December 31, 2000, 1999 and 1998                                 F-5
      Notes to Financial Statements                                             F-6-13
Report of Independent Accountants on Supplemental Schedules                     37
Valuation and Qualifying Accounts                                               38
Real Estate and Accumulated Depreciation                                        39


     All other required supplemental financial schedules are either contained within the notes to the financial statements or are not applicable.


REPORTS ON FORM 8-K

     No current reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2000.

INDEX TO EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     A complete listing of exhibits, including those incorporated by reference, is shown on Table 8. All other exhibits or financial statement schedules are not applicable.


                                  TABLE 8: LIST OF EXHIBITS
  Exhibit No.                        Description of Exhibit                          Page
---------------    -----------------------------------------------------------    -----------
3.1                The Limited Partnership Agreement of Reeves Telecom                 *
                   Associates sets forth the rights of unit holders.  It has
                   been previously filed as Exhibit B to Amendment No.2
                   to the Partnership's Registration Statement on Form S-
                   14 dated March 28, 1980 (Registration No.2-66452).

10.1               Purchase Agreement I between the Partnership, as                    *
                   seller, and The Nature Conservancy, as purchaser, dated
                   May 1, 2000 relating to the sale of tracts of wetlands
                   and woodlands.  Such agreement was filed as part of
                   Form 8-K filed on June 21, 2000.

10.2               Purchase Agreement II between the Partnership, as                   *
                   seller, and The Nature Conservancy, as purchaser, dated
                   May 1, 2000 relating to the sale of certain individual
                   lots and certain land suitable for commercial
                   development.  Such agreement was filed as part of Form
                   8-K filed on June 21, 2000.

10.3               Purchase and Sale Agreement between the Partnership,                *
                   as seller, and WW-Golf & Services, LLC, as purchaser,
                   dated October 18, 2000 relating to the sale of the assets
                   of Fox Squirrel Country Club, with exhibits.  Such
                   agreement was filed as Exhibit 10.1 to Form 10-Q filed
                   on November 14, 2000.

10.4               Amendments No. 1 through 7 to the Purchase and Sale                43
                   Agreement relating to the sale of the assets of Fox
                   Squirrel Country Club.

10.5               Loan Agreement between the Partnership, as lender, and             57
                   WW-Golf & Services, LLC, as borrower, dated March 9, 2001.

10.6               Promissory Note dated March 9, 2001, issued by WW                  92
                   Golf & Servcies, LLC to the Partnership in connection
                   with the sale of the assets of Fox Squirrel Country Club.

                                  TABLE 8: LIST OF EXHIBITS
  Exhibit No.                        Description of Exhibit                          Page
---------------    -----------------------------------------------------------    -----------
10.7               Indemnification Agreement dated March 9, 2001                      99
                   between the Partnership and WW Golf & Servcies, LLC
                   to the Partnership issued in connection with the sale of
                   the assets of Fox Squirrel Country Club.
16.1               Letter from KPMG Peat Marwick, L.L.P., the former                   *
                   independent accountant of the Partnership, regarding its
                   concurrence with the statements made by the Partnership
                   concerning the resignation or dismissal as the
                   Partnership's principal accountant.   Such letter was
                   filed as part of Form 8-K filed on May 8, 1997.
99.1               The Robert C. Cantwell IV, MAI appraisals of the                    *
                   Boiling Spring Lakes property dated 12/21/88, 7/17/84, and
                   2/23/82, which were filed as a part of Form 10-K for
                   September 30, 1988.
99.2               The Robert C. Cantwell IV, MAI appraisal of the                     *
                   Boiling Spring Lakes property dated September 10,
                   1993, which appraisal was filed as part of Form 10-K
                   for September 30, 1993.
99.3               The Robert C. Cantwell IV, MAI appraisal of the                     *
                   Boiling Spring Lakes property dated July 10, 1995,
                   which was filed as Exhibit 3 to the Form 10-K for
                   December 31, 1995.
99.4               P - The Robert C. Cantwell IV, MAI appraisal of the                 *
                   Boiling Spring Lakes property dated September 1, 1998,
                   which was filed as a paper exhibit to the Form 10-Q for
                   September 30, 1998 pursuant to a continuing hardship
                   exemption as provided in Rule 202 of Regulation S-T.
99.5               The Robert C. Cantwell IV, MAI appraisal of the                   105
                   Boiling Spring Lakes property dated as of December 31, 2000.


* Incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       REEVES TELECOM LIMITED PARTNERSHIP


Signatures                                  Title                      Date
By:  Grace Property
Management, Inc.                    General Partner               March 27, 2001
                                                                 ---------------


By:      /s/ JOHN S. GRACE
        ------------------------------
        John S. Grace
        President

                       REEVES TELECOM LIMITED PARTNERSHIP


                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                                  Additions
                                  Balance at      Charged to                     Changes      Balance at
                                   Beginning      Costs and                        Add          End of
         Description               of Period       Expenses      Deductions      (Deduct)       Period
-----------------------------    -------------   ------------   -------------   ----------   -------------
For year ended Dec. 31, 2000
   RE valuation allowance           $1,871,053         $9,715      $1,277,728        $ -0-        $603,040
For year ended Dec. 31, 1999
   RE valuation allowance            1,871,534         14,961          15,442          -0-       1,871,053
For year ended Dec. 31, 1998
   RE valuation allowance            1,886,624            -0-          15,090          -0-       1,871,534

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

                       REEVES TELECOM LIMITED PARTNERSHIP


                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                                 Cost           Gross
                                                              Capitalized       Amount
                                              Initial Cost    Subsequent       Carried
                                   Encum-          to             to            at End
        Description               brances     Partnership     Acquisition     of Period
---------------------------      ----------   ------------   -------------   ------------
Boiling Spring Lakes, NC:

   Building lots and land            $ -0-       $711,531         $78,817       $790,348
   Improved lot held for resale    117,454        130,047          24,629        154,676
                                 ---------       --------         -------       --------
   Subtotal                        117,454        841,578         103,446        945,024


Pimlico Plantation, SC:

    Building lots and land             -0-            500             -0-            500
                                 ---------       --------         -------       --------

Total at December 31, 2000       $117,454       $842,078        $103,446       $945,524
                                 =========       ========        ========       ========





                                                                                    Life Upon
                                                                                     Which
                                                                                  Depreciation
                                       Accum-                                       in Latest
                                       ulated                                        Income
                                      Deprec-          Net          Date of       Statement is
        Description                    iation      Book Value     Acquisition       Computed
---------------------------          ----------   -------------   ------------    -------------
Boiling Spring Lakes, NC:

   Building lots and land                $ -0-        $790,348       May 1980              N/A
   Improved lot held for resale            -0-         154,676     April 1999              N/A
                                         -----        --------
   Subtotal                                -0-         945,024                             N/A


Pimlico Plantation, SC:

    Building lots and land                 -0-             500       May 1980              N/A
                                         -----        --------

Total at December 31, 2000                $-0-        $945,524
                                         =====        ========

NOTES:

1.   All building lots and land held for sale are unimproved.

2. The amounts shown for Boiling Spring Lakes do not reflect valuation allowance of $603,040 at December 31, 2000. See Schedule II, "Valuation and Qualifying Accounts." The valuation allowance, established in previous years to reduce the carrying value of the Partnership's land in Boiling Spring Lakes to approximate market value, is reviewed from time to time to determine its adequacy and is reduced as land is sold.

    RECONCILIATION OF GROSS AND NET BOOK VALUE, AND ACCUMULATED DEPRECIATION

                                           Gross               Accumulated               Net
                                         Book Value            Depreciation           Book Value
                                     ------------------     ------------------    ------------------
Year Ended December 31, 2000
------------------------------
Balance at beginning of period               $2,317,186                   $-0-            $2,317,186
Additions during period:
   Acquisitions                                     -0-                    -0-                   -0-
   Improvements                                  10,715                    -0-                10,715
Deductions during period:
   Cost of real estate sold                   1,382,377                    -0-             1,382,377
                                             ----------                   ----            ----------
Balance at end of period                       $945,524                   $-0-              $945,524
                                             ==========                   ====            ==========
Year Ended December 31, 1999
------------------------------
Balance at beginning of period               $2,215,678                   $-0-            $2,215,678
Additions during period:
   Acquisitions                                 130,047                    -0-               130,047
   Improvements                                  14,914                    -0-                14,914
Deductions during period:
   Cost of real estate sold                      43,454                    -0-                43,454
                                             ----------                   ----            ----------
Balance at end of period                     $2,317,186                   $-0-            $2,317,186
                                             ==========                   ====            ==========
Year Ended December 31, 1998
------------------------------
Balance at beginning of period               $2,174,545                   $-0-            $2,174,545
Additions during period:
   Acquisitions                                     -0-                    -0-                   -0-
   Improvements                                  77,817                    -0-                77,817
Deductions during period:
   Cost of real estate sold                      36,584                    -0-                36,584
                                             ----------                   ----            ----------
Balance at end of period                     $2,215,678                   $-0-            $2,215,678
                                             ==========                   ====            ==========

REEVES TELECOM
LIMITED PARTNERSHIP
FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2000, 1999 AND 1998

REEVES TELECOM LIMITED PARTNERSHIP
INDEX
--------------------------------------------------------------------------------


                                                                                         PAGE(S)

Report of Independent Accountants                                                             1

Financial Statements:

  Balance Sheets as of December 31, 2000 and 1999                                             2

  Statements of Operations for the years ended December 31, 2000, 1999 and 1998               3

  Statements of Partners' Capital/(Deficit) for the years ended December 31, 2000,
    1999 and 1998                                                                             4

  Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998               5

  Notes to Financial Statements                                                          6 - 13

[PRICEWATERHOUSECOOPER LETTERHEAD]


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners
Reeves Telecom Limited Partnership



In our opinion, the accompanying balance sheets and the related statements of operations, of partners' capital (deficit), and of cash flows present fairly, in all material respects, the financial position of Reeves Telecom Limited Partnership (the "Partnership") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 12 to the financial statements, the cash generated from individual lot sales may not be sufficient to meet future operating costs, debt service and other cash requirements and raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments relating to the recoverability of reported asset amounts or the amounts of liabilities that might result should the Partnership be unable to continue as a going concern.




/s/ PricewaterhouseCoopers LLP


January 8, 2001, except for Note 13
for which the date is March 19, 2001
Raleigh, North Carolina

REEVES TELECOM LIMITED PARTNERSHIP
BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                            2000            1999

                                     ASSETS
Cash                                                                     $   223,983     $   129,954
Prepaid expenses and inventory                                                18,789           4,907
Properties held for sale and property and equipment:
   Properties held for sale                                                  342,484         446,134
   Sales property and equipment, net                                          60,456          16,557
   County club property and equipment, net                                   452,551         497,789
                                                                         -----------     -----------
      Total properties held for sale and property and equipment, net         855,491         960,480
                                                                         -----------     -----------

          Total assets                                                   $ 1,098,263     $ 1,095,341
                                                                         ===========     ===========


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable and accrued expenses                                    $   122,904     $   102,210
Accrued expenses, affiliates                                                  99,716       1,772,994
Long-term debt                                                               117,454         141,696
                                                                         -----------     -----------
      Total liabilities                                                      340,074       2,016,900

Commitments and contingencies

Partners' capital (deficit) - issued and outstanding 1,828,148 units
   at December 31, 2000 and 1999                                             758,189        (921,559)
                                                                         -----------     -----------

          Total liabilities and partners' capital (deficit)              $ 1,098,263     $ 1,095,341
                                                                         ===========     ===========


   The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


                                                       2000             1999             1998

Revenues:
   Property sales                                   $ 2,835,169      $   555,441      $   435,046
   Interest income and finance charges                   10,887            1,250              866
                                                    -----------      -----------      -----------
                                                      2,846,056          556,691          435,912
                                                    -----------      -----------      -----------

Expenses:
   Direct costs of property sold                        367,259          163,114          148,013
   Selling, general and administrative expenses         511,864          494,740          390,604
   Depreciation                                           2,681            3,144            3,262
   Interest                                              72,929           81,081           67,817
                                                    -----------      -----------      -----------
                                                        954,733          742,079          609,696
                                                    -----------      -----------      -----------

    Operating income (loss)                           1,891,323         (185,388)        (173,784)

Other income:
   Rental income                                          3,400               --               --
   Timber sales                                              --            1,266               --
                                                    -----------      -----------      -----------

    Income (loss) from continuing operations          1,894,723         (184,122)        (173,784)

Loss from discontinued operations                      (214,975)        (192,953)        (162,131)
                                                    -----------      -----------      -----------

    Net income (loss)                               $ 1,679,748      $  (377,075)     $  (335,915)
                                                    ===========      ===========      ===========

Income (loss) per partnership unit from
   continuing operations                            $      1.04      $     (0.10)     $     (0.10)
                                                    ===========      ===========      ===========

Income (loss) per partnership unit                  $      0.92      $     (0.21)     $     (0.18)
                                                    ===========      ===========      ===========

Weighted average partnership units outstanding        1,828,148        1,828,148        1,828,245
                                                    ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' CAPITAL/(DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


                                                   2000             1999             1998

Partners' deficit at beginning of year         $  (921,559)     $  (544,484)     $  (208,569)

Net income (loss)                                1,679,748         (377,075)        (335,915)
                                               ===========      ===========      ===========

Partners' capital (deficit) at end of year     $   758,189      $  (921,559)     $  (544,484)
                                               ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                   2000             1999             1998
Cash flows from operating activities:
   Net income (loss)                                           $ 1,679,748      $  (377,075)     $  (335,915)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
    Depreciation                                                    58,209           66,114           63,659
    Gain on sale of residential property                                --          (13,364)              --
    Loss on sale of equipment                                          779               --               --
    Provision for loss on property held for sale                     9,715           14,961               --
    Change in assets and liabilities:
      Prepaid and other assets                                     (13,882)           7,261          (12,168)
      Property held for sale, net                                  104,651           16,041           21,495
      Accounts payable and accrued expenses                         20,694           22,135           14,949
                                                               -----------      -----------      -----------
       Net cash provided by (used in) operating activities       1,859,914         (263,927)        (247,980)
                                                               -----------      -----------      -----------


Cash flows from investing activities:
   Purchase of land improvements and equipment                     (68,365)         (18,976)        (199,213)
                                                               -----------      -----------      -----------

Cash flows from financing activities:
   Proceeds from long-term debt                                         --          120,000          229,273
   Repayment of long-term debt                                     (24,242)        (135,929)        (168,106)
   Increase (decrease) in accrued expenses, affiliates          (1,673,278)         358,922          307,759
                                                               -----------      -----------      -----------
       Net cash provided by (used in) financing activities      (1,697,520)         342,993          368,926
                                                               -----------      -----------      -----------

Net increase (decrease) in cash                                     94,029           60,090          (78,267)

Cash at beginning of year                                          129,954           69,864          148,131
                                                               -----------      -----------      -----------

Cash at end of year                                            $   223,983      $   129,954      $    69,864
                                                               ===========      ===========      ===========
Supplemental information:
   Interest paid                                               $   723,755      $     3,240      $     9,062
                                                               ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       PLAN OF LIQUIDATION

         On May 17, 1979 the stockholders of Reeves Telecom Corporation (the "Corporation") approved a plan of liquidation (the "Plan") for the Corporation and its subsidiaries. The plan, which was determined by the Internal Revenue Service to qualify as a Section 337 liquidation, authorized the Corporation's Board of Directors to sell the Corporation's assets and distribute any remaining unsold assets to its stockholders and/or a liquidation trust. On May 8, 1980, stockholders at a special meeting approved an amendment to the Plan whereby assets not sold within one year of the date the Plan was approved could, at the discretion of the Board of Directors, be transferred from the Corporation to a South Carolina limited partnership which would undertake to sell the remaining assets on behalf of the stockholders. On May 15, 1980, the Corporation was liquidated and all of its unsold assets and liabilities were transferred to Reeves Telecom Associates, a South Carolina limited partnership (the "Partnership"). Stockholders of the Corporation received one Partnership unit in exchange for each share of common stock. The units are registered under the Securities Act of 1933 but are not listed on any national securities exchange. In January 1987, pursuant to a change in South Carolina law, the Partnership's legal name was changed from Reeves Telecom Associates to Reeves Telecom Limited Partnership. From the liquidation of the remaining assets, the Partnership may acquire additional properties or make distributions to the partners. The Partnership currently has no intent to acquire additional properties, but is not precluded from doing so. These financial statements have been prepared on a basis of going concern.

         Pursuant to the Plan, the Corporation sold all of its broadcasting assets and substantially all of the land held for development and sale at one of its two land development locations and distributed cash to its stockholders of $.90 per share on February 29, 1980 and $2.30 per share on May 15, 1980.

         Remaining assets relate primarily to land held for sale and cash, generated primarily from the sale of timber, real estate and operation of a golf club (Note 3). Subsequent to year end, the Partnership sold the golf club (Note 13). The Partnership intends to continue to sell lots in the normal course of business as a plan of liquidation and, while no assurances can be given, the Partnership believes the carrying value of the remaining lots is less than their net realizable value. Should the Partnership change its plans from the current longer term liquidation approach to a bulk sale and/or abandonment, the net amount realized could be less than the carrying value which could result in liabilities exceeding the Partnership's assets.

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

         PROPERTIES HELD FOR SALE AND PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is calculated on the straight-line basis over the estimated useful lives of 8 to 31.5 years for buildings and 5 to 20 years for equipment and land improvements.

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

         CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions and money market accounts with maturities of less than ninety days at the date of purchase. Cash equivalents are stated at cost which approximates market value.

         CONCENTRATIONS

         The Partnership's cash is placed in a major domestic bank. At December 31, 2000 the amounts on deposit exceeded the FDIC insurance limit by approximately $177,000.

         For the year ended December 31, 2000, $2,400,000 in revenue from property sales was attributable to one buyer. Profit on these sales amounted to $2,080,670 in the year.

         ADVERTISING COSTS

         Advertising costs of $33,018, $29,830 and $30,042 were expensed as incurred during the years ended December 31, 2000, 1999 and 1998, respectively.

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

         RECLASSIFICATIONS

         Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform with the 2000 presentation. The reclassifications had no effect on previously reported net loss, or partners' deficit.

3.       PROPERTIES HELD FOR SALE AND PROPERTY AND EQUIPMENT

         During December 2000, the Partnership obtained an appraisal of the properties held for sale and the country club. Based upon the appraisal, the valuation allowance established in previous years was considered adequate.

         A summary of properties held for sale and property and equipment at December 31, 2000 and 1999 is as follows:

                                                                    2000           1999
         Properties held for sale:
           Boiling Springs Lakes land held for sale              $  790,348     $2,171,725
           Pimlico Plantation lots                                      500            500
           Residential house held for sale                          154,676        144,961
                                                                 ----------     ----------
                                                                    945,524      2,317,186

           Less valuation allowance                                 603,040      1,871,052
                                                                 ----------     ----------
             Total properties held for sale                         342,484        446,134
                                                                 ----------     ----------

         Sales property and equipment:
           Land and land improvements                                59,895         13,315
           Buildings                                                 46,958         46,958
           Equipment                                                  6,282          6,282
                                                                 ----------     ----------
                                                                    113,135         66,555

           Less accumulated depreciation                             52,679         49,998
                                                                 ----------     ----------
             Total sales property and equipment, net                 60,456         16,557
                                                                 ----------     ----------


         County club property and equipment:
           Land and land improvements                               414,054        399,484
           Buildings                                                257,224        250,129
           Equipment                                                306,759        327,550
                                                                 ----------     ----------
                                                                    978,037        977,163

           Less accumulated depreciation                            525,486        479,374
                                                                 ----------     ----------
             Total county club property and equipment, net          452,551        497,789
                                                                 ----------     ----------

         Total properties held for sale and property
           and equipment, net                                    $  855,491     $  960,480
                                                                 ----------     ----------

4.       ACCRUED EXPENSES, AFFILIATES

         A summary of accrued expenses owed to affiliates at December 31, 2000 and 1999 is as follows:

                                                          2000           1999

         General partner fees                          $   73,750     $  931,000
         Legal fees                                         7,000        128,727
         Rent                                               7,500         93,904
         Interest                                           4,798        582,695
         Brokerage commission                                  --         30,000
         Fees to a former general partner                   6,668          6,668
                                                       ----------     ----------

                                                       $   99,716     $1,772,994
                                                       ----------     ----------


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

5.       LONG-TERM DEBT

         Long-term debt at December 31, 2000 and 1999 consists of the following:

                                                                                   2000         1999

         8.65% note payable in monthly installments of $1,193,
            including interest, maturing March 27, 2005.  Collaterized by property with a net book value of $130,000 at
            December 31, 2000 and 1999                                           $116,024     $     --
         8.57% note payable in monthly installments of $1,430, including interest, maturing in February 2001, collateralized by equipment with a net book value of $14,379 and $27,161 at December 31,
            2000 and 1999, respectively                                             1,430       21,696
         Borrowings outstanding under a non-revolving credit
            facility, as defined below                                                 --      120,000
                                                                                 --------     --------
                                                                                 $117,454     $141,696
                                                                                 --------     --------

         Periodically, the Partnership enters into non-revolving credit facilities requiring interest only payments at the lender prime rate plus .5% (8.5% at December 31, 1999). One year after the first draw, the credit facilities convert into fixed-rate loans. These agreements are collateralized by building lots in Boiling Springs Lakes.

         Principal maturities of long-term debt for the years subsequent to December 31, 2000 are as follows:

          2001                                $  5,790
          2002                                   4,752
          2003                                   5,580
          2004                                   5,646
          2005                                  95,686
                                              ---------

                                              $117,454
                                              ---------

6.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates charged the Partnership for services and office space for the years ended December 31, 2000, 1999 and 1998 as follows:

                                           2000         1999         1998

         General Partner fees            $161,250     $175,000     $150,000
         Legal fees                        13,500        9,999       17,000
         Office space                      15,000       15,000       15,000
         Consulting fees                  240,000           --           --
         Interest at 10%                  141,245      158,923      125,759
                                         --------     --------     --------

                                         $570,995     $358,922     $307,759
                                         --------     --------     --------

7.       LITIGATION

         In the past, litigation has been filed against the Partnership claiming breach of contract because lots guaranteed in the sales contract as being "high, dry and suitable for building" will not pass current county health department requirements regarding the installation of septic tanks and on-site sewage disposal systems. Management contends this language does not constitute a guarantee of soil conditions for sewer purposes and that even if it did, installation and use of septic tanks on these lots would have been permitted under county regulations in effect prior to August 1976 and that it had no way of knowing that stricter regulations would later be enacted. In the event litigation is filed which results in an unfavorable ruling, possible remedies could include: refunding the purchase price of the lots; building nitrification fields with fill dirt that would allow installation of sewage disposal systems on the lots; providing the litigants with lots that will pass current county health department requirements; and paying monetary damages. If mandated, the cost of such remedial action in the aggregate could be substantial. No provision for this contingent liability has been made in the accompanying financial statements; however, at December 31, 2000 no suits or claims are pending against the Partnership related to this matter.

8.       INCOME TAXES

         Results of operations of the Partnership are taxable to the partners and no recognition of Federal and state income tax is included in the financial statements.

9.       LEASES

         The Company leases certain office and golf course equipment under operating leases. The minimum lease payments under operating leases with initial terms greater than one year for the years subsequent to December 31, 2000 are as follows:

          2001                                         $  9,720
          2002                                            4,860
                                                       ---------

                                                       $ 14,580
                                                       ---------

         Equipment rental and lease expense for the years ending December 31, 2000, 1999 and 1998 was $38,305, $36,685 and $35,854, respectively.

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

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

         LONG-TERM DEBT

         The fair value of long-term debt has been estimated by discounting the future cash flows using the current rates offered for debt issues with similar characteristics. The carrying amount of long-term debt approximates fair value at December 31, 2000 and 1999.

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

         The Partnership operates two business segments: property sales and a country club. Revenues and direct cost are separately stated in the financial statements. All revenues during the years ended December 31, 2000, 1999 and 1998 for both segments have been generated in the state of North Carolina. Operating income (loss), net income (loss), depreciation, identifiable assets and capital expenditures by business segment are summarized as follows:

                                          2000             1999             1998
         Operating income (loss):
           Property sales             $ 1,891,323      $  (185,388)     $  (173,784)
           Country Club                  (214,975)        (192,953)        (162,131)
                                      -----------      -----------      -----------
                   Total              $ 1,676,348      $  (378,341)     $  (335,915)
                                      ===========      ===========      ===========

         Net income (loss):
           Property sales             $ 1,894,723      $  (184,122)     $  (173,784)
           Country Club                  (214,975)        (192,953)        (162,131)
                                      -----------      -----------      -----------
                   Total              $ 1,679,748      $  (377,075)     $  (335,915)
                                      ===========      ===========      ===========

         Depreciation:
           Property sales             $     2,681      $     3,144      $     3,262
           Country Club                    55,528           62,970           60,397
                                      -----------      -----------      -----------
                   Total              $    58,209      $    66,114      $    63,659
                                      ===========      ===========      ===========

         Identifiable assets:
           Property sales             $   616,929      $   577,174      $   533,518
           Country Club                   481,334          518,167          573,770
                                      -----------      -----------      -----------
                   Total              $ 1,098,263      $ 1,095,341      $ 1,107,288
                                      ===========      ===========      ===========

         Capital expenditures:
           Property sales             $    52,779      $     3,486      $    73,557
           Country Club                    15,586           15,490          125,656
                                      -----------      -----------      -----------
                   Total              $    68,365      $    18,976      $   199,213
                                      ===========      ===========      ===========


12.      LIQUIDITY AND GOING CONCERN ISSUES

         Cash generated from individual lot sales may not be sufficient to meet future operating costs, debt service and other cash requirements. If the Partnership's cash flow is less than the management's expectations, capital programs presently planned may be either postponed, scaled back, or eliminated, and certain operating expenditures may be either deferred or, in the case of payments to affiliates of the General Partner, accrued. Despite such contingency plans by management, the above mentioned factors indicate that the Partnership may be unable to continue in existence while attempting to complete the sale and liquidation of the Partnership's remaining assets. The Partnership intends to continue to sell lots in the normal course of business as a plan of liquidation and, while no assurances can be given, the Partnership believes the carrying value of the remaining lots is less than their net realizable value. Should the Partnership change its plans from the current longer term liquidation approach to a bulk sale and/or abandonment, the net amount realized could be less than the carrying value which could result in liabilities exceeding the Partnership's assets. The financial statements have been prepared assuming the Partnership will continue as a going concern.

13.      DISPOSAL OF BUSINESS SEGMENT

         The Partnership closed a sale agreement for Fox Squirrel Country Club on March 9, 2001. Under the agreement, the Partnership will receive $150,000 in cash and a note for $712,500. The note accrues interest at 9.75% per annum, payable monthly, maturing on March 9, 2004. The note is collateralized by a first mortgage on the country club. At December 31, 2000 the assets held by the Partnership covered by the agreement were held at a net book value of approximately $470,000. The sale will be accounted for in accordance with SFAS No. 66 "Accounting for Sales of Real Estate".

         Country Club revenues were $332,462, $355,506, and $437,436 for the years ended December 31, 2000, 1999, and 1998, respectively.

[PRICEWATERHOUSECOOPER LETTERHEAD]





                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES



To the Partners
Of Reeves Telecom Limited Partnership

Our audits of the financial statements referred to in our report dated January 8, 2001, and appearing on page F-1 of this Form 10-K, also included an audit of the financial statement schedules listed in Item 14 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Raleigh, North Carolina
January 8, 2001