Form 10-Q
period 2001-03-31
REEVES TELECOM LTD PARTNERSHIP
filed 2001-05-15
CIK 314741

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2001

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

Yes (X)   No ( )

On May 9, 2001, the registrant had outstanding 1,812,062 Partnership units.

                          PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                                     March 31,       December 31,
                                                       2001              2000
                                                    (UNAUDITED)        (AUDITED)
                                                    ----------        ----------
         Assets
Cash and cash equivalents                           $  264,428        $  223,983
Prepaid and other current assets                        11,145            18,789
Properties held for sale and related
 buildings and equipment, net                          841,769           855,491
                                                    ----------        ----------

         Total Assets                               $1,117,342        $1,098,263
                                                    ==========        ==========


Liabilities and Partners' Capital

Accounts payable and accrued expenses               $   17,861        $  122,904
Accrued expenses, affiliates                           139,110            99,716
Long-term debt                                         116,032           117,454
Deposits on contract, net                              140,775                --
                                                    ----------        ----------

         Total Liabilities                             413,778           340,074


Partners' capital                                      703,564           758,189
                                                    ----------        ----------
         Total Liabilities and
           Partners' Capital                        $1,117,342        $1,098,263
                                                    ==========        ==========




The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

             STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL/DEFICIT

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                      2001              2000
                                                  -----------       -----------
Operating revenues:
    Property sales                                $   118,242       $    69,571
    Interest income and finance charges                 2,521               460
                                                  -----------       -----------
                                                      120,763            70,031
                                                  -----------       -----------
Operating Costs and Expenses:
    Direct costs of property sold                       3,134             7,192
    Selling, general and administrative
     expenses                                          98,540            87,611
    Depreciation                                          623               656
    Interest                                            2,113            22,924
                                                  -----------       -----------
                                                      104,410           118,383
                                                  -----------       -----------
    Operating Income (Loss)                            16,353           (48,352)

Other Income/Expenses:
     Loss on disposal of fixed assets                      --              (779)
                                                  -----------       -----------
Income (loss) from continuing operations               16,353           (49,131)

Loss from discontinued operations                     (62,935)          (48,797)
                                                  -----------       -----------
Net Loss                                              (46,582)          (97,928)

Partners' capital/(deficit) at
 beginning of period                                  758,189          (921,559)

Repurchase of Partnership units                        (8,043)               --
                                                  -----------       -----------
Partners' capital/(deficit) at
 end of period                                    $   703,564       $(1,019,487)
                                                  ===========       ===========
Loss per partnership unit                         $     (0.03)      $     (0.05)
                                                  ===========       ===========

Weighted average partnership units
    issued and outstanding                          1,820,206         1,828,148
                                                  -----------       -----------

The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                          2001            2000
                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Loss                                           $ (46,582)      $ (97,928)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
           Depreciation                                   10,588          15,217
           Change in assets and liabilities:
               Decrease in prepaid and other
                current assets                             7,644             930
               Decrease in property held for sale          3,134           7,973
               (Decrease) in accounts payable
                and accrued expenses                    (105,043)        (53,478)
                                                       ---------       ---------

    Net cash used in operating activities               (130,259)       (127,286)
                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Transaction costs related to the sale
      of the country club                                 (9,225)             --
    Deposit on contract                                  150,000              --
                                                       ---------       ---------
    Net cash provided by investing activities            140,775              --
                                                       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

    (Decrease) in long-term debt                          (1,422)         (3,671)
    Increase in accrued expenses, affiliates              39,394          95,410
    Repurchase of Partnership units                       (8,043)             --
                                                       ---------       ---------
    Net cash provided by financing activities             29,929          91,739
                                                       ---------       ---------

NET INCREASE (DECREASE) IN CASH                           40,445         (35,547)

CASH BALANCE - BEGINNING                                 223,983         129,954
                                                       ---------       ---------

CASH BALANCE - ENDING                                  $ 264,428       $  94,407
                                                       =========       =========


The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2001
                                   (Unaudited)

NOTE 1.        Basis of Presentation

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 29, 2001.

               Certain amounts in the income statement for the interim period ended March 31, 2000 have been reclassified to conform with the presentation of the results for the interim period ended March 31, 2001. There is no change in the net loss recorded for the interim period ended March 31, 2000 as a result of such reclassification.

NOTE 2.        Sale of Fox Squirrel Country Club and Disposal of Business
               Segment

               During the first quarter, the Partnership completed the sale of the assets of Fox Squirrel Country Club for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable. The note receivable has an initial principal amount of $712,500, bears interest at an annual rate of 9.5%, and matures on March 9, 2004. The borrower is obligated to make payments of principal and interest as follows: (i) monthly payments of $6,641 per month commencing April 9, 2001 up to and including February 9, 2004, and (ii) a final payment of $677,642 on March 9, 2004. The note receivable is collateralized by all of the assets sold to the buyer. Since the cash down payment represents less than 25% of the total consideration paid for the assets, the transaction is recorded on the Partnership's financial statements using the deposit method as defined in Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate". The deposit method requires, among other things, that until the total cash received by the Partnership from the down payment and principal payments on the

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2001
                                   (Unaudited)

               note receivable is at least 25% of the total consideration paid:
               (a) the sold assets remain on the Partnership's balance sheet as assets held for sale or disposal, (b) cash received from the buyer be shown as a deposit on contract, and (c) payments received from the buyer in respect of the note receivable be treated as an increase in the deposit.

               At March 9, 2001, the assets held by the Partnership covered by the agreement were held at a net book value of approximately $442,673.

               The operations of Fox Squirrel are recorded as discontinued operations. For the three months ended March 31, 2001 and March 31, 2000, revenues and expenses for Fox Squirrel are as set forth below.

                                                          For the Three Months Ended
                                                    ---------------------------------------
                                                    March 31, 2001           March 31, 2000
                                                    --------------           --------------
               Revenue                                $  34,091                $  95,588
                                                      ---------                ---------
               Expenses:
                  Direct costs of revenue                 5,911                   10,692
                  Selling, general and
                    administrative expenses              81,150                  119,132
                  Depreciation                            9,965                   14,561
                                                      ---------                ---------
                  Total Expenses                         97,026                  144,385
                                                      ---------                ---------
               Loss from discontinued
                 operations                           $ (62,935)               $ (48,797)
                                                      =========                =========

ITEM 2.        Management Discussion and Analysis of Financial
               Condition and Results of Operations.

               Certain matters discussed herein are forward-looking statements about the business, financial condition and prospects of the Partnership. The actual results could differ materially from those indicated by such forward-looking statements because of various risks and uncertainties. Such risks and uncertainties may include, but are not limited to, regional and national economic conditions, changes in consumer demand for real estate, changes in interest rates and the availability of credit to the Partnership and/or potential purchasers of real estate, and changes in state and federal regulations relating to environmental and health matters. The Partnership cannot control these risks and uncertainties and, in many cases, cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The Partnership undertakes no obligation to publicly update or revise any forward-looking statement, whether as a

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2001
                                   (Unaudited)

               result of new information, future events or otherwise.

               On March 9, 2001, the Partnership sold the assets of Fox Squirrel Country Club ("Fox Squirrel") to WW-Golf & Services, LLC, a South Carolina limited liability company, for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable (the "Promissory Note"). The Promissory Note has an initial principal amount of $712,500, bears interest at an annual rate of 9.5%, and matures on March 9, 2004. The borrower is obligated to make payments of principal and interest as follows: (i) monthly payments of $6,641 per month commencing April 9, 2001 up to and including February 9, 2004, and (ii) a final payment of $677,642 on March 9, 2004. The Promissory Note is collateralized by all of the assets sold to the buyer. The borrower may extend the maturity of the note if the Partnership has not completed remediation of certain environmental contamination from an underground storage tank formerly located on the golf club grounds. Remediation work has been completed as of December 31, 2000 and the partnership is waiting for a closure letter from the State of North Carolina. The operations of Fox Squirrel are recorded as discontinued operations.

               Revenue from property sales for the first quarter of 2001 was $118,242, compared to $69,571 for the same period in 2000. Management attributes the increase principally to the sale of two large tracts of land, comprising an aggregate of some 23 acres, during the first quarter of this year, whereas no such sales occurred during the first quarter of last year. The Partnership sold 11 individual undeveloped lots during the first quarter of 2001, the same number as was sold in the same period last year.

               Direct costs of property sold for the first quarter of 2001 and 2000 were $4,643 and $7,192, respectively. Management attributes the decline in costs to the relative mix of lots sold during each period. An individual undeveloped lot which does not "perk", that is, which does not meet the minimum current standards set by local health authorities for installing an individual septic system, has a valuation allowance applied to it on the Partnership's books. The valuation allowance has the effect of reducing the Partnership's cost basis of the lot to reflect the current market value as determined in a periodic appraisal obtained by the Partnership. Of the 11 individual undeveloped lots sold during the first quarter of 2001, six did not "perk", while only three of the 11 lots sold in the first quarter of 2000 did not "perk".

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2001
                                   (Unaudited)

               The sale of Fox Squirrel was completed on March 9, 2001. As a result, the financial results of operations at Fox Squirrel reported for the first quarter of 2001 is for a shorter period of time than are the financial results reported for the entire first quarter of 2000.

               The operations of Fox Squirrel are recorded as discontinued operations. For the three months ended March 31, 2001 and March 31, 2000, revenues and expenses for Fox Squirrel are as set forth below.

                                                         For the Three Months Ended
                                                    -------------------------------------
                                                    March 31, 2001         March 31, 2000
                                                    --------------         --------------
               Revenue                                $  34,091              $  95,588
                                                      ---------              ---------
               Expenses:
                  Direct costs of revenue                 5,911                 10,692
                  Selling, general and
                    administrative expenses              81,150                119,132
                  Depreciation                            9,965                 14,561
                                                      ---------              ---------
                  Total Expenses                         97,026                144,385
                                                      ---------              ---------
               Loss from discontinued
                 operations                           $ (62,935)             $ (48,797)
                                                      =========              =========


ITEM 6.        Exhibits and Reports on Form 8-K

               No reports were filed on Form 8-K for the quarter ended March 31, 2001.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2001
                                   (Unaudited)




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

                                        REEVES TELECOM LIMITED PARTNERSHIP


                                        By: Grace Property Management Inc.
                                            General Partner


                                        By: /s/ JOHN S. GRACE
                                            -----------------
                                                John S. Grace
                                                President



Dated: May 14, 2001