Form 10-Q
period 2001-06-30
REEVES TELECOM LTD PARTNERSHIP
filed 2001-08-14
CIK 314741

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2001

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
        (Address of General Partner)                    (Zip Code)

                                 (516) 686-2201
               (Registrants telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)   No ( )

On August 10, 2001, the registrant had outstanding 1,812,062 Partnership units.

                          PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                                June 30,          December 31,
                                                  2001                2000
                                              (UNAUDITED)          (AUDITED)
                                              -----------          ---------
         Assets

Cash and cash equivalents                      $  297,232          $  223,983
Prepaid and other current assets                   15,252              18,789
Properties held for sale and related
 buildings and equipment, net                     823,789             855,491
                                               ----------          ----------

         Total Assets                          $1,136,273          $1,098,263
                                               ==========          ==========

Liabilities and Partners' Capital

Accounts payable and accrued expenses          $   26,498          $  122,904
Accrued expenses, affiliates                       10,313              99,716
Long-term debt                                    115,012             117,454
Deposits on contract, net                         160,699                  --
                                               ----------          ----------

         Total Liabilities                        312,522             340,074

Partners' capital                                 823,751             758,189
                                               ----------          ----------
         Total Liabilities and
         Partners' Capital                     $1,136,273          $1,098,263
                                               ==========          ==========


The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

             STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL/DEFICIT

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001                   2000
                                                 ----                   ----
Operating revenues:
    Property sales                            $   348,761           $   199,816
    Interest income and finance charges             6,624                   885
                                              -----------           -----------
                                                  355,385               200,701
                                              -----------           -----------
Operating costs and expenses:
    Direct costs of property sold                  25,146                15,789
    Selling, general and administrative
     expenses                                     183,284               214,017
    Depreciation                                    1,245                 1,246
    Interest                                        4,780                47,019
                                              -----------           -----------
                                                  214,455               278,071
                                              -----------           -----------
    Operating income (loss)                       140,930               (77,370)

Other income/expenses:
     Loss on disposal of fixed assets                  --                  (779)
                                              -----------           -----------
Income (loss) from continuing operations          140,930               (78,149)

Loss from discontinued operations                 (67,325)              (73,798)
                                              -----------           -----------
Net income (loss)                                  73,605              (151,947)

Partners' capital/(deficit) at
 beginning of period                              758,189              (921,559)

Repurchase of partnership units                    (8,043)                   --
                                              -----------           -----------
Partners' capital/(deficit) at
 end of period                                $   823,751           $(1,073,506)
                                              ===========           ===========
Income (loss) per partnership unit            $      0.04           $     (0.08)
                                              ===========           ===========

Weighted average partnership units
    issued and outstanding                      1,816,111             1,828,148
                                              -----------           -----------


The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                      2001             2000
                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                              $  73,605        $(151,947)
    Adjustments to reconcile net income
        (loss)to net cash provided by (used in)
        operating activities:
           Depreciation                               11,210           29,268
           Change in assets and liabilities:
               Decrease in prepaid and other
                current assets                         3,537              897
               Decrease (Increase)in property
                held for sale                         20,492           (7,787)
               (Decrease) in accounts payable
                and accrued expenses                 (96,406)         (52,585)
               Increase in deposits - land sale           --          100,000
                                                   ---------        ---------
    Net cash provided by (used in)
        operating activities                          12,438          (82,154)
                                                   ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Transaction costs related to the sale
      of the country club                             (9,225)              --
    Deposit on contract                              169,924               --
                                                   ---------        ---------
    Net cash provided by investing activities        160,699               --
                                                   ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

    (Decrease) in long-term debt                      (2,442)          (8,406)
    Increase (Decrease) in accrued expenses,
        affiliates                                   (89,403)         194,740
    Repurchase of partnership units                   (8,043)              --
                                                   ---------        ---------
    Net cash provided by (used in)
        financing activities                         (99,888)         186,334
                                                   ---------        ---------
NET INCREASE IN CASH                                  73,249          104,180

CASH BALANCE - BEGINNING                             223,983          129,954
                                                   ---------        ---------
CASH BALANCE - ENDING                              $ 297,232        $ 234,134
                                                   =========        =========

The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

             STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL/DEFICIT

                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                 2001                   2000
                                                 ----                   ----
Operating revenues:
    Property sales                            $   230,519           $   130,245
    Interest income and finance charges             4,103                   425
                                              -----------           -----------
                                                  234,622               130,670
                                              -----------           -----------
Operating costs and expenses:
    Direct costs of property sold                  22,012                 8,597
    Selling, general and administrative
     expenses                                      84,744               126,406
    Depreciation                                      622                   590
    Interest                                        2,667                24,095
                                              -----------           -----------
                                                  110,045               159,688
                                              -----------           -----------
Income (loss) from continuing operations          124,577               (29,018)

Loss from discontinued operations                  (4,390)              (25,001)
                                              -----------           -----------
Net income (loss)                                 120,187               (54,019)

Partners' capital/(deficit) at
 beginning of period                              703,564            (1,019,487)
                                              -----------           -----------

Partners' capital/(deficit) at
 end of period                                $   823,751           $(1,073,506)
                                              ===========           ===========
Income (loss) per partnership unit            $      0.07           $     (0.03)
                                              ===========           ===========

Weighted average partnership units
    issued and outstanding                      1,812,062             1,828,148
                                              -----------           -----------


The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                          2001          2000
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                  $ 120,187     $ (54,019)
    Adjustments to reconcile net income
        (loss) to net cash provided by
        operating activities:
           Depreciation                                      622        14,051
           Change in assets and liabilities:
               Decrease in prepaid and other
                current assets                            (4,107)          (33)
               Decrease (Increase)in property held
                for sale                                  17,358       (15,760)
               Increase in accounts payable and
                accrued expenses                           8,637           893
               Increase in deposits - land sale               --       100,000
                                                       ---------     ---------
    Net cash provided by operating activities            142,697        45,132
                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Deposit on contract                                   19,924            --
                                                       ---------     ---------
    Net cash provided by investing activities             19,924            --
                                                       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

    (Decrease) in long-term debt                          (1,020)       (4,735)
    Increase (Decrease) in accrued expenses,
        affiliates                                      (128,797)       99,330
                                                       ---------     ---------
    Net cash provided by (used in) financing
        activities                                      (129,817)       94,595
                                                       ---------     ---------
NET INCREASE IN CASH                                      32,804       139,727

CASH BALANCE - BEGINNING                                 264,428        94,407
                                                       ---------     ---------
CASH BALANCE - ENDING                                  $ 297,232     $ 234,134
                                                       =========     =========


The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 2001
                                   (Unaudited)

NOTE 1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 29, 2001. Certain amounts in the income statement for the interim period ended June 30, 2000 have been reclassified to conform with the presentation of the results for the interim period ended June 30, 2001. There is no change in the net loss recorded for the interim period ended June 30, 2000 as a result of such reclassification.

NOTE 2.  Sale of Fox Squirrel Country Club and Disposal of Business Segment

         During the first quarter of 2001, the Partnership completed the sale of the assets of Fox Squirrel Country Club for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable. The note receivable has an initial principal amount of $712,500, bears interest at an annual rate of 9.5%, and matures on March 9, 2004. The borrower is obligated to make payments of principal and interest as follows: (i) monthly payments of $6,641 per month commencing April 9, 2001 up to and including February 9, 2004, and (ii) a final payment of $677,642 on March 9, 2004. The note receivable is collateralized by all of the assets sold to the buyer. Since the cash down payment represents less than 25% of the total consideration paid for the assets, the transaction is recorded on the Partnership's financial statements using the deposit method as defined in Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate". The deposit method requires, among other things, that until the total cash received by the Partnership from the down payment and principal payments on the note receivable is at least 25% of the total consideration paid: (a) the sold assets remain on the Partnership's balance sheet as assets held for sale or disposal, (b) cash received from the buyer be shown as a deposit on contract, and (c) payments received from the buyer in respect of the note receivable be treated as an increase in the deposit. At March 9, 2001, the date of the sale, the assets held by the Partnership covered by the agreement were held at a net book value of approximately $442,673. The operations of Fox Squirrel through March 9, 2001 are recorded as discontinued operations. For the six months ended June 30, 2001 and June 30, 2000, revenues and expenses for Fox Squirrel are as set forth below.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 2001
                                   (Unaudited)

                                              For the Six Months Ended
                                           -----------------------------
                                           6/30/2001           6/30/2000
                                           ---------           ---------
         Revenue                           $  32,511           $ 196,282
                                           ---------           ---------
         Expenses:
          Direct costs of revenue              5,911              20,199
          Selling, general and
           administrative expenses            83,960             221,859
          Depreciation                         9,965              28,022
                                           ---------           ---------
          Total expenses                      99,836             270,080
                                           ---------           ---------
         Loss from discontinued
          operations                       $ (67,325)          $ (73,798)
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

         On March 9, 2001, the Partnership sold the assets of Fox Squirrel Country Club ("Fox Squirrel") to WW-Golf & Services, LLC, a South Carolina limited liability company, for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable (the "Promissory Note"). The Promissory Note has an initial principal amount of $712,500, bears interest at an annual rate of 9.5%, and matures on March 9, 2004. The borrower is obligated to make payments of principal and interest as follows: (i) monthly payments of $6,641 per month commencing April 9, 2001 up to and including February 9, 2004, and (ii) a final payment of $677,642 on March 9, 2004. The Promissory Note is collateralized by all of the assets sold to the buyer. The borrower may extend the maturity of the note

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 2001
                                   (Unaudited)

         if the Partnership has not completed remediation of certain environmental contamination from an underground storage tank formerly located on the golf club grounds. Remediation work has been completed as of December 31, 2000 and the partnership is waiting for a closure letter from the State of North Carolina. The operations of Fox Squirrel through March 9, 2001 are recorded as discontinued operations.

         Revenue from property sales for the first half of 2001 was $348,761, compared to $199,816 for the same period in 2000. Management attributes the increase principally to the sale during the first half of 2001 of 30 individual undeveloped lots to a homebuilder and of two large tracts of land, comprising an aggregate of some 23 acres, whereas no such bulk sale of lots or sale of large tracts occurred during 2000. The Partnership sold a total of 52 individual undeveloped lots during the first half of 2001, compared to 30 individual undeveloped lots sold in the same period last year.

         Direct costs of property sold for the first six months of 2001 and 2000 were $25,146 and $15,789, respectively. Management attributes the increase in costs principally to the sale of the two tracts earlier this year and to the greater number of individual undeveloped lots sold in 2001 than in 2000.

         Selling, general and administrative expenses were $183,284 for the first six months of 2001, compared to $214,017 for the same period of 2000. Management attributes the decrease principally to lower general partner's fees, reflecting the lower amount of involvement required of the general partner in the Partnership's operations due to recent asset sales; and lower real estate taxes and insurance expense, resulting from recent asset sales.

         The sale of Fox Squirrel was completed on March 9, 2001. As a result, the financial results of operations at Fox Squirrel reported for the first half of 2001 is for a shorter period of time than are the financial results reported for the same period of 2000. The operations of Fox Squirrel through March 9, 2001 are recorded as discontinued operations. During the three months ended June 30, 2001, the partnership recognized a loss from discontinued operations of $4,390, which is comprised of $2,810 in adjustments to selling, general and administrative expenses (reflecting a revision to the allocation of expenses made at closing), and $1,580 in adjustments to revenue (reflecting a revision to the allocation of revenue made at closing). For the six months ended June 30, 2001 and June 30, 2000, revenues and expenses for Fox Squirrel are as set forth below.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 2001
                                   (Unaudited)


                                             For the Six Months Ended
                                           -----------------------------
                                           6/30/2001           6/30/2000
                                           ---------           ---------
         Revenue                           $  32,511           $ 196,282
                                           ---------           ---------
         Expenses:
          Direct costs of revenue              5,911              20,199
          Selling, general and
           administrative expenses            83,960             221,859
          Depreciation                         9,965              28,022
                                           ---------           ---------
          Total expenses                      99,836             270,080
                                           ---------           ---------
         Loss from discontinued
          operations                       $ (67,325)          $ (73,798)
                                           =========           =========


ITEM 6.  Exhibits and Reports on Form 8-K

         No reports were filed on Form 8-K for the quarter ended June 30, 2001.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 2001
                                   (Unaudited)


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

                                        REEVES TELECOM LIMITED PARTNERSHIP

                                        By:       Grace Property Management Inc.
                                                  General Partner

                                        By:       /s/ JOHN S. GRACE
                                                  -----------------------
                                                  John S. Grace
                                                  President

Dated: August 10, 2001