Form 10-Q
period 2001-09-30
REEVES TELECOM LTD PARTNERSHIP
filed 2001-11-14
CIK 314741

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2001

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

Yes (X)   No ( )

On November 12, 2001, the registrant had outstanding 1,812,062 Partnership units.

                          PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                                       September 30,  December 31,
                                                            2001         2000
                                                        (UNAUDITED)    (AUDITED)
                                                        -----------  ------------
        Assets

Cash and cash equivalents                             $  312,359      $  223,983
Prepaid and other current assets                          15,380          18,789
Properties held for sale and related
 buildings and equipment, net                            821,591         855,491
                                                      ----------      ----------
        Total Assets                                  $1,149,330      $1,098,263
                                                      ==========      ==========


Liabilities and Partners' Capital

Accounts payable and accrued expenses                 $   38,569      $  122,904
Accrued expenses, affiliates                              35,063          99,716
Long-term debt                                           113,969         117,454
Deposits on contract, net                                180,624            --
                                                      ----------      ----------
        Total Liabilities                                368,225         340,074

Partners' capital                                        781,105         758,189
                                                      ----------      ----------
        Total Liabilities and
        Partners' Capital                             $1,149,330      $1,098,263
                                                      ==========      ==========



The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

             STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL/DEFICIT

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                       2001             2000
                                                   -----------      -----------
Operating revenues:
   Property sales                                  $   379,521      $ 2,653,426
   Interest income and finance charges                   8,848            8,126
                                                   -----------      -----------
                                                       388,369        2,661,552
                                                   -----------      -----------
Operating costs and expenses:
   Direct costs of property sold                        26,722          342,784
   Selling, general and administrative
    expenses                                           254,182          379,661
   Depreciation                                          1,868            2,087
   Interest                                              7,313           70,530
                                                   -----------      -----------
                                                       290,085          795,062
                                                   -----------      -----------
   Operating income                                     98,284        1,866,490

Other income/expenses:
    Loss on disposal of fixed assets                      --               (779)
                                                   -----------      -----------
Income from continuing operations                       98,284        1,865,711

Loss from discontinued operations                      (67,325)        (116,549)
                                                   -----------      -----------
Net income                                              30,959        1,749,162

Partners' capital/(deficit) at
 beginning of period                                   758,189         (921,559)

Repurchase of partnership units                         (8,043)            --
                                                   -----------      -----------
Partners' capital at end of period                 $   781,105      $   827,603
                                                   ===========      ===========
Income per partnership unit                        $      0.02      $      0.96
                                                   ===========      ===========

Weighted average partnership units
   issued and outstanding                            1,814,747        1,828,148
                                                   -----------      -----------




The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

             STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL/DEFICIT

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                       2001             2000
                                                   -----------      -----------
Operating revenues:
   Property sales                                  $    30,760      $ 2,453,610
   Interest income and finance charges                   2,224            7,241
                                                   -----------      -----------
                                                        32,984        2,460,851
                                                   -----------      -----------
Operating costs and expenses:
   Direct costs of property sold                         1,576          326,995
   Selling, general and administrative
    expenses                                            70,898          165,644
   Depreciation                                            623              841
   Interest                                              2,533           23,511
                                                   -----------      -----------
                                                        75,630          516,991
                                                   -----------      -----------

Income (loss) from continuing operations               (42,646)       1,943,860

Loss from discontinued operations                         --            (42,751)
                                                   -----------      -----------
Net income (loss)                                      (42,646)       1,901,109

Partners' capital/(deficit) at
   beginning of period                                 823,751       (1,073,506)
                                                   -----------      -----------
Partners' capital at end of period                 $   781,105      $   827,603
                                                   ===========      ===========
Income (loss) per partnership unit                 $     (0.02)     $      1.04
                                                   ===========      ===========

Weighted average partnership units
   issued and outstanding                            1,812,062        1,828,148
                                                   -----------      -----------




The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                         2001           2000
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                        $    30,959    $ 1,749,162
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
         Depreciation                                     11,833         44,138
         Change in assets and liabilities:
            Decrease in prepaid and other
             current assets                                3,409            888
            Decrease in property held for sale            22,067         51,710
            (Decrease) in accounts payable
             and accrued expenses                        (84,335)       (29,926)
                                                     -----------    -----------
   Net cash provided by (used in)
      operating activities                               (16,067)     1,815,972
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Transaction costs related to the sale
     of the country club                                  (9,225)          --
   Deposit on contract                                   189,849           --
                                                     -----------    -----------
   Net cash provided by investing activities             180,624           --
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   (Decrease) in long-term debt                           (3,485)       (13,160)
   (Decrease) in accrued expenses, affiliates            (64,653)    (1,715,826)
   Repurchase of partnership units                        (8,043)          --
                                                     -----------    -----------
   Net cash used in financing activities                 (76,181)    (1,728,986)
                                                     -----------    -----------
NET INCREASE IN CASH                                      88,376         86,986

CASH BALANCE - BEGINNING                                 223,983        129,954
                                                     -----------    -----------
CASH BALANCE - ENDING                                $   312,359    $   216,940
                                                     ===========    ===========




The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                         2001           2000
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                 $   (42,646)   $ 1,901,109
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
         Depreciation                                        623         14,870
         Change in assets and liabilities:
            (Increase)in prepaid and other
             current assets                                 (128)            (9)
            Decrease in property held for sale             1,575         59,497
            Increase in accounts payable and
             accrued expenses                             12,071         22,659
            (Decrease) in deposits - land sale              --         (100,000)
                                                     -----------    -----------
   Net cash provided by/(used in)
      operating activities                               (28,505)     1,898,126
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Deposit on contract                                    19,925           --
                                                     -----------    -----------
   Net cash provided by investing activities              19,925           --
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   (Decrease) in long-term debt                           (1,043)        (4,754)
   Increase (Decrease) in accrued expenses,
      affiliates                                          24,750     (1,910,566)
                                                     -----------    -----------
   Net cash provided by (used in) financing
      activities                                          23,707     (1,915,320)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                           15,127        (17,194)

CASH BALANCE - BEGINNING                                 297,232        234,134
                                                     -----------    -----------
CASH BALANCE - ENDING                                $   312,359    $   216,940
                                                     ===========    ===========




The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2001
                                   (Unaudited)


NOTE 1.     Basis of Presentation


            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 29, 2001. Certain amounts in the income statement for the interim period ended September 30, 2000 have been reclassified to conform with the presentation of the results for the interim period ended September 30, 2001. There is no change in the net income recorded for the interim period ended September 30, 2000 as a result of such reclassification.

NOTE 2.     Liquidity and Going Concern Issues

            Cash generated from individual lot sales may not be sufficient to meet future operating costs, debt service and other cash requirements. If the Partnership's cash flow is less than the management's expectations, capital programs presently planned may be either postponed, scaled back, or eliminated, and certain operating expenditures may be either deferred or, in the case of payments to the General Partner and its affiliates, accrued. Despite such contingency plans by management, the above mentioned factors indicate that the Partnership may be unable to continue in existence while attempting to complete the sale and liquidation of the Partnership's remaining assets. The Partnership intends to continue to sell lots in the normal course of business as a plan of liquidation and, while no assurances can be given, the Partnership believes the carrying value of the remaining lots is less than their net realizable value. Should the Partnership change its plans from the current longer term liquidation approach to a bulk sale and/or abandonment, the net amount realized could be less than the carrying value which could result in liabilities exceeding the Partnership's assets. The financial statements have been prepared assuming the Partnership will continue as a going concern.

NOTE 3.     Sale of Fox Squirrel Country Club and Disposal of Business Segment

            During the first quarter of 2001, the Partnership completed the sale of the assets of Fox Squirrel Country Club for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable. The note receivable has an initial principal amount of $712,500, bears interest at

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2001
                                   (Unaudited)


            an annual rate of 9.5%, and matures on March 9, 2004. The borrower is obligated to make payments of principal and interest as follows:
            (i) monthly payments of $6,641 per month commencing April 9, 2001 up to and including February 9, 2004, and (ii) a final payment of $677,642 on March 9, 2004. The note receivable is collateralized by all of the assets sold to the buyer. Since the cash down payment represents less than 25% of the total consideration paid for the assets, the transaction is recorded on the Partnership's financial statements using the deposit method as defined in Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate". The deposit method requires, among other things, that until the total cash received by the Partnership from the down payment and principal payments on the note receivable is at least 25% of the total consideration paid: (a) the sold assets remain on the Partnership's balance sheet as assets held for sale or disposal, (b) cash received from the buyer be shown as a deposit on contract, and
            (c) payments received from the buyer in respect of the note receivable be treated as an increase in the deposit. At March 9, 2001, the date of the sale, the assets held by the Partnership covered by the agreement were held at a net book value of approximately $442,673. The operations of Fox Squirrel through March 9, 2001 are recorded as discontinued operations. For the nine months ended September 30, 2001 and September 30, 2000, revenues and expenses for Fox Squirrel are as set forth below.


                                                       For the Nine Months Ended
                                                       -------------------------
                                                       9/30/2001      9/30/2000
                                                       ---------      ---------
            Revenue                                    $  32,511      $ 273,930
                                                       ---------      ---------
            Expenses:
            Direct costs of revenue                        5,911         29,764
            Selling, general and
            administrative expenses                       83,960        318,664
            Depreciation                                   9,965         42,051
                                                       ---------      ---------
            Total expenses                                99,836        390,479
                                                       ---------      ---------
            Loss from discontinued
            operations                                 $ (67,325)     $(116,549)
                                                       =========      =========


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

         Certain matters discussed herein are forward-looking statements about the business, financial condition and prospects of the Partnership. The actual results could differ materially from those indicated by such forward- looking statements because of various risks and uncertainties. Such risks

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2001
                                   (Unaudited)


            and uncertainties may include, but are not limited to, regional and national economic conditions, changes in consumer demand for real estate, changes in interest rates and the availability of credit to the Partnership and/or potential purchasers of real estate, and changes in state and federal regulations relating to environmental and health matters. The Partnership cannot control these risks and uncertainties and, in many cases, cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward- looking statements. The Partnership undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

            Cash generated from individual lot sales may not be sufficient to meet future operating costs, debt service and other cash requirements. If the Partnership's cash flow is less than the management's expectations, capital programs presently planned may be either postponed, scaled back, or eliminated, and certain operating expenditures may be either deferred or, in the case of payments to the General Partner and its affiliates, accrued. Despite such contingency plans by management, the above mentioned factors indicate that the Partnership may be unable to continue in existence while attempting to complete the sale and liquidation of the Partnership's remaining assets. The Partnership intends to continue to sell lots in the normal course of business as a plan of liquidation and, while no assurances can be given, the Partnership believes the carrying value of the remaining lots is less than their net realizable value. Should the Partnership change its plans from the current longer term liquidation approach to a bulk sale and/or abandonment, the net amount realized could be less than the carrying value which could result in liabilities exceeding the Partnership's assets. The financial statements have been prepared assuming the Partnership will continue as a going concern.

            On March 9, 2001, the Partnership sold the assets of Fox Squirrel Country Club ("Fox Squirrel") to WW-Golf & Services, LLC, a South Carolina limited liability company, for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable (the "Promissory Note"). The Promissory Note has an initial principal amount of $712,500, bears interest at an annual rate of 9.5%, and matures on March 9, 2004. The borrower is obligated to make payments of principal and interest as follows: (i) monthly payments of $6,641 per month commencing April 9, 2001 up to and including February 9, 2004, and (ii) a final payment of $677,642 on March 9, 2004. The Promissory Note is collateralized by all of the assets sold to the buyer. The borrower may extend the maturity of the note if the Partnership has not completed remediation of certain environmental contamination from an underground storage tank formerly located on the golf club grounds. We completed certain remediation work earlier this year. Tests of groundwater and soil samples we submitted to the North Carolina Department of Environment and Natural Resources ("NCDENR") showed levels of groundwater contamination just above the standards, and we were

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2001
                                   (Unaudited)

            directed to conduct additional groundwater monitoring and sampling. We expect to complete the additional sampling in the fourth quarter. Following the end of the third quarter, we received a notice from NCDENR that we would be receiving from a state-sponsored clean-up fund a check in the amount of $8,920 as reimbursement for a portion of the approximately $13,100 in costs we incurred through March 2001 in removing the underground storage tank and remediating environmental contamination.

            Revenue from property sales for the nine months ended September 30, 2001 was $379,521, of which amount $359,417 was from the sale of property in Boiling Spring Lakes, North Carlina, and $20,104 was from the sale of property in Pimlico Plantation, South Carolina. For the same period last year, revenue from sales was $2,653,426, all of which was from the sale of property in Boiling Spring Lakes, North Carolina. Excluding the sale of approximately 5,127 acres to a not-for-profit organization (which sale resulted in net revenue to the Partnership of $2,200,124), total revenue from property sales for the first nine moths of 2000 was $453,302. During the first three quarters of 2001, sales of property in Boiling Spring Lakes included 57 individual undeveloped lots and two tracts of land comprising an aggregate of some 23 acres, compared to sales of 44 individual undeveloped lots and the previously mentioned 5,127 acres during the same period in 2000. In Pimlico Plantation, we sold one individual undeveloped lot during the first nine months of 2001 and no lots during the same period last year.

            Direct costs of property sold for the first nine months of 2001 was $26,722, compared to $342,784 for the same period last year. Excluding the sale of 5,127 acres of land to the non-profit organization, the direct cost of property sales for the first nine months of last year was $18,457. We attribute the increase in direct cost principally to the larger number of individual undeveloped lots sold this year compared to last year.

            Selling, general and administrative expenses were $254,182 for the first nine months of 2001, compared to the $379,661 for the same period in 2000. We attribute the lower costs principally to lower real estate taxes and property insurance due to the sale of assets, and to lower general partner's fees, reflecting the lower amount of involvement required of the general partner in the Partnership's operations due to asset sales.

            Interest expense for the first nine months of 2001 was $7,313, compared to $70,530 for the same period last year. The decrease in interest expense is due to the substantially lower amount of interest-bearing liabilities outstanding during this year than last year.

            Our financial results for the first nine months of 2001 reflect the operations at Fox Squirrel only up to March 9, 2001, the closing date of the transaction. As a result, our financial results for the first nine months of 2001 reflect operations of Fox Squirrel for a significantly shorter period of time than do our financial results for the first nine

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2001
                                   (Unaudited)

            months of 2000. Post-closing adjustments totaling $4,390 are recorded for the period ended September 30, 2001. The post-closing adjustments are comprised of $2,810 in adjustments to selling, general and administrative expenses (reflecting a revision to the allocation of expenses made at closing)and $1,580 in adjustments to revenue (reflecting a revision to the allocation of revenue made at closing). Fox Squirrel's operations are recorded as discontinued operations. For the nine months ended September 30, 2001 and September 30, 2000, revenues and expenses for Fox Squirrel are recorded as follows:

                                                           For the Nine Months Ended
                                                           -------------------------
                                                            9/30/2001    9/30/2000
                                                            ---------    ---------
            Revenue                                         $  32,511    $ 273,930
                                                            ---------    ---------
            Expenses:
             Direct costs of revenue                            5,911       29,764
             Selling, general and
              administrative expenses                          83,960      318,664
             Depreciation                                       9,965       42,051
                                                            ---------    ---------
             Total expenses                                    99,836      390,479
                                                            ---------    ---------
            Loss from discontinued
             operations                                     $ (67,325)   $(116,549)
                                                            =========    =========



ITEM 6.  Exhibits and Reports on Form 8-K

            No reports were filed on Form 8-K for the quarter ended September 30, 2001.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2001
                                   (Unaudited)


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

Dated: November 12, 2001