Form 10-K
period 2001-12-31
REEVES TELECOM LTD PARTNERSHIP
filed 2002-04-01
CIK 314741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to
      _________________

Commission file number: 110-9305

                       REEVES TELECOM LIMITED PARTNERSHIP
                  (name changed from Reeves Telecom Associates)
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

          South Carolina                                          57-0700063
---------------------------------                            -------------------
    (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                       c/o Grace Property Management, Inc.
                  55 Brookville Road, Glen Head, New York 11545
                  ---------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (516) 686-2201

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
       None                                            None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
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

                                 Yes |X| No | |

On March 22, 2002, the Registrant had outstanding 1,812,062 partnership units. See Item 5. There is no active market for the partnership units. As of March 22, 2002, non-affiliates held 1,171,717 partnership units.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
Special Note on Forward-Looking Statements ........................................    2
PART I ............................................................................    2
     Item 1. Business .............................................................    2
     Item 2. Properties ...........................................................   12
     Item 3. Legal Proceedings ....................................................   14
     Item 4. Submission of Matters to a Vote of Unit Holders ......................   14
PART II ...........................................................................   15
     Item 5. Market for Registrant's Partnership Units and Related Security Matters   15
     Item 6. Selected Financial Data ..............................................   16
     Item 7. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations ............................................   17
     Item 7A. Quantitative and Qualitative Disclosures about Market Risk ..........   22
     Item 8. Financial Statements and Supplementary Data ..........................   22
     Item 9. Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure .............................................   23
PART III ..........................................................................   24
     Item 10. Directors and Executive Officers of Registrant ......................   24
     Item 11. Executive Compensation ..............................................   24
     Item 12. Security Ownership of Certain Beneficial Owners and Management ......   25
     Item 13. Certain Relationships and Related Transactions ......................   26
PART IV ...........................................................................   28
     Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K ...   28
SIGNATURES ........................................................................   31

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

      In addition to historical information, this Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. Such forward-looking statements are usually accompanied by words such as "anticipates," "believes," "expects," "intends," "projects," "strategies," and similar terms that convey uncertainty of future events or outcomes. The Partnership's future financial condition and results, as well as any forward-looking statements contained herein, are subject to certain risks and uncertainties that are beyond the Partnership's control and could cause actual results to differ materially from those reflected in the forward-looking statements.

      Readers are cautioned not to place undue reliance upon these forward-looking statements, which reflect Management's analysis only as to the date hereof. Readers should carefully review the risk factors described in this Annual Report on Form 10-K (including, without limitation, those listed in Item 1, "Business - Business of Registrant") and other documents the Partnership has filed and from time to time will file with the Securities and Exchange Commission which could cause the Partnership's actual results to differ materially from those in these forward-looking statements. The Partnership undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

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

      On March 9, 2001, the Partnership sold the assets of Fox Squirrel Country Club, now known as The Lakes Country Club ("Fox Squirrel/The Lakes"), for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable (see Item 1, "Business of Registrant - Boiling Spring Lakes, Fox Squirrel Country Club/The Lakes Country Club").

BUSINESS OF REGISTRANT

                                     GENERAL

      The Partnership's business may be categorized into one industry segment: owning, developing, selling, leasing, or otherwise dealing in real estate. The principal asset of the Partnership is real estate for development located in the City of Boiling Spring Lakes, in Brunswick County, North Carolina, where the Partnership also owned a golf course and country club (see Item 2, "Properties").

      Prior to mid-1993, in view of limited resources, Management focused on holding down costs until the Partnership could sell all or substantially all of its assets in a bulk sale. Local real estate brokers were relied upon to generate individual lot sales, and the golf course and country club were leased to a third party operator. Under this arrangement, lot sales were slow and, generally, operating expenses significantly exceeded revenue from such sales. Were it not for cash generated from activities other than the sale of real estate during those years, the Partnership would likely have become insolvent.

      Beginning in June 1993, Management has focused on the sale of individual lots and other means of generating revenue. The Partnership also became increasingly involved in the management and operation of the golf course and country club, which were sold in March 2001.

                              BOILING SPRING LAKES

- REAL ESTATE SALES

      Boiling Spring Lakes began as a 14,000-acre development commenced by the Corporation in 1962. Most of the land has been sold and that which remains lies within the City of Boiling Spring Lakes, North Carolina.

      During fiscal 2000, the Partnership sold approximately 5,127 acres of land to The Nature Conservancy in two transactions. The first transaction involved the sale of certain large tracts of undeveloped land, mostly wetlands and woodlands, for an aggregate of $1,625,850 and closed in July 2000. The second transaction involved the sale of certain individual undeveloped lots, small tracts and certain land suitable for commercial development for an aggregate of $774,150 and closed in September 2000. Reference is made to the more detailed information on both transactions set forth on Form 8-K filed with the Securities and Exchange Commission on June 29, 2000.

      Other than from the two transactions with The Nature Conservancy, revenue from real estate sales in Boiling Spring Lakes for each of the last five fiscal years ended December 31 is shown on Table 1, below (see "Pimlico Plantation," below, for revenue from real estate sales in Pimlico Plantation).

                     TABLE 1: REVENUE FROM REAL ESTATE SALES
                              BOILING SPRING LAKES

                   No. of Individual Lots Sold           Other          Total
                   ----------------------------
                   Improved          Unimproved         Parcels        Revenues
                   --------          ----------         -------        --------
Fiscal 2001           0                  68                2           $420,743
Fiscal 2000           0                  56                1            435,169
Fiscal 1999           1                  68                7            555,441
Fiscal 1998           1                  52                0            435,046
Fiscal 1997           2                  55                0            411,609

      As used in Table 1, the term "individual lot" refers to a platted residential lot comprising about 1/3 acre. The term "improved" refers to an individual lot on which the construction of a house has been started and, in some cases, completed. The term "unimproved" refers to an individual lot on which construction of a house has not yet been started. The term "other parcels" refers to unplatted parcels, large tracts and commercial lots.

      During 2001, the Partnership sold two unplatted parcels comprising approximately 23 acres for approximately $72,900. During 2000, the Partnership sold one unplatted one-acre parcel for $25,000. During 1999, the Partnership sold one improved lot for approximately $130,800, which generated a profit of approximately $11,200. In addition, during 1999 the Partnership sold four 1/2-acre unimproved commercial lots, one unplatted lot comprising approximately 1 1/2 acres, and two 1/2-acre unplatted lots for an aggregate sales price of approximately $56,800. During 1998, the Partnership sold one improved lot for approximately $117,300, which generated a profit of approximately $13,700. During 1997, the Partnership sold two improved lots; the first for $115,000 and the second for $128,000, which generated profits of approximately $20,000 and $17,100, respectively. With respect to the second improved lot, since the purchaser, and not the Partnership, bore substantially all of he construction cost of the house, for financial reporting purposes, the Partnership's revenues reflect only the net proceeds received by the Partnership.

- FOX SQUIRREL COUNTRY CLUB / THE LAKES COUNTRY CLUB

      Fox Squirrel/The Lakes is a semi-private golf course and country club. Its 18-hole golf course serves as the centerpiece of the Boiling Spring Lakes development. Management believes that its attraction as a recreational facility to those who are considering purchasing or building a home in the area allows the Partnership to generate more lot sales, at a higher sales price per lot, than would be the case in the absence of such a facility.

      On March 9, 2001, the Partnership sold the assets of Fox Squirrel/The Lakes to WW- Golf & Services, LLC, a South Carolina limited liability company ("WW-Golf"), for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable (the "Promissory Note"). The Promissory Note has an initial principal amount of $712,500, bears interest at an annual rate of 9.5%, and matures on March 9, 2004. WW-Golf is obligated to make payments of principal and interest as follows: (i) monthly payments of $6,641 per month commencing April 9, 2001 up to and including February 9, 2004, and (ii) a final payment of $677,642 on March 9, 2004. The Partnership has a security interest in all of the assets sold until the Promissory Note has been paid in full. WW-Golf may extend the maturity of the Promissory Note if the Partnership has not completed remediation of certain environmental contamination from an underground storage tank formerly located on the golf club grounds. The Partnership believes that all necessary remediation work has been completed as of December 31, 2001 and the Partnership is waiting for a closure letter from the North Carolina Department of Environment and Natural Resources.

      Shortly after acquiring Fox Squirrel/The Lakes, WW-Golf changed the name of the golf course and country club to The Lakes Country Club. For consistency and to avoid confusion, the golf course and country club are referred to herein as Fox Squirrel/The Lakes.

      The Partnership's revenue and operating loss from Fox Squirrel/The Lakes for the last five fiscal years are shown on Table 2, below.

                       TABLE 2: REVENUE AND OPERATING LOSS
               FOX SQUIRREL COUNTRY CLUB / THE LAKES COUNTRY CLUB

                                                  Operating
                               Revenue               Loss
                              ---------         -----------
Fiscal 2001                   $  32,511         $  (67,326)
Fiscal 2000                     332,462           (214,975)
Fiscal 1999                     355,506           (192,953)
Fiscal 1998                     437,436           (162,131)
Fiscal 1997                     373,972            (78,707)

      The Partnership sold Fox Squirrel/The Lakes on March 9, 2001 and, accordingly, the results of Fox Squirrel/The Lakes are shown as a discontinued operation on the Partnership's financial statements for all periods presented. Revenue and Operating Loss for Fiscal 2001 shown in Table 2 are for the period from January 1, 2001 until March 9, 2001. Since Revenue and Operating Loss for each of Fiscal 1997, 1998, 1999 and 2000 are for twelve-month periods, a comparison of Revenue and Operating Loss for Fiscal 2001 to prior years does not present an accurate portrayal of the comparative performance of Fox Squirrel/The Lakes.

      In November 1995, the Partnership hired a new manager and golf pro of Fox Squirrel/The Lakes, replacing the former manager, who resigned. The new manager also leased the kitchen and dining area in the club house from the Partnership, which paid for certain improvements to the kitchen and dining area. Although the lease provided for the payment to the Partnership of monthly lease payments in varying amounts, the Partnership waived most lease payments to enable the dining service to become financially established. In February 1998, the manager and the Partnership agreed to the termination of the manager's employment agreement and related agreement to lease the kitchen and dining area. The Partnership agreed, among other things, to purchase certain assets from, and assume certain liabilities of, the manager in exchange for cash consideration to the manager of $49,404. As a result of the foregoing, the Partnership became the operator of the dining service and continued to operate the dining service until Fox Squirrel/The Lakes was sold in March 2001.

- OTHER

      During Fiscal 2001, the Partnership received $8,920 from the North Carolina Department of Environment and Natural Resources as reimbursement for a portion of the costs of removing an underground storage tank. The tank was removed during Fiscal 2000 in connection with the then-anticipated sale of Fox Squirrel/The Lakes. The Partnership recorded the reimbursement as Other Revenue since the reimbursement was received subsequent to the year in which the expense was incurred.

      During Fiscal 2001 and 2000, the Partnership earned $2,550 and $3,400, respectively, in net rental income. The Partnership recorded such income as Other Income.

      From time to time the Partnership generates revenue from sources other than real estate sales and Fox Squirrel/The Lakes, including, for example, the sale of timber and pine straw on certain unsold lots. During Fiscal 1999, the Partnership earned $1,266 from such sources. While additional revenue from such sources continues to be sought as a means of supplementing revenue from lot sales, such activities have not been a material source of revenue during the past five years due principally to the harvesting of seasoned timber performed in past years.

      The amount of revenue generated from sources other than real estate sales, Fox Squirrel/The Lakes, and interest income during the last five fiscal years is shown on Table 3, below.

                     TABLE 3: OTHER REVENUE AND OTHER INCOME
                              BOILING SPRING LAKES

                    Other           Rental            Sale of Timber
                   Revenue        Income, Net         and Pine Straw
                   -------        -----------         --------------
Fiscal 2001        $8,920           $2,550                  $-0-
Fiscal 2000           -0-            3,400                   -0-
Fiscal 1999           -0-              -0-                 1,266
Fiscal 1998           -0-              -0-                   -0-
Fiscal 1997           -0-              -0-                   694

      Since the 1970's, health standards at Boiling Spring Lakes have become increasingly stringent regarding septic tanks and on-site sewage disposal. It is estimated that 70% to 75% of the property which would have complied with applicable rules and regulations a number of years ago no longer meet present health standards. This has had a detrimental effect on the operations of the Partnership. In a few cases the problem could be cured by the use of drains, or by the scraping away of hard pan and adding fill dirt. In most instances, however, health departments have declared a majority of the areas as irremediable by ordinary measures. In such cases, the only solution would be to install area-wide sewer systems. While the Partnership does not have the resources to install a sewer system covering most or all of the land remaining in the Partnership's inventory, a small multi-user system has been installed on certain lots zoned for commercial use. Depending upon the Partnership's financial resources, the market for real estate in and around Boiling Spring Lakes and economic conditions generally, among other factors, Management may consider installing similar multi-user systems in other areas of the development in the future but currently has no plans to do so.

                               PIMLICO PLANTATION

      Pimlico Plantation began as a development in South Carolina commenced by the Corporation. Virtually all of the land was sold in past years. As of December 31, 2001, the Partnership owns one individual lot at Pimlico Plantation, comprising approximately 3/8 acre. During Fiscal 2001, the Partnership sold one lot for $20,105. No lot sales or revenue from lot sales were recorded during any of the four previous fiscal years. In view of the foregoing, revenue from the sale of land at Pimlico Plantation in future years is expected to represent, at best, a negligible percentage of total revenue.

                                   SEASONALITY

      The sale of real estate in North Carolina is seasonal. The Partnership has generally experienced slower than average lot sales in the period from November to January, inclusive.

                            MARKETING AND ADVERTISING

      The Partnership's marketing and advertising plan emphasizes the print media to promote the sale of its land and, when available for sale, improved individual lots.

                            DEPENDENCE UPON CUSTOMERS

      For the year ended December 31, 2000, $2,400,000 in revenue from property sales was attributable to one buyer. Generally, however, the Partnership is not dependent in any respect upon one or a few customers, the loss of any one of which might significantly affect the financial results of the Partnership.

                                   COMPETITION

      The real estate market in Brunswick County, North Carolina is extremely competitive. Prospective residential property owners may buy from real estate developers, who generally sell lots suitable for building but who may also sell improved properties, existing homeowners looking to relocate, and others. Property values are dependent upon, among other factors, proximity to and the nature and quality of recreational facilities, retail shopping, commercial sites and schools, and the availability of county water (as opposed to well water) and sewer service (as opposed to septic systems). Management believes that some of the Partnership's land has been and/or will be bought by other real estate developers, who may compete with the Partnership for land sales or sale of improved properties.

      Many real estate developments in the market in which the Partnership operates provide recreational facilities, such as a golf course, lakes and/or swimming pools, and tennis courts. In many cases, depending upon the financial resources of the particular developer, such facilities are more extensive and/or more varied than the facilities in Boiling Spring Lakes, and the golf courses are, in some instances, the sites of professional championship tournaments. Lots associated with such facilities generally command higher sales prices than lots owned by the Partnership. Management believes that the Partnership can compete effectively against other real estate developers, many of whom are believed to have substantially greater resources than the Partnership, principally on the basis of price.

                              GOVERNMENT REGULATION

      The real estate development industry is subject to extensive and complex regulations. The Partnership must comply with various federal, state and local laws, ordinances, rules and regulations regarding zoning, construction, population density, availability and installation of utility services such as water, electricity, gas and waste disposal, the preservation of the natural terrain, and other related matters. In addition, the Partnership is subject to laws and regulations relating to the use of wetlands, over which the Army Corps of Engineers has jurisdiction. The Partnership relies upon its employees, the General Partner, and various legal and other advisors for the expertise necessary to comply with all applicable regulations.

                       ENVIRONMENTAL LAWS AND REGULATIONS

      The Partnership is subject to various federal, state and local laws, ordinances and regulations regarding environmental matters. Under these laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and the cost of investigation, removal and decontamination incurred by such parties. The penalty is imposed whether or not the owner or operator was aware of, or responsible for, the hazardous or toxic substances, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, removal and decontamination of such substances could be substantial. If such substances are found on real estate or there is a failure to properly remove or decontaminate the area, the property could be difficult to sell, rent or develop. Some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with such contamination. The owner or operator of real estate may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. In connection with its ownership of real estate, the Partnership potentially may be liable for the foregoing costs.

      Portions of Boiling Spring Lakes and the surrounding area are known or believed to be the habitat of various species of flora and fauna which have been identified as endangered or protected species. Development of the Partnership's land is subject to various laws and regulations intended to limit disturbance of endangered and protected species.

                                    EMPLOYEES

      As of December 31, 2001, the Partnership has two full-time employees. Officers and employees of the General Partner and one or more of its affiliates devote a portion of their time to the management and affairs of the Partnership but such persons have other responsibilities and will devote only so much of their time to the business of the Partnership as the General Partner, in its judgment and experience, determines is reasonably required.

                           LIQUID ASSETS AND RESERVES

      As of December 31, 2001, the Partnership held $296,993 in cash. Accounts payable and accrued expenses as of this date totaled $92,633.

      The Partnership Agreement obligates the General Partner to distribute Distributable Cash (as such term is defined in the Partnership Agreement). Distributable Cash excludes, among other items, reserves established for working capital, contingent liabilities, taxes, debt service, repairs, replacements, renewals, capital expenditures or other purposes consistent with the Partnership Agreement. Such reserves are used solely for calculating Distributable Cash and are not treated as deductions from income for accounting purposes. At the beginning of Fiscal 1997, reserves totaling $450,000 had been established. In each of Fiscal 1997 and 1998, reserves totaling $200,000 were established to fund, principally, certain capital improvements at Fox Squirrel/The Lakes and certain capital projects within the development, including a multi- user septic system installed on eight lots zoned for commercial use. During 1999, a reserve of $150,000 was established to purchase and refurbish a residential property for resale. Also during 1999, a reserve of $50,000 was established for certain capital improvements at Fox Squirrel/The Lakes. During Fiscal 2000, reserves of $175,000 were established to fund certain capital improvements within the development. During Fiscal 2001, reserves totaling $100,000 were established to fund repairs to a dam and certain road repair and improvement work within the development.

      See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion of factors affecting liquidity.

                              CERTAIN RISK FACTORS

      In addition to the risk factors described above, the Partnership's business is subject to the following principal risks:

- INCREASED OPERATING COSTS.

      The Partnership is responsible for maintaining certain roads, most of which are unpaved, certain road rights-of-way, and one dam within the City of Boiling Spring Lakes. In recent years, the Partnership has not spent significant amounts toward maintaining such roads, rights- of-way and dam, and the amount required to maintain them may increase substantially, or the failure by the Partnership to provide proper maintenance in the future may subject the Partnership to substantially greater risk of litigation from persons adversely affected by such failure.

- ZONING AND OTHER REGULATIONS.

      The Partnership owns approximately 244 acres of undeveloped, unplatted land intended for residential use and approximately 252 acres of undeveloped, unplatted land intended for commercial use. Should the Partnership be unable to subdivide all or a substantial portion of such acreage due to changes in zoning or other regulations, the ability of the Partnership to continue generating revenue from real estate sales or to effect a bulk sale of all or substantially all of its assets may be significantly adversely affected. In addition, the Partnership's operations and ability to effect a bulk sale of all or substantially all of its assets may be adversely affected in the event of a change in zoning of significant portions of land owned by the Partnership, and/or may require significant changes to or the abandonment of the phased development project described in Item 2, "Properties - Boiling Spring Lakes" or substantially greater expenditures by the Partnership than currently expected to complete the phased development project.

- NEW PROJECTS.

      The Partnership may undertake one or more new projects within the development, including, without limitation, construction of a house on a lot owned by the Partnership. Management may fail to accurately gauge conditions prior to undertaking a new project, and therefore may not achieve anticipated results in the new project. If this were to occur, the Partnership may experience lower cash flow from operations. To the extent that the Partnership incurs debt to finance a portion of the capital costs of a new project, the cash flow from the new project may be inadequate to cover the debt service.

- FINANCIAL COVENANTS ON INDEBTEDNESS.

      Required payments on the Partnership's indebtedness generally is not reduced if the Partnership's economic performance declines. If the Partnership's economic performance declines, cash flow from operations will be reduced. Under such circumstances, the Partnership may not be able to sell some of its assets quickly enough to avoid default on its indebtedness. If debt service payments cannot be made, the Partnership may sustain a loss, suffer foreclosure by a mortgagee, or suffer judgments against the Partnership.

- REAL ESTATE ASSETS ARE ILLIQUID.

      Real estate generally cannot be sold quickly. It may not be possible to sell land on favorable terms when it is to the Partnership's economic advantage to do so.

- UNINSURED DAMAGE TO PROPERTY.

      The Partnership maintains comprehensive liability and fire insurance policies on its assets. However, the Partnership may suffer losses that are not covered by such policies. For example, losses resulting from war or from environmental liabilities generally are not covered by insurance. If an uninsured loss or a loss in excess of insured limits should occur, the Partnership could lose capital invested in its property, as well as future revenue from the sale of such property.

- STRUCTURE AS A LIMITED PARTNERSHIP.

      The Partnership is treated for federal and state income tax purposes as a limited partnership, and we have taken such steps as are known to us to perfect such treatment. Changes to laws may adversely affect the treatment of the Partnership as a limited partnership. No assurance can be given that new tax laws will not significantly affect our qualification as a limited partnership or the federal income tax consequences of such qualification. New laws could be applied retroactively, which means that past operations could be found to be in violation, which would have a negative effect on the Partnership's business. If the Partnership were to lose its status as a limited partnership for federal and state tax purposes, the Partnership would be subject to federal and state income tax on the Partnership's taxable income at the corporate tax rates.

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

      As of December 31, 2001, the Partnership owns the following real estate in Boiling Spring Lakes: (1) approximately 439 acres divided into 1,333 plotted lots, both recorded and unrecorded; (2) approximately 324 acres of undeveloped land, including 80 acres that are divided into eight 10-acre tracts; (3) approximately 255 acres designated for commercial use, including five platted commercial lots comprising in aggregate approximately 3 acres; (4) a single family residence comprising 1,648 sq. ft. that is rented out by the Partnership;
(5) a building comprising approximately 500 sq. ft. that is leased to the City of Boiling Spring Lakes at a rate of $1 per year for use as a post office; and
(6) a sales office comprising approximately 1,269 sq. ft. Although the Partnership sold the assets of Fox Squirrel/The Lakes in a transaction that closed on March 9, 2001, Fox Squirrel/The Lakes is treated for accounting purposes as a discontinued operation until such time as the total consideration received by the Partnership for such sale equals 25% of the aggregate sale price of $862,500. Therefore, as of December 31, 2001, the Partnership may be deemed to be the owner of Fox Squirrel/The Lakes, which is comprised of a surveyed 18-hole sprinklered golf course, club house and maintenance building situated on approximately 163 acres.

      During 1988, the Partnership reduced the carrying value of the Boiling Spring Lakes property as a result of an appraisal obtained in December 1988 (see
Note 3 of the audited financial statements). During 1993, 1995, 1998 and 2000, the Partnership received updated appraisals of the Boiling Spring Lakes property. Based upon the updated appraisals, no additional reduction to the carrying value was made.

      Management intends to emphasize the sale of individual lots at Boiling Spring Lakes, concentrating on lots situated on existing paved roads. Depending upon the Partnership's financial resources, cost estimates, and projected sales prices, among other things, Management may undertake the development of additional sections of Boiling Spring Lakes.

      To increase lot sales, in 1995 Management initiated a project involving the construction of a house on a lot owned by the Partnership and the immediate marketing of the house and lot for sale, with the cost of construction financed with a line of credit from a local bank. After initial success in 1996, the Partnership continued the project in 1997, with the sale of two improved lots during the year; the first was sold for $115,000 and generated a profit of approximately $20,000, and the second was sold for $128,000 and generated a profit of approximately $17,100. In Fiscal 1998, the Partnership sold one improved lot for $117,300, generating a profit of approximately $13,700. During Fiscal 1999, the Partnership sold one improved lot for approximately $130,800, generating a profit of approximately $11,200. In view of rising construction costs and decreased margins, the Partnership elected to suspend the project in 2000 and did not construct any houses during Fiscal 2000 or 2001. Management may resume the project during Fiscal 2002.

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

PIMLICO PLANTATION

      Pimlico Plantation is situated in Berkeley County, near Charleston, South Carolina. Pimlico was developed by the Corporation and its predecessors, and as a result of land sales has been largely wound down. As of December 31, 2001, the Partnership owns only one residential lot, comprising approximately 3/8 acre, at this location. In addition, the Partnership owns two lots, comprising an aggregate of approximately 2 acres, which are designated as park land. Management believes that the Partnership's remaining land in Pimlico has limited value.

ITEM 3. LEGAL PROCEEDINGS

      The Partnership is not currently a party to any material pending legal proceedings. From time to time the Partnership has been and may become a party to ordinary routine litigation incidental to its business. Management believes that the potential liability to the Partnership from any of such proceedings is immaterial.

      In the past, litigation has been filed against the Partnership claiming breach of contract because lots guaranteed in the sales contract as being "high, dry and suitable for building" will not pass current county health department requirements regarding the installation of septic tanks and on-site sewage disposal systems. Management contends this language does not constitute a guarantee of soil conditions for sewer purposes and that even if it did, installation and use of septic tanks on these lots would have been permitted under county regulations in effect prior to August 1976 and that it had no way of knowing that stricter regulations would later be enacted. In the event litigation is filed which results in an unfavorable ruling, possible remedies could include: refunding the purchase price of the lots; building nitrification fields with fill dirt that would allow installation of sewage disposal systems on the lots; providing the litigants with lots that will pass current county health department requirements; and paying monetary damages. If mandated, the cost of such remedial action in the aggregate could be substantial. No provision for this contingent liability has been made in the accompanying financial statements; however, at December 31, 2001 no suits or claims are pending against the Partnership related to this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

      No matters were submitted to a vote of unit holders during Fiscal 2001.

                        [THE REST OF THIS PAGE IS BLANK]

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY MATTERS

      The partnership units are not registered on any exchange, and there is only a limited over-the-counter market for the units. It is not anticipated that there will ever be an active public market for the units.

      As of December 31, 2001 there were 1,925 registered holders of partnership units, including 592 registered holders of an aggregate of 67,129 shares of Corporation common stock which have yet to be exchanged for partnership units. The total number of record holders is not substantially changed from December 31, 2000.

      It is the Partnership's experience that revenues are highly variable and may not be sufficient in future years to cover expenses and necessary capital expenditures and that, in the absence of enhanced prospects for the development as a whole, a bulk sale of assets for cash is extremely difficult to achieve. See Part I, Item 2, "Properties - Boiling Spring Lakes." Absent such a sale, Management believes that the best use of the current cash balance and cash surpluses, if any, generated in future fiscal years is to improve the overall value of the Partnership's assets by (i) undertaking certain infrastructure and other improvements in the development, (ii) undertaking on a limited scale home construction on lots owned by the Partnership to demonstrate the viability of larger scale building programs, and (iii) keeping accrued expenses as low as possible. Management believes that this plan will, in future years, result in, among other things, an increase in the number of lots sold and a higher average sales price per lot. There can be no assurance, however, that sufficient cash will be generated from operations to successfully implement Management's plan.

      Consistent with such plan and in view of the costs associated with a distribution to all partners, Management believes it would be impractical and imprudent to make a general distribution prior to the sale of all or substantially all of the Partnership's assets, or such time as the Boiling Spring Lakes development, as a whole, has been established to operate at a level sufficient to consistently generate revenues in excess of expenses and capital expenditures. However, from time to time, in accordance with applicable securities laws, the Partnership may utilize excess cash by repurchasing partnership units, although there are currently no plans to do so. Since the amount of excess cash available for such purpose cannot be estimated at this time due to the highly variable nature of the Partnership's cash flow, there can be no assurance as to the number of partnership units which will actually be repurchased, if any such repurchases will, in fact, occur, or the prices at which such repurchases, if any, will be made. As of the date of this Form 10-K, none of the Partnership, the General Partner, or any affiliate of either of the foregoing has made any filing with the Securities and Exchange Commission with respect to any planned repurchases of partnership units.

ITEM 6. SELECTED FINANCIAL DATA

      The selected financial data set forth in Tables 4 and 5, below, has been derived from the Partnership's historical audited financial statements. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto.

                     TABLE 4: SELECTED INCOME STATEMENT DATA

                                                                          Year Ended December 31,
                                            -----------------------------------------------------------------------------------
                                               2001               2000              1999              1998              1997
                                            ---------         -----------         ---------         ---------         ---------
STATEMENT OF OPERATIONS DATA:
Revenues:
     Property sales                         $ 440,847         $ 2,835,169         $ 555,441         $ 435,046         $ 411,609
     Interest income/finance charges            7,867              10,887             1,250               866             1,651
     Other revenue                              8,920                 -0-               -0-               -0-               -0-
                                            ---------         -----------         ---------         ---------         ---------
         Total revenue                        457,634           2,846,056           556,691           435,912           413,260
Expenses:
     Direct cost of property sold              31,757             367,259           163,114           148,013           113,611
     SG&A                                     376,384             511,864           494,740           390,604           391,067
     Depreciation                               2,462               2,681             3,144             3,262             3,262
     Interest                                   9,801              72,929            81,081            67,817            56,263
                                            ---------         -----------         ---------         ---------         ---------
        Total expenses                        420,404             954,733           742,079           609,696           564,203
                                            ---------         -----------         ---------         ---------         ---------
Operating income (loss)                        37,230           1,891,323          (185,388)         (173,784)         (150,943)
Other income, net                               2,550               3,400             1,266               -0-               694
                                            ---------         -----------         ---------         ---------         ---------
Income (loss) from continuing
    operations                              $  39,780         $ 1,894,723         $(184,122)        $(173,784)        $(150,249)
Loss from discontinued operations             (67,326)           (214,975)         (192,953)         (162,131)          (78,709)
                                            ---------         -----------         ---------         ---------         ---------
   Net income (loss)                        $ (27,546)        $ 1,679,748         $(377,075)        $(335,915)        $(228,958)
                                            =========         ===========         =========         =========         =========

Per Unit Data
-------------
Income (loss) from continuing
   operations                               $    0.02         $      1.04         $   (0.10)        $   (0.10)        $   (0.08)
Net income (loss)                           $   (0.02)        $      0.92         $   (0.21)        $   (0.18)        $   (0.13)
Distributions                                    None                None              None              None              None

      Some amounts in Table 4 for prior years are reclassified to conform to the presentation in the current year. Such reclassifications have not resulted in a change in net income or loss.

                      TABLE 5: SELECTED BALANCE SHEET DATA

                                                                         At December 31,
                                        ---------------------------------------------------------------------------------------
                                           2001              2000              1999                1998                1997
                                        ----------        ----------        -----------         -----------         -----------
Cash, prepaid expenses and other
    current assets                      $  312,485        $  242,772        $   134,861         $    82,032         $   148,131
Properties held for sale and
    property and equipment, net            846,591           855,491            960,480           1,025,256             911,197
Total assets                             1,159,076         1,098,263          1,095,341           1,107,288           1,059,328
Accounts payable and accrued
    expenses                               123,051           222,620          1,875,204           1,633,202           1,235,189
Deposit on contract                        200,548               -0-                -0-                 -0-                 -0-
Long-term debt                             112,876           117,454            141,696              18,570              32,708
Total liabilities                          436,475           340,074          2,016,900           1,651,772           1,267,897
Partners' capital (deficit)                722,601           758,189           (921,559)           (544,484)           (208,569)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Partnership's audited financial statements and the notes thereto which are attached to this report. Certain amounts in prior years have been reclassified to conform to the presentation in the current year.

CRITICAL ACCOUNTING POLICIES

      The Partnership's discussion and analysis of its financial condition and results of operations are based upon the Partnership's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Partnership believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

- PROPERTY SALES AND REALIZABILITY OF CARRYING VALUE OF PROPERTIES HELD FOR
SALE.

      Property sales represent individual building lots sold for cash and the gross sales price of residential houses built or acquired by the Partnership for resale. Land cost included in direct costs of property sold represents the proportionate amount of the total initial project costs, after recorded valuation allowances, based on the sales value of the lot to the total estimated project sales value plus the value per lot of any capital improvements made subsequent to the initial project costs. The Partnership obtains appraisals periodically for the Boiling Spring Lakes properties and evaluates the carrying value of the properties based on those appraisals. The Partnership does not expect to reduce the carrying value of the properties in the near future.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

      For the years ended December 31, 2001 and 2000, revenue from the sale of real estate was $440,847 and $2,835,169, respectively. Management attributes the decrease principally to the sale of land to The Nature Conservancy in two separate transactions during 2000 as described in Part I, Item 1, "Business of Registrant - Boiling Spring Lakes." Other than from such transactions, revenue from the sale of real estate in Fiscal 2000 was $435,169. Management attributes the 1% increase in revenue principally to a larger number of unimproved residential lots sold in 2001 than in 2000, 68 as compared to 56, and to the sale during 2001 of two nonresidential tracts, whereas only one nonresidential tract was sold in 2000.

      Selling, general and administrative expenses for 2001 were $376,384, compared to $511,864 in 2000. Management attributes the decrease principally to lower general partner's fees which reflect the fact that following the sale of Fox Squirrel/The Lakes, the General Partner has had to devote less time to the affairs of the Partnership than in the past, and lower real estate taxes, which reflect the land sales during 2001. Direct cost of property sold in 2001 was $31,757, compared to $367,259 in 2000. Management attributes the decrease principally to the sale of land to The Nature Conservancy during 2000. Depreciation was $2,462 in 2001, compared to $2,681 in 2000. Management attributes the decrease principally to more assets being fully depreciated in 2001 than in the prior year. Interest expense was $9,801 in 2001, compared to $72,929 in 2000. Management attributes the decrease in interest expense primarily to a lower average outstanding balance of indebtedness during 2001 to the General Partner and its affiliates. The General Partner and its affiliates charge the Partnership interest on accrued but unpaid expenses.

      Fox Squirrel/The Lakes is classified as a discontinued operation. The Partnership's financial results for Fiscal 2001 reflect the operations of Fox Squirrel/The Lakes only for the period from January 1, 2001 through March 9, 2001, the closing date of the sale. In addition, the results for 2001 include certain post-closing adjustments totaling $4,390, comprised of $1,580 in adjustments to revenue (reflecting a revision to the allocation of revenue made at closing) and $2,810 in adjustments to selling, general and administrative expenses (reflecting a revision to the allocation of expenses made at closing). As a result, the Partnership's financial results for 2001 reflect operations of Fox Squirrel/The Lakes for a significantly shorter period of time than do the results for 2000. For Fiscal 2001 and 2000, revenues and expenses for Fox Squirrel/The Lakes are set forth in Table 6.

                                    TABLE 6:
               FOX SQUIRREL COUNTRY CLUB / THE LAKES COUNTRY CLUB
                SUMMARY OF REVENUES AND EXPENSES - 2001 AND 2000

                                             For the 12 Months Ended Dec. 31,
                                             --------------------------------
                                                 2001              2000
                                               --------         ---------
Revenue                                        $ 32,511         $ 332,462
Expenses:
    Direct costs of revenue                       5,911            37,759
    Selling, general and administrative          82,670           392,106
    Depreciation                                  9,965            55,528
    Interest, net                                 1,291            62,044
                                               --------         ---------
         Total expenses                          99,837           547,437
                                               --------         ---------
Loss from discontinued operations              $(67,326)        $(214,975)
                                               ========         =========

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

      For the years ended December 31, 2000 and 1999, revenue from the sale of real estate was $2,835,169 and $555,441, respectively. Management attributes the increase principally to the sale of land to The Nature Conservancy in two separate transactions during 2000 as described in Part I, Item 1. Other than from such transactions, revenue from the sale of real estate in Fiscal 2000 was $435,169. Management attributes the 22% decrease in revenue principally to a lower number of unimproved residential lots sold in 2000 than in 1999, 56 as compared to 68, and to the sale during 1999 of one improved lot and seven nonresidential tracts, whereas only one unimproved lot was sold in 2000. The decrease in the number of lots sold, in turn, is primarily attributable to a somewhat weaker regional real estate market during 2000 than in 1999.

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

      Fox Squirrel/The Lakes is classified as a discontinued operation. For Fiscal 2000 and 1999, revenues and expenses for Fox Squirrel/The Lakes are set forth in Table 7.

                                    TABLE 7:
               FOX SQUIRREL COUNTRY CLUB / THE LAKES COUNTRY CLUB
                SUMMARY OF REVENUES AND EXPENSES - 2000 AND 1999

                                             For the 12 Months Ended Dec. 31,
                                             --------------------------------
                                                  2000              1999
                                               ---------         ---------
Revenue                                        $ 332,462         $ 355,506
Expenses:
    Direct costs of revenue                       37,759            34,366
    Selling, general and administrative          392,106           371,292
    Depreciation                                  55,528            62,970
    Interest, net                                 62,044            79,831
                                               ---------         ---------
        Total expenses                           547,437           548,459
                                               ---------         ---------
Loss from discontinued operations              $(214,975)        $(192,953)
                                               =========         =========

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership requires cash primarily for the payment of overhead, operating expenses and capital expenditures incurred in connection with real estate sales and, until the sale of Fox Squirrel/The Lakes in March 2001, the operation of Fox Squirrel/The Lakes. Historically, the Partnership has met its liquidity requirements by accruing general partners fees and certain other fees and expenses payable to the General Partner and its affiliates, selling certain non-real estate assets, and, from time to time, by borrowing from local banks or the General Partner and/or its affiliates. Cash is generated primarily from individual lot sales and may not be sufficient to meet future operating costs, debt service and other cash requirements. The Partnership may seek to increase the amount of its credit facility, negotiate additional credit facilities, issue debt on such terms and conditions as the General Partner deems prudent, or seek other forms of debt or equity financing as the General Partner deems appropriate.

      The Partnership finances construction of houses for sale on lots owned by the Partnership with construction loans obtained through a line of credit established with a local bank. From time to time, the bank will make payments to the contractor for work performed, increasing the amount of the construction loan and decreasing by the same amount the total available for future borrowing under the line of credit. Borrowing under the line of credit in respect of any house is repaid at closing of the sale. Under the terms of the line of credit, if the house is unsold at the time of its completion, interest will accrue for up to one year after the date of the first draw, after which time the construction loan converts to a fixed-rate loan. At any given time, the Partnership has not had more than one construction loan outstanding, with a maximum balance, including accrued interest, not exceeding $110,000, and has generally succeeded in selling the house and lot on which it stands prior to the completion of construction. During 2001, the Partnership did not construct or begin construction on any house for sale and so no lines of credit were utilized and no debt incurred in connection with any such construction. In 2002 and subsequent years, depending upon market conditions and other factors, the Partnership may seek to have up to two such loans outstanding at any given time and the maximum amount of any loan is not expected to exceed $120,000.

      In March 1999, the Partnership borrowed $120,000 from a local financial institution to finance the purchase of an improved residential lot. The Partnership has leased the property to third parties for terms generally of one year while making monthly payments on the financing. Management expects to continue leasing the property for the foreseeable future but may elect to sell the property, at which time the remaining balance on the financing will be repaid. As of December 31, 2001, the unpaid principal on such financing was $112,876.

      During 2001, the Partnership used $10,336 of cash in operating activities, compared to $1,859,914 of cash provided by operating activities during 2000. The amount for 2000 includes $2,400,000 received from The Nature Conservancy as consideration for the sale of land.

      Cash provided by investing activities was $165,264 in 2001, compared to $68,365 of cash used in 2000. The amount for 2001 includes $209,773 received from WW-Golf as part of the consideration for the sale of Fox Squirrel/The Lakes and $9,225 of cash used for transaction costs related to the sale of Fox Squirrel/The Lakes. Otherwise, cash used in investing activities in 2001 was $35,284. Management attributes the decrease principally to expenditures made in 2000 relating to the repair of a dam washed out during 2000.

      Cash used in financing activities in 2001 was $81,918, compared to $1,697,520 during 2000. Management attributes the change principally to the payment of accrued expenses owed to the General Partner and its affiliates during 2000.

      During 2002 Management expects capital expenditures to include approximately $40,000 to $60,000 to repair a dam, the maintenance of which is the Partnership's responsibility, and up to approximately $40,000 to improve certain roads within the development. Such capital expenditures are expected to be funded from existing cash balances. Other capital projects may be undertaken, depending upon, among other factors, the Partnership's cash position and Management's expectations of return on investment.

IMPACT OF INFLATION

      Generally, demand for real estate is adversely affected by increases in interest rates. To the extent that a significant increase in the rate of inflation leads to a significant increase in interest rates, the Partnership's ability to sell real estate may be significantly adversely affected.

      Inflation has had only a minor impact on the Partnership's operations during the fiscal years ended December 31, 2001, 2000 and 1999. Moderate increases in costs and expenses incurred as a result of inflation have, Management believes, largely been offset by moderate increases in the sales prices of land sold.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Partnership's principal market risk exposure is to changes in interest rates, which are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond the control of the Partnership. Changes in the general level of interest rates can affect the Partnership's revenue from property sales, since the market for real estate in general varies to a large degree upon the level and stability of interest rates. Generally, when interest rates are high or are increasing, the market for real estate declines, and when interest rates are low or are stable, the market for real estate increases. The Partnership does not enter into derivative contracts for its own account to hedge against the risk of changes in interest rates.

      At December 31, 2001, the Partnership had cash of $296,993, substantially all of which is deposited in interest-bearing accounts at a local financial institution, and owed $112,876 to that same institution in the form of long-term debt secured by a mortgage on an improved residential lot purchased in 1999. The interest rate earned on the cash balance is variable. The interest rate on the outstanding principal amount of the loan is fixed at 8.65%. Had the average level of interest rates during 2001 been higher or lower by 100 basis points or one percent (1%), the Partnership would have earned approximately $2,900 more or less, respectively, on its cash balances. Since the interest rate on the Partnership's outstanding debt is fixed, there would have been no change in interest expense.

      The fair value of long-term debt has been estimated by discounting the future cash flows using the current rates offered for debt issues with similar characteristics. Based on the borrowing rates available to the Partnership at December 31, 2001, the fair value of long-term debt is $115,411, compared to the carrying value of $112,876.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Part III, Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8- K," for response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements between the Partnership and PricewaterhouseCoopers LLP on accounting and financial matters.

                        [THE REST OF THIS PAGE IS BLANK]

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF GENERAL PARTNER

                                                                        Period of Service as
                Name                              Age                General Partner Commenced
--------------------------------------      --------------      -----------------------------------
  Grace Property Management, Inc.                 N/A                       May 15, 1980

      Grace Property Management, Inc. is a Delaware corporation engaged in the business of real estate management. It is owed 90% by Natalie Brinckerhoff, as trustee for John S. Grace; 5% by the Bank of Butterfield Executor & Trustee Company, as trustee for John S. Grace, and 5% by the Estate of Oliver R. Grace, Mr. Grace being a former director of Registrant's predecessor.

      The Partnership knows of no late or delinquent Form 3, 4 or 5 filings.

INDEMNIFICATION OF EXECUTIVE OFFICERS

      None.

ITEM 11. EXECUTIVE COMPENSATION

      The total compensation paid to the General Partner during each of the last three fiscal years is set forth in Table 8.

                       TABLE 8: SUMMARY COMPENSATION TABLE

                                                                      General
                                                                     Partner's
      Name and Position                         Year                    Fee
-------------------------------                 ----                 ---------
Grace Property Management, Inc.,                2001                 $ 90,000
     General Partner
                                                2000                  161,250
                                                1999                  175,000

      Prior to Fiscal 2000, except for $25,000 paid in April 1990, the Partnership had not paid the General Partner its general partner's fee since January 1986, although they have been provided for in the Partnership's financial statements. During Fiscal 2000, the Partnership paid to the General Partner $1,018,500, representing unpaid general partner's fees through June 30, 2000. During 2001, the Partnership paid to the General Partner $143,750, representing unpaid general partner's fees from July 1, 2000 through September 30, 2001. As of December 31, 2001, general partner's fees accrued but not paid to Grace Property Management totaled $20,000.

      The Partnership has no ongoing plan or arrangement with respect to future remuneration to Grace Property Management other than to accrue interest (at an annual rate of 10%, compounded quarterly) on the unpaid balance when cash flow is insufficient to pay general partner's fees. As of December 31, 2001, the Partnership had a group life insurance plan in place covering the full-time employees of the Partnership located in Boiling Spring Lakes. The Partnership has no pension or profit sharing plan but does provide for incentive bonus compensation to its employees for meeting or exceeding predesignated budget targets. The Partnership has no options, warrants, or appreciation rights outstanding. No Management person is indebted to the Partnership. Other than for accrued vacation and accrued travel and other expenses, the Partnership is not indebted to any of its employees.

      See Item 13, "Certain Relationships and Related Transactions," for payments of interest on accrued and unpaid general partner's fees paid to the General Partner, and for other payments made to affiliates of the General Partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of December 31, 2001, the Partnership has 1,812,062 partnership units issued and outstanding. Information with respect to the principal holders of record known to the Partnership to beneficially own more than five percent (5%) of the outstanding voting securities is set forth in Table 9.

                           TABLE 9: SECURITY OWNERSHIP
                   OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Name and Address                       Amount and Nature                 Percent of
    of Beneficial Owner                   of Beneficial Ownership                 Class
-----------------------------      ---------------------------------------    ------------
Estate of Oliver R. Grace          421,680 units are owned by the Estate         23.1%
515 Madison Avenue                 of Oliver R. Grace, Mr. Grace's widow
26th Floor                         and a company he formerly controlled
New York, NY 10022

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

      For fiscal years 2001, 2000 and 1999, the General Partner and its affiliates charged the Partnership for general partner's fees, legal services, office space used by various members of the Partnership's management, and interest on unpaid balances at an annual rate of 10%, compounded quarterly, as set forth in Table 10 below (see Item 11, "Executive Compensation"). All of such charges have been provided for in the Partnership's financial statements.

             TABLE 10: CHARGES BY GENERAL PARTNER AND ITS AFFILIATES

                                         2001                       2000                       1999
                                        -------                   --------                  --------
General Partner's fee                   $90,000                   $161,250                  $175,000
Legal services                            4,500                     13,500                     9,999
Rent for office space                    15,000                     15,000                    15,000
Consulting fees                           3,982                    240,000                       -0-
Interest on unpaid balances               3,254                    141,245                   158,923

      Amounts paid by the Partnership to the General Partner and its affiliates during 2001 reflect amounts previously accrued and unpaid and are $11,500 for legal fees, $18,750 for rent, $143,750 for general partner's fees, and $4,517 for interest. In addition, an affiliate of the

General Partner was paid $3,982 for consulting fees in connection with the sale of Fox Squirrel/The Lakes, as further described later in this section. At December 31, 2001, amounts accrued and unpaid to the General Partner and its affiliates are $3,750 for rent and $20,000 for general partner's fees, and such amounts were paid in the First Quarter of Fiscal 2002.

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

      In connection with the sale of the assets of Fox Squirrel/The Lakes in March 2001, an affiliate of the General Partner was paid consulting fees of $3,750 at closing. The Partnership made further payments of consulting fees to such affiliate equal to 2 1/2% of the principal payments received in respect of the promissory note issued by WW-Golf to the Partnership, as and when such principal payments were collected by the Partnership. During 2001 such additional consulting fee payments totaled $232. Assuming that all future payments of principal on the promissory note are received in a timely manner, the Partnership will pay additional consulting fees to such affiliate of $337 in Fiscal 2002, $370 in Fiscal 2003, and $16,873 in Fiscal 2004. During the First Quarter of Fiscal 2002, the Partnership paid consulting fees totaling $81.

      Except for the preceding items, there were no transactions between Management (or the immediate families of Management) and the Partnership during the fiscal year ended December 31, 2001 or thereafter. Further, there were no other related party transactions and there existed no indebtedness to the Partnership from Management (or any member of the immediate family of Management).

                        [THE REST OF THIS PAGE IS BLANK]

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      The documents filed as part of this report are listed in the Index to Financial Statements and Supplemental Schedules set forth in Table 11, below.

                    TABLE 11: INDEX TO FINANCIAL STATEMENTS
                           AND SUPPLEMENTAL SCHEDULES

                          Document                                        Page
--------------------------------------------------------------         ----------
The following financial information is contained within
Exhibit 1, "Audited Financial Statements":

         Report of Independent Accountants                                 F-1

         Balance Sheets as of December 31, 2001 and 2000                   F-2

         Statements of Operations for the years ended
            December 31, 2001, 2000 and 1999                               F-3

         Statements of Partners' Capital/(Deficit) for the
            years ended December 31, 2001, 2000 and 1999                   F-4

         Statements of Cash Flows for the years
            ended December 31, 2001, 2000 and 1999                         F-5

         Notes to Financial Statements                                   F-6 -13

Report of Independent Accountants on Supplemental Schedules                 42

Valuation and Qualifying Accounts                                           43

Real Estate and Accumulated Depreciation                                    44

      All other required supplemental financial schedules are either contained within the notes to the financial statements or are not applicable.

REPORTS ON FORM 8-K

      No current reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2001.

INDEX TO EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      A complete listing of exhibits, including those incorporated by reference, is shown on Table 12. All other exhibits or financial statement schedules are not applicable.

                           TABLE 12: LIST OF EXHIBITS

  Exhibit                                    Description of Exhibit                                     Page
    No.
-----------             ----------------------------------------------------------------------        --------
3.1                     The Limited Partnership Agreement of Reeves Telecom Associates sets              [a]
                        forth the rights of unit holders. Such agreement was filed as
                        Exhibit B to Amendment No.2 to the Partnership's Registration
                        Statement on Form S-14 dated March 28, 1980 (Registration
                        No.2-66452).

10.1                    Purchase Agreement I between the Partnership, as seller, and The                 [a]
                        Nature Conservancy, as purchaser, dated May 1, 2000 relating to the sale of tracts of wetlands and woodlands. Such agreement was filed as part of Form 8-K filed on June 21, 2000.

10.2                    Purchase Agreement II between the Partnership, as seller, and The                [a]
                        Nature Conservancy, as purchaser, dated May 1, 2000 relating to the sale of certain individual lots and certain land suitable for commercial development. Such agreement was filed as part of Form 8-K filed on June 21, 2000.

10.3                    Purchase and Sale Agreement between the Partnership, as seller, and              [a]
                        WW-Golf & Services, LLC, as purchaser, dated October 18, 2000 relating to the sale of the assets of Fox Squirrel Country Club, with exhibits. Such agreement was filed as Exhibit 10.1 to Form 10-Q filed on November 14, 2000.

10.4                    Amendments No. 1 through 7 to the Purchase and Sale Agreement                    [a]
                        relating to the sale of the assets of Fox Squirrel Country Club.
                        Such amendments were filed as Exhibit 10.4 to Form 10-K filed on
                        March 29, 2001.

10.5                    Loan Agreement between the Partnership, as lender, and WW- Golf &                [a]
                        Services, LLC, as borrower, dated March 9, 2001. Such agreement was filed as Exhibit 10.5 to Form 10-K filed on March 29, 2001.

                        Promissory Note dated March 9, 2001, issued by WW-Golf & Services,
10.6                    LLC to the Partnership in connection with the sale of the assets of              [a]
                        Fox Squirrel Country Club. Such note was filed as Exhibit 10.6 to
                        Form 10-K filed on March 29, 2001.

  Exhibit                                    Description of Exhibit                                     Page
    No.
-----------             ----------------------------------------------------------------------        --------
10.7                    Indemnification Agreement dated March 9, 2001 between the                        [a]
                        Partnership and WW-Golf & Servcies, LLC to the Partnership issued in connection with the sale of the assets of Fox Squirrel Country Club.
                        Such agreement was filed as Exhibit 10.7 to Form 10-K filed on March
                        29, 2001.

16.1                    Letter from KPMG Peat Marwick, L.L.P., the former independent                    [a]
                        accountant of the Partnership, regarding its concurrence with the statements made by the Partnership concerning the resignation or dismissal as the Partnership's principal accountant. Such letter was filed as part of Form 8-K filed on May 8, 1997.

99.1                    The Robert C. Cantwell IV, MAI appraisals of the Boiling Spring                  [a]
                        Lakes property dated 12/21/88, 7/17/84, and 2/23/82. Such appraisals were filed as an exhibit to Form 10-K for September 30, 1988.

                        The Robert C. Cantwell IV, MAI appraisal of the Boiling Spring Lakes
99.2                    property dated September 10, 1993. Such appraisal was filed as an                [a]
                        exhibit to Form 10-K for September 30, 1993.

                        The Robert C. Cantwell IV, MAI appraisal of the Boiling Spring Lakes
99.3                    property dated July 10, 1995. Such appraisal was filed as Exhibit 3              [a]
                        to Form 10-K for December 31, 1995.

                        P - The Robert C. Cantwell IV, MAI appraisal of the Boiling Spring
99.4                    Lakes property dated September 1, 1998. Such appraisal was filed as              [a]
                        a paper exhibit to Form 10-Q for September 30, 1998 pursuant to a continuing hardship exemption as provided in Rule 202 of Regulation
                        S-T.

                        The Robert C. Cantwell IV, MAI appraisal of the Boiling Spring Lakes
99.5                    property dated as of December 31, 2000. Such appraisal was filed as              [a]
                        Exhibit 99.5 to Form 10-K filed on March 29, 2001.

NOTES:

[a] Incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       REEVES TELECOM LIMITED PARTNERSHIP

Signatures                                    Title                      Date
----------                                    -----                      ----
By: Grace Property Management, Inc.           General Partner            March 27, 2002
                                                                         ---------------

By: /s/ JOHN S. GRACE
    ------------------------------
    John S. Grace
    President

REEVES TELECOM
LIMITED PARTNERSHIP
FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

REEVES TELECOM LIMITED PARTNERSHIP
INDEX
--------------------------------------------------------------------------------

                                                                                                           PAGE(S)
Report of Independent Accountants                                                                             1

Financial Statements:

   Balance Sheets as of December 31, 2001 and 2000                                                            2

   Statements of Operations for the years ended December 31, 2001, 2000 and 1999                              3

   Statements of Partners' Capital/(Deficit) for the years ended December 31, 2001,
     2000 and 1999                                                                                            4

   Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999                              5

   Notes to Financial Statements                                                                           6 - 13

[PRICEWATERHOUSECOOPERS LOGO]

                      [PRICEWATERHOUSECOOPERS LETTERHEAD]



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Reeves Telecom Limited Partnership

In our opinion, the financial statements listed in the index appearing under
Item 14 and listed on page 28 of this Form 10-K present fairly, in all material respects, the financial position of Reeves Telecom Limited Partnership at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

March 15, 2002
Raleigh, North Carolina

REEVES TELECOM LIMITED PARTNERSHIP
BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                              2001          2000
                                                                           ----------     ----------
                                               ASSETS
Cash                                                                       $  296,993     $  223,983
Prepaid expenses and other current assets                                      15,492         18,789
Properties held for sale and property and equipment:
    Properties held for sale                                                  346,011        342,484
    Sales property and equipment, net                                          57,993         60,456
    Country club property and equipment, net                                  442,587        452,551
                                                                           ----------     ----------
        Total properties held for sale and property and equipment, net        846,591        855,491
                                                                           ----------     ----------

               Total assets                                                $1,159,076     $1,098,263
                                                                           ==========     ==========

                                  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                      $   92,633     $  122,904
Accrued expenses, affiliates                                                   30,418         99,716
Deposit on contract, net                                                      200,548           --
Long-term debt                                                                112,876        117,454
                                                                           ----------     ----------
        Total liabilities                                                     436,475        340,074

Commitments and contingencies

Partners' capital - issued and outstanding 1,812,062 and 1,828,148
    units at December 31, 2001 and 2000, respectively                         722,601        758,189
                                                                           ----------     ----------

               Total liabilities and partners' capital                     $1,159,076     $1,098,263
                                                                           ==========     ==========

   The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                        2001              2000            1999
                                                     -----------      -----------      -----------
Revenues:
    Property sales                                   $   440,847      $ 2,835,169      $   555,441
    Interest income and finance charges                    7,867           10,887            1,250
    Other revenue                                          8,920             --               --
                                                     -----------      -----------      -----------
                                                         457,634        2,846,056          556,691
                                                     -----------      -----------      -----------

Expenses:
    Direct costs of property sold                         31,757          367,259          163,114
    Selling, general and administrative expenses         376,384          511,864          494,740
    Depreciation                                           2,462            2,681            3,144
    Interest                                               9,801           72,929           81,081
                                                     -----------      -----------      -----------
                                                         420,404          954,733          742,079
                                                     -----------      -----------      -----------

      Operating income (loss)                             37,230        1,891,323         (185,388)

Other income:
    Rental income                                          2,550            3,400             --
    Timber sales                                            --               --              1,266
                                                     -----------      -----------      -----------

      Income (loss) from continuing operations            39,780        1,894,723         (184,122)

Loss from discontinued operations                        (67,326)        (214,975)        (192,953)
                                                     -----------      -----------      -----------

      Net income (loss)                              $   (27,546)     $ 1,679,748      $  (377,075)
                                                     ===========      ===========      ===========

Income (loss) per partnership unit from
    continuing operations                            $      0.02      $      1.04      $     (0.10)
                                                     ===========      ===========      ===========

Income (loss) per partnership unit                   $     (0.02)     $      0.92      $     (0.21)
                                                     ===========      ===========      ===========

Weighted average partnership units outstanding         1,814,070        1,828,148        1,828,148
                                                     ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' CAPITAL/(DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                        2001              2000            1999
                                                     -----------      -----------      -----------
Partners' capital (deficit) at beginning of year     $   758,189      $  (921,559)     $  (544,484)

Repurchase of partnership units                           (8,042)            --               --
Net income (loss)                                        (27,546)       1,679,748         (377,075)
                                                     -----------      -----------      -----------

Partners' capital (deficit) at end of year           $   722,601      $   758,189      $  (921,559)
                                                     ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

                                                                       2001            2000             1999
                                                                   -----------      -----------      -----------
Cash flows from operating activities:
    Net income (loss)                                              $   (27,546)     $ 1,679,748      $  (377,075)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
      Depreciation                                                      12,427           58,209           66,114
      Gain on sale of residential property                                --               --            (13,364)
      Loss on sale of equipment                                           --                779             --
      Provision for loss on property held for sale                       3,585            9,715           14,961
      Change in assets and liabilities:
        Prepaid and other assets                                         3,297          (13,882)           7,261
        Property held for sale, net                                     28,172          104,651           16,041
        Accounts payable and accrued expenses                          (30,271)          20,694           22,135
                                                                   -----------      -----------      -----------
           Net cash provided by (used in) operating activities         (10,336)       1,859,914         (263,927)
                                                                   -----------      -----------      -----------

Cash flows from investing activities:
    Purchase of land improvements and equipment                        (35,284)         (68,365)         (18,976)
    Receipt of deposit on contract                                     209,773             --               --
    Transaction costs related to the sale of the country club           (9,225)            --               --
                                                                   -----------      -----------      -----------
           Net cash provided by (used in) investing activities         165,264          (68,365)         (18,976)
                                                                   -----------      -----------      -----------

Cash flows from financing activities:
    Repurchase of partnership units                                     (8,042)            --               --
    Proceeds from long-term debt                                          --               --            120,000
    Repayment of long-term debt                                         (4,578)         (24,242)        (135,929)
    Increase (decrease) in accrued expenses, affiliates                (69,298)      (1,673,278)         358,922
                                                                   -----------      -----------      -----------
           Net cash provided by (used in) financing activities         (81,918)      (1,697,520)         342,993
                                                                   -----------      -----------      -----------

Net increase in cash                                                    73,010           94,029           60,090

Cash at beginning of year                                              223,983          129,954           69,864
                                                                   -----------      -----------      -----------

Cash at end of year                                                $   296,993      $   223,983          129,954
                                                                   ===========      ===========      ===========

Supplemental information:
    Interest paid                                                  $    16,761      $   723,755      $     3,240
                                                                   ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

         Remaining assets relate primarily to land held for sale and cash, generated primarily from the sale of timber, real estate and operation of a golf club (Note 3). During the first quarter of 2001, the Partnership sold the golf club (Note 13). The Partnership intends to continue to sell lots in the normal course of business as a plan of liquidation and, while no assurances can be given, the Partnership believes the carrying value of the remaining lots is less than their net realizable value. Should the Partnership change its plans from the current longer term liquidation approach to a bulk sale and/or abandonment, the net amount realized could be less than the carrying value which could result in liabilities exceeding the Partnership's assets.

         The Partnership's Managing General Partner is Grace Property Management, Inc.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF ACCOUNTING

         The accompanying financial statements have been prepared using the accrual basis of accounting. The Partnership's assets have been written down, from time to time, to reflect their fair values based upon appraisals.

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

         PROPERTY SALES

         Property sales represent individual building lots sold for cash and the gross sales price of residential houses built or acquired by the Partnership for resale. Land cost included in direct costs of property sold represents the proportionate amount of the total initial project costs, after recorded valuation allowances, based on the sales value of the lot to the total estimated project sales value plus the value per lot of any capital improvements made subsequent to the initial project costs.

         PROPERTIES HELD FOR SALE AND PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is calculated on the straight-line basis over the estimated useful lives of 8 to 31.5 years for buildings and 5 to 20 years for equipment and land improvements.

         The Partnership assesses the realizability of the carrying value of its properties held for sale and related buildings and equipment whenever events or changes in circumstance indicate that an impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

         CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions and money market accounts with maturities of less than ninety days at the date of purchase. Cash equivalents are stated at cost which approximates market value.

         CONCENTRATIONS

         The Partnership's cash is placed in a major domestic bank. At December 31, 2001, the amounts on deposit exceeded the FDIC insurance limit by approximately $225,000.

         For the year ended December 31, 2000, $2,400,000 in revenue from property sales was attributable to one buyer. Profit on these sales amounted to $2,080,670 in the year.

         ADVERTISING COSTS

         Advertising costs of $19,570, $33,018 and $29,830 were expensed as incurred during the years ended December 31, 2001, 2000 and 1999, respectively.

         RECLASSIFICATIONS

         Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 and 2001 presentation. The reclassifications had no effect on previously reported net loss, or partners' capital (deficit).

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

3.       PROPERTIES HELD FOR SALE AND PROPERTY AND EQUIPMENT

         During December 2000, the Partnership obtained an appraisal of the properties held for sale and the country club. Based upon the appraisal, the valuation allowance established in previous years was considered adequate.

         A summary of properties held for sale and property and equipment at December 31, 2001 and 2000 is as follows:

                                                             2001         2000
                                                           --------     --------
Properties held for sale:
    Boiling Springs Lakes land held for sale               $787,671     $790,348
    Pimlico Plantation lots                                     250          500
    Residential house held for sale                         158,260      154,676
                                                           --------     --------
                                                            946,181      945,524

    Less valuation allowance                                600,170      603,040
                                                           --------     --------
      Total properties held for sale                        346,011      342,484
                                                           --------     --------

Sales property and equipment:
    Land and land improvements                               59,895       59,895
    Buildings                                                46,958       46,958
    Equipment                                                 6,282        6,282
                                                           --------     --------
                                                            113,135      113,135

    Less accumulated depreciation                            55,142       52,679
                                                           --------     --------
      Total sales property and equipment, net                57,993       60,456
                                                           --------     --------


Country club property and equipment:

    Land and land improvements                              410,555      410,555
    Buildings                                               250,129      250,129
    Equipment                                               317,353      317,353
                                                           --------     --------
                                                            978,037      978,037

    Less accumulated depreciation                           535,450      525,486
                                                           --------     --------
      Total country club property and equipment, net        442,587      452,551
                                                           --------     --------

Total properties held for sale and property
    and equipment, net                                     $846,591     $855,491
                                                           ========     ========

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

4.       ACCRUED EXPENSES, AFFILIATES

         A summary of accrued expenses owed to affiliates at December 31, 2001 and 2000 is as follows:

                                                          2001            2000
                                                        -------          -------
General partner fees                                    $20,000          $73,750
Legal fees                                                 --              7,000
Rent                                                      3,750            7,500
Interest                                                   --              4,798
Fees to a former general partner                          6,668            6,668
                                                        -------          -------

                                                        $30,418          $99,716
                                                        =======          =======


         General Partner's fees represent amounts owed to the General Partner. Legal fees and rent represent amounts owed to certain affiliates of the General Partner. From time to time the General Partner and its affiliates charge the Partnership interest on amounts owed to them by the Partnership, which interest is accrued by the Partnership as being owed to such entities. See Note 6 for additional information regarding related party transactions.

5.       LONG-TERM DEBT

         Long-term debt at December 31, 2001 and 2000 consists of the following:

                                                                           2001         2000
                                                                         --------     --------
8.65% note payable in monthly installments of $1,193,
    including interest, maturing March 27, 2005.  Collateralized by property with a net book value of $130,000 at
    December 31, 2001 and 2000                                           $112,876     $116,024
8.57% note payable in monthly installments of $1,430, including interest, maturing in February 2001, collateralized by equipment
    with a net book value of $14,379 at December 31, 2000                    --          1,430
                                                                         --------     --------

                                                                         $112,876     $117,454
                                                                         --------     --------

         Principal maturities of long-term debt for the years subsequent to December 31, 2001 are as follows:

2002                    $  4,752
2003                       5,180
2004                       5,646
2005                      97,298
                        --------
                        $112,876
                        ========

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

6.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates charged the Partnership for services and office space for the years ended December 31, 2001, 2000 and 1999 as follows:

                                          2001            2000            1999
                                        --------        --------        --------
General Partner fees                    $ 90,000        $161,250        $175,000
Legal fees                                 4,500          13,500           9,999
Office space                              15,000          15,000          15,000
Consulting fees                            3,982         240,000            --
Interest at 10%                            3,254         141,245         158,923
                                        --------        --------        --------

                                        $116,736        $570,995        $358,922
                                        --------        --------        --------

7.       LITIGATION

         In the past, litigation has been filed against the Partnership claiming breach of contract because lots guaranteed in the sales contract as being "high, dry and suitable for building" will not pass current county health department requirements regarding the installation of septic tanks and on-site sewage disposal systems. Management contends this language does not constitute a guarantee of soil conditions for sewer purposes and that even if it did, installation and use of septic tanks on these lots would have been permitted under county regulations in effect prior to August 1976 and that it had no way of knowing that stricter regulations would later be enacted. In the event litigation is filed which results in an unfavorable ruling, possible remedies could include: refunding the purchase price of the lots; building nitrification fields with fill dirt that would allow installation of sewage disposal systems on the lots; providing the litigants with lots that will pass current county health department requirements; and paying monetary damages. If mandated, the cost of such remedial action in the aggregate could be substantial. No provision for this contingent liability has been made in the accompanying financial statements; however, at December 31, 2001 no suits or claims are pending against the Partnership related to this matter.

8.       INCOME TAXES

         Results of operations of the Partnership are taxable to the partners and no recognition of Federal and state income tax is included in the financial statements.

9.       LEASES

         The Company leased certain office and golf course equipment under operating leases related to Fox Squirrel Country Club. In connection with the sale of the Country Club, the leases were transferred to buyer (Note 13).

         Equipment rental and lease expense for the years ending December 31, 2001, 2000 and 1999 was $6,894, $38,305 and $36,685, respectively.

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

         LONG-TERM DEBT

         The fair value of long-term debt has been estimated by discounting the future cash flows using the current rates offered for debt issues with similar characteristics. Based on the borrowing rates available to the Partnership at December 31, 2001, the fair value of long-term debt is $115,411 compared the carrying value of $112,876. The carrying amount of long-term debt approximates fair value at December 31, 2000.

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

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         The Partnership operates two business segments: property sales and a country club. Revenues and direct cost are separately stated in the financial statements. Substantially all revenues during the years ended December 31, 2001, 2000 and 1999 for both segments have been generated in the state of North Carolina; the exception to the foregoing is $20,105 in revenue from property sales in 2001 generated in the state of South Carolina. Operating income (loss), net income (loss), depreciation, identifiable assets and capital expenditures by business segment are summarized as follows:

                                      2001             2000             1999
                                  -----------      -----------      -----------
Operating income (loss):
    Property sales                $    37,230      $ 1,891,323      $  (185,388)
    Country Club                      (67,326)        (214,975)        (192,953)
                                  -----------      -----------      -----------

               Total              $   (30,096)     $ 1,676,348      $  (378,341)
                                  ===========      ===========      ===========

Net income (loss):
    Property sales                $    39,780      $ 1,894,723      $  (184,122)
    Country Club                      (67,326)        (214,975)        (192,953)
                                  -----------      -----------      -----------

               Total              $   (27,546)     $ 1,679,748      $  (377,075)
                                  ===========      ===========      ===========

Depreciation:
    Property sales                $     2,462      $     2,681      $     3,144
    Country Club                        9,965           55,528           62,970
                                  -----------      -----------      -----------

               Total              $    12,427      $    58,209      $    66,114
                                  ===========      ===========      ===========

Identifiable assets:
    Property sales                $   700,997      $   616,929      $   577,174
    Country Club                      458,079          481,334          518,167
                                  -----------      -----------      -----------

               Total              $ 1,159,076      $ 1,098,263      $ 1,095,341
                                  ===========      ===========      ===========

Capital expenditures:
    Property sales                $    35,284      $    52,779      $     3,486
    Country Club                         --             15,586           15,490
                                  -----------      -----------      -----------

               Total              $    35,284      $    68,365      $    18,976
                                  ===========      ===========      ===========

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

13.      DISPOSAL OF BUSINESS SEGMENT

         The Partnership closed a sale agreement for Fox Squirrel Country Club on March 9, 2001. Under the agreement, the Partnership received $150,000 in cash and a note for $712,500. The note accrues interest at 9.75% per annum, payable monthly, maturing on March 9, 2004. The note is collateralized by a first mortgage on the country club. Since the cash down payment represents less than 25% of the total consideration paid for the assets, the transaction is recorded on the Partnership's financial statements using the deposit method as defined in SFAS No. 66 "Accounting for Sales of Real Estate". The deposit method requires, among other things, that until the total cash received by the Partnership from the down payment and principal payments on the note receivable is at least 25% of the total consideration paid: (a) the sold assets remain on the Partnership's balance sheet as assets held for sale or disposal, (b) cash received from the buyer be shown as a deposit on contract, and (c) payments received from the buyer in respect of notes receivable be treated as an increase in the deposit. At December 31, 2001 the assets held by the Partnership covered by the agreement were held at a net book value of approximately $443,000. The operations of Fox Squirrel Country Club through March 9, 2001 are recorded as discontinued operations.

         Country Club revenues were $32,511, $332,462 and $355,506 for the years ended December 31, 2001, 2000 and 1999, respectively.

[PRICEWATERHOUSECOOPERS LOGO]

                      [PRICEWATERHOUSECOOPERS LETTERHEAD]



                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES


To the Partners of
Reeves Telecom Limited Partnership

Our audits of the financial statements referred to in our report dated March 15, 2002, and appearing on page F-1 of this Form 10-K, also included an audit of the financial statement schedules listed in Item 14 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Raleigh, North Carolina
March 15, 2002

                       REEVES TELECOM LIMITED PARTNERSHIP

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                                         Additions
                                       Balance at       Charged to                         Changes       Balance at
                                       Beginning         Costs and                           Add           End of
            Description                of Period         Expenses         Deductions      (Deduct)         Period
-------------------------------       -----------       -----------     -------------     --------      ------------
For year ended Dec. 31, 2001
   RE valuation allowance                $603,040         $3,586            $6,456         $ -0-         $600,170

For year ended Dec. 31, 2000
   RE valuation allowance               1,871,053          9,715         1,277,728           -0-          603,040

For year ended Dec. 31, 1999
   RE valuation allowance               1,871,534         14,961            15,442           -0-        1,871,053

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                                                          Life Upon
                                                                                                                            Which
                                                                Cost       Gross                                        Depreciation
                                                            Capitalized    Amount    Accum-                               in Latest
                                             Initial Cost    Subsequent   Carried    ulated                                Income
                                  Encum-          to             to        at End    Deprec-     Net         Date of    Statement is
              Description        brances     Partnership    Acquisition  of Period   iation   Book Value   Acquisition    Computed
------------------------------------------------------------------------------------------------------------------------------------
Boiling Spring Lakes, NC:

   Building lots and land            $ -0-      $677,155      $110,516    $787,671    $ -0-    $787,671      May 1980        N/A

   Improved lot held for resale    112,876       130,047        28,213     158,260      -0-     158,260    April 1999        N/A
                                 ---------      --------      --------    --------     ----    --------
   Subtotal                        112,876       807,202       138,729     945,931      -0-     945,931                      N/A

Pimlico Plantation, SC:

    Building lots and land             -0-           250           -0-         250      -0-         250      May 1980        N/A
                                 ---------      --------      --------    --------     ----    --------
Beginning of period

Total at December 31, 2001        $112,876      $807,452      $138,729    $946,181     $-0-    $946,181
                                 =========      ========      ========    ========     ====    ========

NOTES:

1.    All building lots and land held for sale are unimproved.

2. The amounts shown for Boiling Spring Lakes do not reflect valuation allowance of $600,170 at December 31, 2001. See Schedule II, "Valuation and Qualifying Accounts." The valuation allowance, established in previous years to reduce the carrying value of the Partnership's land in Boiling Spring Lakes to approximate market value, is reviewed from time to time to determine its adequacy and is reduced as land is sold.

     RECONCILIATION OF GROSS AND NET BOOK VALUE AND ACCUMULATED DEPRECIATION

                                            Gross             Accumulated              Net
                                          Book Value          Depreciation          Book Value
                                          ----------          ------------          ----------
Year Ended December 31, 2001

Balance at beginning of period            $  945,524                  $-0-          $  945,524
Additions during period:
   Acquisitions                                  -0-                   -0-                 -0-
   Improvements                               35,284                   -0-              35,284
Deductions during period:
   Cost of real estate sold                   34,627                   -0-              34,627
                                          ----------            ----------          ----------
Balance at end of period                  $  946,181                  $-0-          $  946,181
                                          ==========            ==========          ==========

Year Ended December 31, 2000

Balance at beginning of period            $2,317,186                  $-0-          $2,317,186
Additions during period:
   Acquisitions                                  -0-                   -0-                 -0-
   Improvements                               10,715                   -0-              10,715
Deductions during period:
   Cost of real estate sold                1,382,377                   -0-           1,382,377
                                          ----------            ----------          ----------
Balance at end of period                  $  945,524                  $-0-          $  945,524
                                          ==========            ==========          ==========
Year Ended December 31, 1999

Balance at beginning of period            $2,215,678                  $-0-          $2,215,678
Additions during period:
   Acquisitions                              130,047                   -0-             130,047
   Improvements                               14,914                   -0-              14,914
Deductions during period:
   Cost of real estate sold                   43,454                   -0-              43,454
                                          ----------            ----------          ----------
Balance at end of period                  $2,317,186                  $-0-          $2,317,186
                                          ==========            ==========          ==========