Form 10-Q
period 2002-03-31
REEVES TELECOM LTD PARTNERSHIP
filed 2002-05-15
CIK 314741

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2002

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

Yes (X)   No ( )

On May 9, 2002, the registrant had outstanding 1,812,062 Partnership units.

                          PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                           March 31,   December 31,
                                             2002         2001
                                          (UNAUDITED)   (AUDITED)
                                          ----------   ----------
         Assets
Cash and cash equivalents                 $  369,667   $  296,993
Prepaid and other current assets              17,971       15,492
Properties held for sale and property
 and equipment:
     Properties held for sale                341,370      346,011
     Sales property and equipment, net        59,288       57,993
     Country club property and
       equipment, net                        442,587      442,587
                                          ----------   ----------
     Total properties held for sale and
       property and equipment, net           843,245      846,591
                                          ----------   ----------
     Total Assets                         $1,230,883   $1,159,076
                                          ==========   ==========
Liabilities and Partners' Capital


Accounts payable and accrued expenses     $   22,478   $   92,633
Accrued expenses, affiliates                  30,418       30,418
Deposits on contract, net                    220,472      200,548
Long-term Debt                               111,732      112,876
                                          ----------   ----------
         Total Liabilities                   385,100      436,475


Partners' capital                            845,783      722,601
                                          ----------   ----------
         Total Liabilities and
         Partners' Capital                $1,230,883   $1,159,076
                                          ==========   ==========


The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                              2002           2001
                                           -----------   -----------
Operating revenues:
    Property sales                         $   195,259   $   118,242
    Interest income and finance charges          1,363         2,521
                                           -----------   -----------
                                               196,622       120,763
                                           -----------   -----------
Operating costs and expenses:
    Direct costs of property sold                4,640         3,134
    Selling, general and administrative
     expenses                                   65,744        98,540
    Depreciation                                   623           623
    Interest                                     2,433         2,113
                                           -----------   -----------
                                                73,440       104,410


Income from continuing operations              123,182        16,353

Loss from discontinued operations                   --       (62,935)
                                           -----------   -----------
Net income/(loss)                              123,182       (46,582)

Partners' capital at beginning of period       722,601       758,189

Repurchase of partnership units                     --        (8,043)
                                           -----------   -----------
Partners' capital at end of period         $   845,783   $   703,564
                                           ===========   ===========
Income/(loss) per partnership unit         $      0.07   $     (0.03)
                                           ===========   ===========
Weighted average partnership units
    issued and outstanding                   1,812,062     1,820,206
                                           -----------   -----------


The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                     2002          2001
                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income/(loss)                              $ 123,182    $ (46,582)
    Adjustments to reconcile net income/(loss)
        to net cash provided by (used in)
        operating activities:
           Depreciation                                  623       10,588
           Change in assets and liabilities:
               Prepaid and other assets               (2,479)       7,644
               Property held for sale, net             4,641        3,134
               Accounts payable and accrued
                 expenses                            (70,155)    (105,043)
                                                   ---------    ---------
    Net cash provided by (used in)
      operating activities                            55,812     (130,259)
                                                   ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Transaction costs related to the sale
      of the country club                                 --       (9,225)
    (Increase) in sales property and
      equipment, net                                  (1,918)          --
    Deposit on contract                               19,924      150,000
                                                   ---------    ---------
    Net cash provided by investing activities         18,006      140,775
                                                   ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                       (1,144)      (1,422)
    Increase in accrued expenses, affiliates              --       39,394
    Repurchase of partnership units                       --       (8,043)
                                                   ---------    ---------
    Net cash provided by (used in)
      financing activities                            (1,144)      29,929
                                                   ---------    ---------
NET INCREASE IN CASH                                  72,674       40,445
CASH BALANCE - BEGINNING                             296,993      223,983
                                                   ---------    ---------
CASH BALANCE - ENDING                              $ 369,667    $ 264,428
                                                   =========    =========

The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  MARCH 31,2002
                                   (Unaudited)

NOTE 1.        Basis of Presentation

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on April 1, 2002.

NOTE 2.        Liquidity and Going Concern Issues.

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

NOTE 3. Sale of Fox Squirrel Country Club/The Lakes Country Club and Disposal of Business Segment

               During the first quarter of 2001, the Partnership completed the sale of the assets of Fox Squirrel Country Club, now known as The Lakes Country Club ("Fox Squirrel/The Lakes") for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable. The note receivable had an initial principal amount

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  MARCH 31,2002
                                   (Unaudited)

               of $712,500, bears interest at an annual rate of 9.5%, and matures on March 9, 2004. The borrower is obligated to make payments of principal and interest as follows: (i) monthly payments of $6,641 from April 9, 2001 up to and including February 9, 2004, and (ii) a final payment of $677,642 on March 9, 2004. The note receivable is collateralized by all of the assets sold to the buyer. Since the cash down payment represents less than 25% of the total consideration paid for the assets, the transaction is recorded on the Partnership's financial statements using the deposit method as defined in Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate". The deposit method requires, among other things, that until the total cash received by the Partnership from the down payment and subsequent principal payments on the note receivable is at least 25% of the total consideration paid: (a) the sold assets remain on the Partnership's balance sheet as assets held for sale or disposal, (b) cash received from the buyer at closing be shown as a deposit on contract, and (c) payments received from the buyer in respect of the note receivable subsequent to closing be treated as an increase in the deposit. At March 31, 2002, the assets held by the Partnership covered by the agreement were held at a net book value of approximately $442,587. The operations of Fox Squirrel/The Lakes prior to the sale are recorded as discontinued operations. For the three months ended March 31, 2002 and March 31, 2001, revenues and expenses for Fox Squirrel/ The Lakes are as set forth below.

                                For the Three Months Ended
                              -------------------------------
                              March 31, 2002   March 31, 2001
                              --------------   --------------
Revenue                           $-0-            $ 34,091
                              --------------   --------------
Expenses:
   Direct costs of revenue         -0-               5,911
   Selling, general and
     administrative expenses       -0-              81,150
   Depreciation                    -0-               9,965
                              --------------   --------------
   Total Expenses                  -0-              97,026
                              --------------   --------------
Loss from discontinued
  operations                      $-0-            $(62,935)
                              ==============   ==============


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

               Certain matters discussed herein are forward-looking statements about the business, financial condition and prospects of the

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  MARCH 31,2002
                                   (Unaudited)

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

               On March 9, 2001, the Partnership completed the sale of the assets of Fox Squirrel/The Lakes for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable. The note receivable had an initial principal amount of $712,500, bears interest at an annual rate of 9.5%, and matures on March 9, 2004. The borrower is obligated to make payments of principal and interest as follows: (i) monthly payments of $6,641 from April 9, 2001 up to and including February 9, 2004, and (ii) a final payment of $677,642 on March 9, 2004. The note receivable is collateralized by all of the assets sold to the buyer. The operations of Fox Squirrel/The Lakes prior to the sale are recorded as discontinued operations. The borrower may extend the maturity of the note if the Partnership has not completed remediation of certain environmental contamination from an underground storage tank formerly located on the golf club grounds. If the maturity of the note receivable is extended, the borrower will continue making monthly payments of $6,641 until the extended maturity date, at which time the remaining unpaid principal balance will be due and payable.

               The Partnership completed work involving the remediation of certain environmental contamination on the grounds of Fox Squirrel/The Lakes in 2000. Initial tests of groundwater and soil samples submitted to the North Carolina Department of Environment and Natural Resources ("NCDENR") showed levels of groundwater contamination just above the standards, and the Partnership was directed to conduct additional groundwater monitoring and sampling. Tests of groundwater samples submitted to NCDENR in November 2001 showed levels of contamination below standards. Nevertheless, NCDENR directed the Partnership to conduct additional groundwater monitoring and sampling. Although Management believes that subsequent tests of groundwater samples will also show levels of contamination below standards, there is no assurance that NCDENR will not direct the Partnership to continue monitoring and sampling of groundwater.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  MARCH 31,2002
                                   (Unaudited)

               Revenue from property sales for the first quarter of 2002 was $195,259, compared to $118,242 for the same period in 2001. Management attributes the increase principally to the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course. The Partnership sold 6 individual undeveloped lots during the first quarter of 2002, compared to 11 in the same period last year. In addition, the Partnership sold 2 tracts of land, comprising approximately 6 acres, during 2002, compared to 2 tracts, comprising approximately 23 acres, sold during the first quarter of 2001.

               Direct costs of property sold for the first quarter of 2002 and 2001 were $4,640 and $3,134, respectively. Management attributes the increase in total costs as well as the increase in the cost per individual undeveloped lot sold to the relative mix of lots sold during each period. Two of the lots sold during 2002 were in a section where the Partnership had recently performed some road improvement work, which translates into a higher cost basis per lot in that section than in sections where no such work was performed.

               Selling, general and administrative expenses for the first quarter of 2002 were $65,744, compared to $98,540 for the first quarter of 2001. The decrease is due principally to the lower total fees charged by the General Partner following the sale of Fox Squirrel/The Lakes in 2001.

               The sale of Fox Squirrel/The Lakes was completed on March 9, 2001. As a result, the operations of Fox Squirrel are recorded as discontinued operations. Accordingly, there are no financial results of operations at Fox Squirrel/The Lakes for the first quarter of 2002, and the financial results reported for the first quarter of 2001 is for less than a full three months. For the three months ended March 31, 2002 and March 31, 2001, revenues and expenses for Fox Squirrel are as set forth below.

                                                   For the Three Months Ended
                                               March 31, 2002   March 31, 2001
                                               --------------   --------------
              Revenue                                $-0-         $ 34,091
                                               --------------   --------------
              Expenses:
                 Direct costs of revenue              -0-            5,911
                 Selling, general and
                   administrative expense             -0-           81,150
                 Depreciation                         -0-            9,965
                                               --------------   --------------
                 Total Expenses                       -0-           97,026
                                               --------------   --------------

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  MARCH 31,2002
                                   (Unaudited)

               Loss from discontinued
                 operations                $  -0-        $(62,935)
                                           ===========   ===========


ITEM 6.    Exhibits and Reports on Form 8-K

           No reports were filed on Form 8-K for the quarter ended March 31, 2002.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2002
                                   (Unaudited)




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

                                        REEVES TELECOM LIMITED PARTNERSHIP


                                        By:  Grace Property Management Inc.
                                             General Partner

                                        By:  /s/ JOHN S. GRACE
                                             --------------------------
                                             John S. Grace
                                             President

Dated: May 14, 2002