Form 10-Q
period 2002-06-30
REEVES TELECOM LTD PARTNERSHIP
filed 2002-08-14
CIK 314741

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2002

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

c/o Grace Property Management Inc.
55 Brookville Road
Glen Head, New York                                                 11545
------------------------------------------------------------------------------
(Address of General Partner)                                     (Zip Code)

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

Yes [X]   No [ ]

On August 6, 2002, the registrant had outstanding 1,812,062 Partnership units.

================================================================================

                          PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                                       June 30,                 December 31,
                                                                         2002                      2001
                                                                      (UNAUDITED)                 (AUDITED)
                                                                      -----------               ------------
Assets
------
Cash and cash equivalents                                             $  365,653                 $  296,993
Prepaid and other current assets                                          18,220                     15,492
Properties held for sale and property
 and equipment:
  Properties held for sale                                               355,635                    346,011
  Sales property and equipment, net                                       58,666                     57,993
  Country club property and
   equipment, net                                                        442,587                    442,587
                                                                      ----------                 ----------
     Total properties held for sale and
      property and equipment, net                                        856,888                    846,591
                                                                      ----------                 ----------
     Total Assets                                                     $1,240,761                 $1,159,076
                                                                      ==========                 ==========

Liabilities and Partners' Capital
---------------------------------

Accounts payable and accrued expenses                                 $   28,071                 $   92,633
Accrued expenses, affiliates                                              30,418                     30,418
Deposits on contract, net                                                240,396                    200,548
Long-term Debt                                                           110,616                    112,876
                                                                      ----------                 ----------
     Total Liabilities                                                   409,501                    436,475
Partners' capital                                                        831,260                    722,601
                                                                      ----------                 ----------
     Total Liabilities and
      Partners' Capital                                               $1,240,761                 $1,159,076
                                                                      ==========                 ==========

   The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                          2002                       2001
                                                                       ----------                 ----------
Operating revenues:
  Property sales                                                       $  253,304                 $  348,761
  Interest income and finance charges                                       2,932                      6,624
                                                                       ----------                 ----------
                                                                          256,236                    355,385
                                                                       ----------                 ----------
Operating costs and expenses:
  Direct costs of property sold                                             7,016                     25,146
  Selling, general and administrative
   expenses                                                               134,422                    183,284
  Depreciation                                                              1,245                      1,245
  Interest                                                                  4,894                      4,780
                                                                       ----------                 ----------
                                                                          147,577                    214,455
                                                                       ----------                 ----------
Income from continuing operations                                         108,659                    140,930
Loss from discontinued operations                                              --                    (67,325)
                                                                       ----------                 ----------
Net income                                                                108,659                     73,605
Partners' capital at beginning of period                                  722,601                    758,189
Repurchase of partnership units                                                --                     (8,043)
                                                                       ----------                 ----------
Partners' capital at end of period                                     $  831,260                 $  823,751
                                                                       ==========                 ==========
Income per partnership unit                                            $     0.06                 $     0.04
                                                                       ==========                 ==========
Weighted average partnership units
    issued and outstanding                                              1,812,062                  1,816,111
                                                                       ----------                 ----------

   The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                             2002                    2001
                                                                           --------                --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $108,659                $ 73,605
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation                                                              1,245                  11,210
    Change in assets and liabilities:
      Prepaid and other current assets                                       (2,728)                  3,537
      Property held for sale                                                 (9,624)                 20,492
      Accounts payable and accrued expenses                                 (64,562)                (96,406)
                                                                           --------                --------
  Net cash provided by operating activities                                  32,990                  12,438
                                                                           --------                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Transaction costs related to the sale
   of the country club                                                           --                  (9,225)
  (Increase) in sales property & equipment, net                              (1,918)                     --
  Deposit on contract                                                        39,848                 169,924
                                                                           --------                --------
    Net cash provided by investing activities                                37,930                 160,699
                                                                           --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                                (2,260)                 (2,442)
  Increase (Decrease) in accrued expenses, affiliates                            --                 (89,403)
  Repurchase of partnership units                                                --                  (8,043)
                                                                           --------                --------
  Net cash (used in)financing activities                                     (2,260)                (99,888)
                                                                           --------                --------
NET INCREASE IN CASH                                                         68,660                  73,249
CASH BALANCE - BEGINNING                                                    296,993                 223,983
                                                                           --------                --------
CASH BALANCE - ENDING                                                      $365,653                $297,232
                                                                           ========                ========

   The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                                               2002                        2001
                                                                                            ----------                  ----------
Operating revenues:
  Property sales                                                                            $   58,045                  $  230,519
  Interest income and finance charges                                                            1,569                       4,103
                                                                                            ----------                  ----------
                                                                                                59,614                     234,622
                                                                                            ----------                  ----------
Operating costs and expenses:
  Direct costs of property sold                                                                  2,376                      22,012
  Selling, general and administrative
   expenses                                                                                     68,678                      84,744
  Depreciation                                                                                     622                         622
  Interest                                                                                       2,461                       2,667
                                                                                            ----------                  ----------
                                                                                                74,137                     110,045
                                                                                            ----------                  ----------
Income (loss) from continuing operations                                                       (14,523)                    124,577
Loss from discontinued operations                                                                   --                      (4,390)
                                                                                            ----------                  ----------
Net income (loss)                                                                              (14,523)                    120,187
Partners' capital at beginning of period                                                       845,783                     703,564
                                                                                            ----------                  ----------
Partners' capital at end of period                                                          $  831,260                  $  823,751
                                                                                            ==========                  ==========
Income (loss) per partnership unit                                                          $    (0.01)                 $     0.07
                                                                                            ==========                  ==========
Weighted average partnership units
 issued and outstanding                                                                      1,812,062                   1,812,062
                                                                                            ----------                  ----------

   The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                             2002                    2001
                                                                           --------                --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                                        $(14,523)               $120,187
  Adjustments to reconcile net income/
   (loss) to net cash provided by
   operating activities:
    Depreciation                                                                622                     622
    Change in assets and liabilities:
    Prepaid and other current assets                                           (249)                 (4,107)
    Property held for sale                                                  (14,265)                 17,358
    Accounts payable and accrued expenses                                     5,593                   8,637
                                                                           --------                --------
    Net cash provided by (used in)operating
     activities                                                             (22,822)                142,697
                                                                           --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on contract                                                        19,924                  19,924
                                                                           --------                --------
  Net cash provided by investing activities                                  19,924                  19,924
                                                                           --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                                (1,116)                 (1,020)
  Increase (Decrease) in accrued expenses, affiliates                            --                (128,797)
                                                                           --------                --------
  Net cash (used in) financing activities                                    (1,116)               (129,817)
                                                                           --------                --------
NET INCREASE/(DECREASE) IN CASH                                              (4,014)                 32,804

CASH BALANCE - BEGINNING                                                    369,667                 264,428
                                                                           --------                --------
CASH BALANCE - ENDING                                                      $365,653                $297,232
                                                                           ========                ========

   The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 2002
                                   (Unaudited)

NOTE 1.   Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on April 1, 2002.


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


NOTE 3. Sale of Fox Squirrel Country Club/The Lakes Country Club and Disposal of Business Segment

          During the first quarter of 2001, the Partnership completed the sale of the assets of Fox Squirrel Country Club, now known as The Lakes Country Club ("Fox Squirrel/The Lakes") for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable. The note receivable had an initial principal amount

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30,2002
                                   (Unaudited)

          of $712,500, bears interest at an annual rate of 9.5%, and matures on March 9, 2004. The borrower is obligated to make payments of principal and interest as follows: (i) monthly payments of $6,641 from April 9, 2001 up to and including February 9, 2004, and (ii) a final payment of $677,642 on March 9, 2004. The note receivable is collateralized by all of the assets sold to the buyer. Since the cash down payment represents less than 25% of the total consideration paid for the assets, the transaction is recorded on the Partnership's financial statements using the deposit method as defined in Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate". The deposit method requires, among other things, that until the total cash received by the Partnership from the down payment and subsequent principal payments on the note receivable is at least 25% of the total consideration paid: (a) the sold assets remain on the Partnership's balance sheet as assets held for sale or disposal, (b) cash received from the buyer at closing be shown as a deposit on contract, and (c) payments received from the buyer in respect of the note receivable subsequent to closing be treated as an increase in the deposit. At June 30, 2002, the assets held by the Partnership covered by the agreement were held at a net book value of approximately $442,587. The operations of Fox Squirrel/The Lakes prior to the sale are recorded as discontinued operations. For the six months ended June 30, 2002 and June 30, 2001, revenues and expenses for Fox Squirrel/The Lakes are as set forth below.

                                                     For the Six Months Ended
                                                 -------------------------------
                                                 June 30, 2002     June 30, 2001
                                                 -------------     -------------
          Revenue                                     $-0-          $ 32,511
                                                      ----          --------
          Expenses:
            Direct costs of revenue                    -0-             5,911
            Selling, general and
             administrative expenses                   -0-            83,960
            Depreciation                               -0-             9,965
                                                      ----          --------
               Total Expenses                          -0-            99,836
                                                      ----          --------
            Loss from discontinued
             operations                               $-0-          $(67,325)
                                                      ====          ========

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

          Certain matters discussed herein are forward-looking statements about the business, financial condition and prospects of the

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30,2002
                                   (Unaudited)

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30,2002
                                   (Unaudited)

          Revenue from property sales for the first six months of 2002 was $253,304, compared to $348,761 for the first six months of 2001. Management attributes the decrease principally to a decrease in the number of individual undeveloped lots sold, which, in turn, reflects a somewhat slower real estate market in Brunswick County, North Carolina in 2002 than in 2001. The Partnership sold 12 individual undeveloped lots during the first six months of 2002, compared to 52 in the same period last year (of which 30 lots were sold to a single buyer). The average sales price per lot sold was higher for the first six months of 2002 than for the same period last year, however, which is due principally to the relative mix of lots sold. Lots adjoining or close to the golf course for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots which are not suitable for septic systems. In addition, the Partnership sold 2 tracts of land, comprising approximately 6 acres, during the first six months of 2002, compared to 2 tracts, comprising approximately 23 acres, sold during the first six months of 2001.

          Direct costs of property sold for the first six months of 2002 and 2001 were $7,016 and $25,146, respectively. Management attributes the decrease in costs principally to the lower number of individual undeveloped lots sold in 2002 than in 2001.

          Selling, general and administrative expenses were $134,422 for the first six months of 2002, compared to $183,284 for the same period of 2001. Management attributes the decrease principally to the lower total fees charged by the General Partner following the sale of Fox Squirrel/The Lakes in 2001.

          The sale of Fox Squirrel/The Lakes was completed on March 9, 2001.
          As a result, the operations of Fox Squirrel/The Lakes are recorded as discontinued operations. Accordingly, there are no financial results of operations at Fox Squirrel/The Lakes reported for the first six months of 2002 and the financial results reported for the first six months of 2001 are for less than a full six months. For the six months ended June 30, 2002 and June 30, 2001, revenues and expenses for Fox Squirrel/The Lakes are as set forth below.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30,2002
                                   (Unaudited)

                                                     For the Six Months Ended
                                                  -----------------------------
                                                  June 30, 2002   June 30, 2001
                                                  -------------   -------------
                                                                  <C.
          Revenue                                     $-0-           $ 32,511
                                                      ----           --------
          Expenses:
            Direct costs of revenue                    -0-              5,911
            Selling, general and
             administrative expense                    -0-             83,960
            Depreciation                               -0-              9,965
                                                      ----           --------
               Total Expenses                          -0-             99,836
                                                      ----           --------
            Loss from discontinued
             operations                               $-0-           $(67,325)
                                                      ====           ========


ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               99.1 Certification by chief executive officer of this report on Form 10-Q, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), the original of which has been submitted to the Securities and Exchange Commission.

               99.2 Certification by chief financial officer of this report on Form 10-Q, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), the original of which has been submitted to the Securities and Exchange Commission.

          (b)  Reports on Form 8-K.

               No reports were filed on Form 8-K for the quarter ended June 30, 2002.

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

Dated: August 12, 2002