Form 10-Q
period 2002-09-30
REEVES TELECOM LTD PARTNERSHIP
filed 2002-11-14
CIK 314741

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2002

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

c/o Grace Property Management Inc.
55 Brookville Road
Glen Head, New York                                                11545
-------------------------------------------------------------------------------
(Address of General Partner)                                    (Zip Code)

                                 (516) 686-2201
              ---------------------------------------------------
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)   No ( )

On November 6, 2002, the registrant had outstanding 1,812,062 Partnership units.

                         PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                           September 30,         December 31,
                                                                2002                 2001
                                                            (UNAUDITED)            (AUDITED)
                                                           -------------         ------------
         Assets
         ------

Cash and cash equivalents                                   $  337,922            $  296,993
Prepaid and other current assets                                18,476                15,492
Properties held for sale and property
 and equipment:
       Properties held for sale                                354,078               346,011
       Sales property and equipment, net                        91,515                57,993
       Country club property and
        equipment, net                                         442,587               442,587
                                                            ----------            ----------
        Total properties held for sale and
           property and equipment, net                         888,180               846,591
                                                            ----------            ----------
        Total assets                                        $1,244,578            $1,159,076
                                                            ==========            ==========

Liabilities and Partners' Capital
---------------------------------

Accounts payable and accrued expenses                       $   37,238            $   92,633
Accrued expenses, affiliates                                    30,418                30,418
Deposits on contract, net                                      260,321               200,548
Long-term debt                                                 109,475               112,876
                                                            ----------            ----------

        Total liabilities                                      437,452               436,475

Partners' capital                                              807,126               722,601
                                                            ----------            ----------
        Total liabilities and
        partners' capital                                   $1,244,578            $1,159,076
                                                            ==========            ==========

The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (Unaudited)

                                                                         2002           2001
                                                                      -----------    ----------
Operating revenues:
    Property sales                                                    $  307,010     $  379,521
    Interest income and finance charges                                    5,909          8,848
                                                                      ----------     ----------
                                                                         312,919        388,369
                                                                      ----------     ----------
Operating costs and expenses:
    Direct costs of property sold                                          8,574         26,722
    Selling, general and administrative
     expenses                                                            210,597        254,182
    Depreciation                                                           1,894          1,868
    Interest                                                               7,329          7,313
                                                                      ----------     ----------
                                                                         228,394        290,085
                                                                      ----------     ----------
Income from continuing operations                                         84,525         98,284

Loss from discontinued operations                                             --        (67,325)
                                                                      ----------     ----------
Net income                                                                84,525         30,959

Partners' capital at beginning of period                                 722,601        758,189

Repurchase of partnership units                                               --         (8,043)
                                                                      ----------     ----------
Partners' capital at end of period                                    $  807,126     $  781,105
                                                                      ==========     ==========
Income per partnership unit                                           $     0.05     $     0.02
                                                                      ==========     ==========

Weighted average partnership units
    issued and outstanding                                             1,812,062      1,814,747
                                                                      ----------     ----------

The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (Unaudited)

                                                                           2002           2001
                                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                          $  84,525      $  30,959
    Adjustments to reconcile net income
        to net cash provided by operating
        activities:
           Depreciation                                                     1,894         11,833
           Change in assets and liabilities:
               Prepaid and other current assets                            (2,984)         3,409
               Property held for sale                                      (8,067)        22,067
               Accounts payable and
                 accrued expenses                                         (55,395)       (84,335)
                                                                        ---------      ---------
    Net cash provided by (used in)
        operating activities                                               19,973        (16,067)
                                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Transaction costs related to the sale
        of the country club                                                    --         (9,225)
    (Increase) in sales property & equipment,
        net                                                               (35,416)            --
    Deposit on contract                                                    59,773        189,849
                                                                        ---------      ---------
    Net cash provided by investing activities                              24,357        180,624
                                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of long-term debt                                            (3,401)        (3,485)
    (Decrease) in accrued expenses, affiliates                                 --        (64,653)
    Repurchase of partnership units                                            --         (8,043)
                                                                        ---------      ---------
    Net cash (used in)financing activities                                 (3,401)       (76,181)
                                                                        ---------      ---------
NET INCREASE IN CASH                                                       40,929         88,376

CASH BALANCE - BEGINNING                                                  296,993        223,983
                                                                        ---------      ---------
CASH BALANCE - ENDING                                                   $ 337,922      $ 312,359
                                                                        =========      =========

The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (Unaudited)

                                                                        2002           2001
                                                                     ----------     ----------
Operating revenues:
    Property sales                                                   $   53,706     $   30,760
    Interest income and finance charges                                   2,977          2,224
                                                                     ----------     ----------
                                                                         56,683         32,984
                                                                     ----------     ----------

Operating costs and expenses:
    Direct costs of property sold                                         1,558          1,576
    Selling, general and administrative
     expenses                                                            76,175         70,898
    Depreciation                                                            649            623
    Interest                                                              2,435          2,533
                                                                     ----------     ----------
                                                                         80,817         75,630
                                                                     ----------     ----------

Net (loss)                                                              (24,134)       (42,646)

Partners' capital at beginning of period                                831,260        823,751
                                                                     ----------     ----------

Partners' capital at end of period                                   $  807,126     $  781,105
                                                                     ==========     ==========
(Loss) per partnership unit                                          $    (0.01)    $    (0.02)
                                                                     ==========     ==========

Weighted average partnership units
    issued and outstanding                                            1,812,062      1,812,062
                                                                     ----------     ----------

The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (Unaudited)

                                                                           2002             2001
                                                                        ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net(Loss)                                                           $  (24,134)      $  (42,646)
    Adjustments to reconcile net (loss) to
        net cash (used in)operating activities:
           Depreciation                                                        649              623
           Change in assets and liabilities:
               Prepaid and other current assets                               (256)            (128)
               Property held for sale                                        1,557            1,575
               Accounts payable and accrued
                expenses                                                     9,167           12,071
                                                                        ----------       ----------
    Net cash (used in)operating activities                                 (13,017)         (28,505)
                                                                        ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    (Increase) in sales property and
        equipment, net                                                     (33,498)              --

    Deposit on contract                                                     19,925           19,925
                                                                        ----------       ----------
    Net cash provided by (used in)
        investing activities                                               (13,573)          19,925
                                                                        ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of long-term debt                                             (1,141)          (1,043)
    Increase in accrued expenses, affiliates                                    --           24,750
                                                                        ----------       ----------
    Net cash provided by (used in)
        financing activities                                                (1,141)          23,707
                                                                        ----------       ----------
NET INCREASE/(DECREASE) IN CASH                                            (27,731)          15,127

CASH BALANCE - BEGINNING                                                   365,653          297,232
                                                                        ----------       ----------
CASH BALANCE - ENDING                                                   $  337,922       $  312,359
                                                                        ==========       ==========

The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2002
                                  (Unaudited)

NOTE 1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange
         Commission on April 1, 2002.

NOTE 2.  Liquidity and Going Concern Issues.

         Cash generated from individual lot sales may not be sufficient to meet future operating costs, debt service and other cash requirements. If the Partnership's cash flow is less than management's expectations, capital programs presently planned may be either postponed, scaled back, or eliminated, and certain operating expenditures may be either deferred or, in the case of payments to the General Partner and its affiliates, accrued. Despite such contingency plans by management, the above mentioned factors indicate that the Partnership may be unable to continue in existence while attempting to complete the sale and liquidation of the Partnership's remaining assets. The
         Partnership intends to continue to sell lots in the normal course of business as a plan of liquidation and, while no assurances can be given, the Partnership believes the carrying value of the remaining lots is less than their net realizable value. Should the Partnership change its plans from the current long term liquidation approach to a bulk sale and/or abandonment, the net amount realized could be less than the carrying value which could result in liabilities exceeding the Partnership's assets. The financial statements have been prepared assuming the Partnership will continue as a going concern.

NOTE 3. Sale of Fox Squirrel Country Club/The Lakes Country Club and Disposal of Business Segment

         During the first quarter of 2001, the Partnership completed the sale of the assets of Fox Squirrel Country Club, now known as The Lakes Country Club ("Fox Squirrel/The Lakes") for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable. The note receivable had an initial principal amount

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30,2002
                                  (Unaudited)

         of $712,500, bears interest at an annual rate of 9.5%, and matures on March 9, 2004. The borrower is obligated to make payments of principal and interest as follows: (i) monthly payments of $6,641 from April 9, 2001 up to and including February 9, 2004, and (ii) a final payment of $677,642 on March 9, 2004. The note receivable is collateralized by all of the assets sold to the buyer. Since the cash down payment represents less than 25% of the total consideration paid for the assets, the transaction is recorded on the Partnership's financial statements using the deposit method as defined in Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate". The deposit method requires, among other things, that until the total cash received by the Partnership from the down payment and subsequent principal payments on the note receivable is at least 25% of the total consideration paid: (a) the sold assets remain on the Partnership's balance sheet as assets held for sale or disposal, (b) cash received from the buyer at closing be shown as a deposit on contract, and (c) payments received from the buyer in respect of the note receivable subsequent to closing be treated as an increase in the deposit. At September 30, 2002, the assets held by the Partnership covered by the agreement were held at a net book value of approximately $442,587. The operations of Fox Squirrel/The Lakes prior to the sale are recorded as discontinued operations. For the nine months ended September 30, 2002 and Septebmer 30, 2001, revenues and expenses for Fox Squirrel/The Lakes are as set forth below.

                                                    For the Nine Months Ended
                                             --------------------------------------
                                             September 30, 2002  September 30, 2001
                                             ------------------  ------------------
Revenue                                           $  -0-              $  32,511
                                                  ---------           ---------
Expenses:
   Direct costs of revenue                           -0-                  5,911
   Selling, general and
     administrative expenses                         -0-                 83,960
   Depreciation                                      -0-                  9,965
                                                  ---------           ---------
     Total Expenses                                  -0-                 99,836
                                                  ---------           ---------
Loss from discontinued
   operations                                     $  -0-              $ (67,325)
                                                  =========           =========

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

         Certain matters discussed herein are forward-looking statements about the business, financial condition and prospects of the

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30,2002
                                  (Unaudited)

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30,2002
                                  (Unaudited)

         REVENUE

         Revenue from property sales, and the number and type of property sold for the first nine months of 2002 and 2001 are set forth in the table below.

                                                                Nine Months Ended
                                                                   September 30,
                                                            -------------------------
                                                              2002             2001
                                                            --------         --------
PROPERTY SOLD
   Individual Undeveloped Lots:
     Boiling Spring Lakes, NC                                     17               57
     Pimlico Plantation, SC                                        0                1
                                                            --------         --------
                                                                  17               58
   Tracts (acres):
     Boiling Spring Lakes, NC                                      6               23
     Pimlico Plantation, SC                                        0                0
                                                            --------         --------
                                                                   6               23
REVENUE
   Individual Undeveloped Lots:
     Boiling Spring Lakes, NC                               $241,600         $286,506
     Pimlico Plantation, SC                                        0           20,104
                                                            --------         --------
                                                             241,600         $306,610
   Tracts (acres):
     Boiling Spring Lakes, NC                                 65,410           72,911
     Pimlico Plantation, SC                                        0                0
                                                            --------         --------
                                                              65,410           72,911
                                                            --------         --------
   Total Revenue                                            $307,010         $379,521
                                                            ========         ========

         Boiling Spring Lakes, NC

         Individual Undeveloped Lots - Management attributes the decrease in revenue to a decrease in the number of lots sold, which, in turn, reflects a somewhat slower real estate market in Brunswick County, North Carolina in 2002 than in 2001. The average sales price per lot sold was higher for the first nine months of 2002 than for the same period last year, however, which is due principally to the relative mix of lots sold. Lots adjoining or close to the golf course for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots which are not suitable for on-site septic systems.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                SEPTEMBER 30,2002
                                   (Unaudited)

         Tracts - Management attributes the decline in revenue to a lower aggregate number of acres sold during the first nine months of 2002 than in the same period of 2001. The average sales price per acre, however, was higher in 2002 than in 2001. The Partnership experiences great volatility in sales from year to year as to revenue and acreage, and often the Partnership records no sales in a fiscal year. The price per acre that the Partnership realizes depends on numerous factors, including, among others, the size of the tract, its location, and the extent to which portions of the tract are suitable for the installation of individual on-site septic systems.

         Pimlico Plantation, SC

         Management attributes the decline in revenue to a lower number of lots sold during the first nine months of 2002 than in the same period of 2001. As a result of sales in past years, the Partnership owned only one individual undeveloped lot for sale as of January 1, 2002.

         DIRECT COSTS OF PROPERTY SOLD

         Direct costs of property sold for the first nine months of 2002 and 2001 were $8,574 and $26,722, respectively. Management attributes the decrease in costs principally to the lower number of individual undeveloped lots sold in 2002 than in 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $210,597 for the first nine months of 2002, compared to $254,182 for the same period of 2001. Management attributes the decrease principally to lower real estate taxes on the Partnership's land in Boiling Spring Lakes, which is due primarily to property sales; lower fees charged by the General Partner, which is due to a reduction in fees in 2001 following the sale of Fox Squirrel/The Lakes; and lower legal fees and expenses, which are due, in part, to the need during 2001 to make significant modifications to the Partnership's HUD disclosure statement following the sale of Fox Squirrel/The Lakes, whereas no such significant modifications have been required during 2002, and, in part, to the settlement in 2001 of certain litigation incidental to the Partnership's business.

         The sale of Fox Squirrel/The Lakes was completed on March 9, 2001. As a result, the operations of Fox Squirrel/The Lakes are recorded as discontinued operations. Accordingly, there are no financial results of operations at Fox Squirrel/The Lakes reported for the first nine months of 2002 and the financial results reported for the first nine months of 2001 are for less than a full nine months. For the nine months ended September 30, 2002 and September 30, 2001, revenues and expenses for Fox Squirrel/The Lakes are as set forth below.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                SEPTEMBER 30,2002
                                   (Unaudited)

                                                   For the Nine Months Ended
                                            ----------------------------------------
                                            September 30, 2002    September 30, 2001
                                            -------------------   ------------------
Revenue                                          $  -0-                $ 32,511
                                                 ---------             --------
Expenses:
   Direct costs of revenue                          -0-                   5,911
   Selling, general and
     administrative expense                         -0-                  83,960
   Depreciation                                     -0-                   9,965
                                                 ---------             --------
     Total Expenses                                 -0-                  99,836
                                                 ---------             --------

Loss from discontinued
  operations                                     $  -0-                $(67,325)
                                                 =========             ========

Item 4.  Controls and Procedures.

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the 90 days prior to the filing date of this report, the General Partner, under the direction of John
         S. Grace and Davis P. Stowell, President and Vice President, respectively, of the General Partner (acting in the capacity and carrying out the responsibilities of the chief executive officer and chief financial officer, respectively, of the Partnership), carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, Messrs. Grace and Stowell concluded that the Partnership's disclosure controls and procedures are effective. There have been no significant changes in the Partnership's internal controls, or in other factors, which could significantly affect internal controls subsequent to the date the Partnership carried out its evaluation.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

               99.1 Certification by chief executive officer of this report on Form 10-Q, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

               99.2 Certification by chief financial officer of this report on Form 10-Q, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

         (b)   Reports on Form 8-K.

               No reports were filed on Form 8-K for the quarter ended September 30, 2002.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30,2002
                                  (Unaudited)

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

                                             REEVES TELECOM LIMITED PARTNERSHIP

                                             By:  Grace Property Management Inc.
                                                  General Partner

                                             By:  /s/ JOHN S. GRACE
                                                  ------------------------------
                                                  John S. Grace
                                                  President

Date: November 12, 2002

                                 CERTIFICATION

         I, John S. Grace, President of Grace Property Management, Inc., the general partner of Reeves Telecom Limited Partnership (the "Partnership"), acting in the capacity and carrying out the responsibilities of the chief executive officer of the Partnership, certify that:

    1.   I have reviewed this quarterly report on Form 10-Q of the Partnership;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including any affiliates, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                      By: /s/ JOHN S. GRACE
                                                 ------------------------------
                                                 John S. Grace
                                                 President, acting in the
                                                  capacity and carrying out
                                                  the responsibilities of the
                                                  chief executive officer of
                                                  Reeves Telecom Limited
                                                  Partnership

                       REEVES TELECOM LIMITED PARTNERSHIP

                                SEPTEMBER 30,2002
                                   (Unaudited)

                                  CERTIFICATION

         I, Davis P. Stowell, Vice President of Grace Property Management, Inc., the general partner of Reeves Telecom Limited Partnership (the "Partnership"), acting in the capacity and carrying out the responsibilities of the chief financial officer of the Partnership, certify that:

    1.   I have reviewed this quarterly report on Form 10-Q of the Partnership;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including any affiliates, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                      By: /s/ DAVIS P. STOWELL
                                                 ------------------------------
                                                 Davis P. Stowell
                                                 Vice President, acting in the
                                                  capacity and carrying out
                                                  the responsibilities of the
                                                  chief financial officer of
                                                  Reeves Telecom Limited
                                                  Partnership