Form 10-K
period 2002-12-31
REEVES TELECOM LTD PARTNERSHIP
filed 2003-03-31
CIK 314741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to _________________

Commission file number: 110-9305

                       REEVES TELECOM LIMITED PARTNERSHIP
                  (name changed from Reeves Telecom Associates)
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       South Carolina                                   57-0700063
 -----------------------------                     -------------------
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
    Partnership Units                                    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]

On March 19, 2003, the Registrant had outstanding 1,812,062 partnership units. See Item 5. There is no active market for the partnership units, nor was there an active market for the partnership units at any time during 2002. As of March 19, 2003, non-affiliates held 1,171,717 partnership units.

The following documents are incorporated by reference into this annual report on Form 10-K:

1. Registration Statement pursuant to Form S-14 (File No. 2-66452), which became effective April 8, 1980. This document is incorporated by reference into Part I, Item 1, "Business - Background."

2. Proxy Statement/Prospectus dated April 14, 1980, which is incorporated by reference into Part I, Item 1, "Business - Background."

See Part IV, Item 14, "Exhibits, Financial Statements Schedules, and Reports on Form 8-K" for documents other than proxy statements, registration statements, or prospectuses that are incorporated by reference into this annual report on Form 10-K.

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     -----
Special Note on Forward-Looking Statements.......................................      1

PART I...........................................................................      1

 Item 1. Business................................................................      1

 Item 2. Properties..............................................................     12

 Item 3. Legal Proceedings.......................................................     14

 Item 4. Submission of Matters to a Vote of Unit Holders.........................     15

PART II..........................................................................     16

 Item 5. Market for Registrant's Partnership Units and Related Security Matters..     16

 Item 6. Selected Financial Data.................................................     17

 Item 7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................     18

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.............     24

 Item 8. Financial Statements and Supplementary Data.............................     25

 Item 9. Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure....................................................     25

PART III.........................................................................     26

 Item 10. Directors and Executive Officers of Registrant.........................     26

 Item 11. Executive Compensation.................................................     26

 Item 12. Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters............................................     27

 Item 13. Certain Relationships and Related Transactions.........................     28

 Item 14. Controls and Procedures................................................     29

PART IV..........................................................................     31

 Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K......     31

SIGNATURES AND CERTIFICATIONS....................................................     34

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. These forward-looking statements are usually accompanied by words such as "anticipates," "believes," "expects," "intends," "projects," "strategies," and similar terms that convey uncertainty of future events or outcomes. The Partnership's future financial condition and results, as well as any forward-looking statements contained in this report, are subject to certain risks and uncertainties that are beyond the Partnership's control and could cause the Partnership's actual results to differ materially from those reflected in the forward-looking statements.

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

BACKGROUND

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

BUSINESS OF REGISTRANT

                                     GENERAL

         The Partnership's business may be categorized into two industry segments: (i) owning, developing, selling, leasing, or otherwise dealing in real estate, and (ii) owning and operating a golf course and country club. See the audited financial statements for financial information about each segment. The principal asset of the Partnership is real estate for development located in the City of Boiling Spring Lakes, in Brunswick County, North Carolina (see Item 2, "Properties").

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

         Beginning in June 1993, Management has focused on the sale of individual lots on an all-cash basis and other means of generating revenue. The Partnership also became increasingly involved in the management and operation of the golf course and country club.

         The golf course and country club were sold in March 2001. For financial reporting purposes, the assets that were sold remain on the Partnership's balance sheet at December 31, 2002 and are classified as assets held for sale or disposal, and the operations of the golf course and country club are classified as discontinued operations through the date of sale (see ""Fox Squirrel Country Club/The Lakes Country Club"").


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

         The revenue from real estate sales and type of land sold in Boiling Spring Lakes for each of the last five fiscal years ended December 31, other than from the two transactions with The

Nature Conservancy described above, is shown on Table 1, below (see "Pimlico Plantation," below, for revenue from real estate sales in Pimlico Plantation).

                     TABLE 1: REVENUE FROM REAL ESTATE SALES
                            AND TYPE OF PROPERTY SOLD
                              BOILING SPRING LAKES*

                             2002        2001        2000        1999        1998
                           --------    --------    --------    --------    --------
REVENUE

Individual lots:

     Unimproved            $250,454    $347,832    $378,732    $317,929    $317,746

     Improved                    --          --          --     130,865     117,300

Commercial land              65,410          --          --      70,378          --

Other land                       --      72,911      56,437      36,269          --
                           --------    --------    --------    --------    --------
Total revenue              $315,864    $420,743    $435,169    $555,441    $435,046
                           ========    ========    ========    ========    ========
PROPERTY SOLD

Individual lots:

     Unimproved                  19          68          55          65          52

     Improved                    --          --          --           1           1

Commercial land (acres)           6          --          --           4          --

Other land (acres)               --          23           2           2          --

* Excludes the two transactions with The Nature Conservancy in 2000, which generated gross revenue of $2,400,000.

         As used in Table 1 and throughout this Annual Report on Form 10-K: (i) the term "individual lot" refers to a platted residential lot (a platted residential lot owned by the Partnership typically comprises approximately 1/3-acre, although some lots are less than 1/4-acre and some comprise up to 5 acres); (ii) the term "unimproved lot" refers to an individual lot on which construction of a house has not yet been started; (iii) the term "improved lot" refers to an individual lot on which the construction of a house has been started and, in some cases, completed; (iv) the term "commercial land" refers to land zoned or otherwise intended by the

Partnership for commercial use; and (v) the term "other land" refers to all other types of unimproved land of varying sizes.

         The one individual improved lot sold during 1999 generated a profit of approximately $11,200. The one individual improved lot sold during 1998 generated a profit of approximately $13,700.

         Since the 1970's, health standards at Boiling Spring Lakes have become increasingly stringent regarding septic tanks and on-site sewage disposal. It is estimated that 70% to 75% of the property in Boiling Spring Lakes which would have complied with applicable rules and regulations a number of years ago no longer meet present health standards. This has had a detrimental effect on the real estate operations of the Partnership. In a few cases the problem could be cured by the use of drains, or by the scraping away of hard pan and adding fill dirt. In most instances, however, health departments have declared a majority of the areas as irremediable by ordinary measures. In such cases, the only solution would be to install area-wide sewer systems. While the Partnership does not have the resources to install a sewer system covering most or all of the land remaining in the Partnership's inventory, a small multi-user system has been installed on certain lots zoned for commercial use. Depending upon the Partnership's financial resources, the market for real estate in and around Boiling Spring Lakes and economic conditions generally, among other factors, Management may consider installing similar multi-user systems in other areas of the development in the future but currently has no plans to do so.

  -  FOX SQUIRREL COUNTRY CLUB / THE LAKES COUNTRY CLUB

         Fox Squirrel Country Club, now known as The Lakes Country Club ("FOX SQUIRREL/THE LAKES") is a semi-private golf course and country club. Its 18-hole golf course serves as the centerpiece of the Boiling Spring Lakes development. Management believes that its attraction as a recreational facility to those who are considering purchasing or building a home in the area allows the Partnership to generate more lot sales, at a higher sales price per lot, than would be the case in the absence of such a facility.

         On March 9, 2001, the Partnership sold the assets of Fox Squirrel/The Lakes to WW-Golf & Services, LLC, a South Carolina limited liability company ("WW-GOLF"), for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable (the "PROMISSORY NOTE"). The Promissory Note has an initial principal amount of $712,500, bears interest at an annual rate of 9.5%, and matures on March 9, 2004. WW-Golf is obligated to make payments of principal and interest as follows: (i) monthly payments of $6,641 per month commencing April 9, 2001 up to and including February 9, 2004, and (ii) a final payment of $677,642 on March 9, 2004. The Partnership has a security interest in all of the assets sold until the Promissory Note has been paid in full. WW-Golf may extend the maturity of the Promissory Note if the Partnership has not completed remediation of certain environmental contamination from an underground storage tank formerly located on the golf club grounds. The Partnership believes that all necessary remediation work has been completed as of December 31, 2001, although the North Carolina Department of Environment and Natural Resources ("NCDENR") has required that Partnership to continue monitoring and testing the subsurface groundwater. The results of tests conducted during 2002 and the first two months of 2003 show that the detectable concentrations of hydrocarbon contamination are substantially below standards. As a result, the Partnership is waiting for a closure letter from NCDENR, although it is possible that NCDENR may require the Partnership to conduct further monitoring and testing.

         Shortly after acquiring Fox Squirrel/The Lakes, WW-Golf changed the name of the golf course and country club to The Lakes Country Club. For consistency and to avoid confusion, the golf course and country club are referred to herein as Fox Squirrel/The Lakes.

         The Partnership's revenue and operating loss from Fox Squirrel/The Lakes for the last five fiscal years are shown on Table 2, below.

                       TABLE 2: REVENUE AND OPERATING LOSS
               FOX SQUIRREL COUNTRY CLUB / THE LAKES COUNTRY CLUB

                  2002      2001        2000        1999        1998
                 -----    --------   ---------   ---------   ----------
Revenue           $--     $ 32,511   $ 332,462   $ 355,506   $ 437,436

Operating loss     --      (67,326)   (214,975)   (192,953)   (162,131)

         The Partnership sold Fox Squirrel/The Lakes on March 9, 2001 and, accordingly, the results of Fox Squirrel/The Lakes are shown as a discontinued operation on the Partnership's financial statements for all periods presented. Revenue and Operating Loss for Fiscal 2001 shown in Table 2 are for the period from January 1, 2001 until March 9, 2001. Since Revenue and Operating Loss for each of Fiscal 1998, 1999 and 2000 are for twelve-month periods, a comparison of Revenue and Operating Loss for Fiscal 2001 to prior years does not present an accurate portrayal of the comparative performance of Fox Squirrel/The Lakes.

         In November 1995, the Partnership hired a new manager and golf pro of Fox Squirrel/The Lakes, replacing the former manager, who resigned. The new manager also leased the kitchen and dining area in the club house from the Partnership, which paid for certain improvements to the kitchen and dining area. Although the lease provided for the payment to the Partnership of monthly lease payments in varying amounts, the Partnership waived most lease payments to enable the dining service to become financially established. In February 1998, the manager and the Partnership agreed to the termination of the manager's employment agreement and related agreement to lease the kitchen and dining area. The Partnership agreed, among other things, to purchase certain assets from, and assume certain liabilities of, the manager in exchange for cash consideration to the manager of $49,404. As a result of the foregoing, in February 1998, the Partnership became the operator of the dining service and continued to operate the dining service until Fox Squirrel/The Lakes was sold in March 2001.

  -  OTHER

         From time to time the Partnership generates revenue from sources other than real estate sales and Fox Squirrel/The Lakes, including, for example, the sale of timber and pine straw on certain unsold lots. The amount of revenue generated from such sources during the last five fiscal years is shown on Table 3, below.

                     TABLE 3: OTHER REVENUE AND OTHER INCOME
                              BOILING SPRING LAKES

                       2002      2001      2000      1999       1998
                      ------    ------    ------    ------     ------
Other revenue         $   --    $8,920    $   --    $   --     $   --

Rental income, net     3,766     2,550     3,400        --         --

Sale of timber            --        --        --     1,266         --

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

         During Fiscal 2002, 2001 and 2000, the Partnership earned $3,766, $2,550 and $3,400, respectively, in net rental income. The Partnership recorded such income as Other Income.

         During Fiscal 1999, the Partnership earned $1,266 from the sale of pine straw and timber. While additional revenue from such sources continues to be sought as a means of supplementing revenue from lot sales, such activities have not been a material source of revenue during the past five years due principally to the harvesting of seasoned timber performed in past years.

                               PIMLICO PLANTATION

         Pimlico Plantation began as a development in South Carolina commenced by the Corporation. Virtually all of the land was sold in past years. Revenue from lot sales and the number of lots sold are set forth in Table 4, below.

                     TABLE 4: REVENUE FROM REAL ESTATE SALES
                            AND TYPE OF PROPERTY SOLD
                               PIMLICO PLANTATION

                         2002       2001      2000      1999       1998
                        ------    -------    ------    ------     ------
Revenue                 $   --    $20,104    $   --    $   --     $   --

Individual lots sold        --          1        --        --         --

         During the first quarter of 2002, the Partnership donated two park/recreational lots to the Pimlico Civic Club. These two lots had no realizable value and were carried on the Partnership's balance sheet at no cost. Consequently, the Partnership recorded no gain or loss from the donation. As of December 31, 2002, the Partnership owns one individual unimproved lot at Pimlico Plantation, comprising approximately 3/8-acre. The individual unimproved lot was sold in March 2003 for approximately $27,000. After such sale, the Partnership owns no assets in Pimlico Plantation.

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

                                   COMPETITION

         The real estate market in Brunswick County, North Carolina is extremely competitive. Prospective residential property owners may buy from real estate developers, who generally sell lots suitable for building but who may also sell improved properties, from existing homeowners looking to relocate, and from others. Property values are dependent upon, among other factors, proximity to and the nature and quality of recreational facilities, retail shopping, commercial sites and schools, and the availability of county water (as opposed to well water) and sewer service (as opposed to septic systems). Management believes that some of the Partnership's land has been and/or will be bought by other real estate developers, who may compete with the Partnership for land sales or sale of improved properties.

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

                      RECENT REAL ESTATE MARKET CONDITIONS

         As a result of the economic climate in 2002, the real estate market in which the Partnership operates significantly softened. Despite low interest rates, demand for buildable residential lots declined significantly, as indicated by the number of lots sold shown in Table 1, above. Through March 7, the core market continued to be weak. Market prices for buildable lots have generally declined from peak levels in the period 2000 to 2002. Management believes that demand for buildable lots and market prices for such lots in the southern coastal region of North Carolina will continue to be weak into the second quarter of 2003.

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

                    AVAILABILITY OF WATER AND SEWER SERVICES

         The unavailability of Brunswick County water and public sewer services to most of the City of Boiling Spring Lakes has been a major inhibiting factor in the Partnership's efforts to sell and/or develop land in the development. Virtually all residents are forced to rely upon well water and individual septic systems. Extension of water and sewer services to the development has been discussed but there are currently no firm plans to do so. Moreover, a significant portion of the cost of water distribution and sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land. Since the Partnership does not have the resources to bear such costs, extension of water distribution and sewer lines to the Partnership's land is not likely to occur in the reasonable future.

                                    EMPLOYEES

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

                           LIQUID ASSETS AND RESERVES

         As of December 31, 2002, the Partnership held $301,924 in cash. Accounts payable and accrued expenses, including accrued expenses owed to affiliates, as of this date totaled $138,657.

         The Partnership Agreement obligates the General Partner to distribute Distributable Cash (as such term is defined in the Partnership Agreement). Distributable Cash excludes, among other items, reserves established for working capital, contingent liabilities, taxes, debt service, repairs, replacements, renewals, capital expenditures or other purposes consistent with the Partnership Agreement. Such reserves are used solely for calculating Distributable Cash and are not treated as deductions from income for accounting purposes. At the beginning of Fiscal 1998, reserves totaling $650,000 had been established. In Fiscal 1998, reserves totaling $200,000 were established to fund, principally, certain capital improvements at Fox Squirrel/The Lakes and certain capital projects within the development, including a multi-user septic system installed on eight lots zoned for commercial use. During 1999, a reserve of $150,000 was established to purchase and refurbish a residential property for resale. Also during 1999, a reserve of $50,000 was established for certain capital improvements at Fox Squirrel/The Lakes. During Fiscal 2000, reserves of $175,000 were established to fund certain capital improvements within the development. During Fiscal 2001, reserves totaling $100,000 were established to fund repairs to a dam and certain road repair and improvement work within the development. During Fiscal 2002, reserves totaling $100,000 were established to fund the additional cost of repairs to the dam and certain road repair and improvement work within the development.

         See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion of factors affecting liquidity.

                              CERTAIN RISK FACTORS

         In addition to the risk factors described above, the Partnership's business is subject to the following principal risks:

  - INCREASED OPERATING COSTS.

         The Partnership is responsible for maintaining certain roads, most of which are unpaved, certain road rights-of-way, and one dam within the City of Boiling Spring Lakes. In recent years, the Partnership has not spent significant amounts toward maintaining such roads, rights-of-way and dam, and the amount required to maintain them may increase substantially, or the failure by the Partnership to provide proper maintenance in the future may subject the Partnership to substantially greater risk of litigation from persons adversely affected by such failure.

  - ZONING AND OTHER REGULATIONS.

         The Partnership owns approximately 244 acres of undeveloped, unplatted land intended for residential use and approximately 244 additional acres of undeveloped, unplatted land intended for commercial use. Should the Partnership be unable to subdivide all or a substantial portion of such acreage due to changes in zoning or other regulations, the ability of the Partnership to continue generating revenue from real estate sales or to effect a bulk sale of all or substantially all of its assets may be significantly adversely affected. In addition, the Partnership's operations and ability to effect a bulk sale of all or substantially all of its assets may be adversely affected in the event of a change in zoning of significant portions of land owned by the Partnership, and/or may require significant changes to or the abandonment of the phased development project described in Item 2, "Properties - Boiling Spring Lakes" or substantially greater expenditures by the Partnership than currently expected to complete the phased development project.

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

  - STRUCTURE AS A LIMITED PARTNERSHIP.

         The Partnership is treated for federal and state income tax purposes as a limited partnership, and the General Partner has taken such steps as are known to it to perfect such treatment. Changes to laws may adversely affect the treatment of the Partnership as a limited partnership. No assurance can be given that new tax laws will not significantly affect the Partnership's qualification as a limited partnership or the federal income tax consequences of such qualification. New laws could be applied retroactively, which means that past operations could be found to be in violation, which would have a negative effect on the Partnership's business. If the Partnership were to lose its status as a limited partnership for federal and state tax purposes, the Partnership would be subject to federal and state income tax on the Partnership's taxable income at the corporate tax rates.

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

         The Partnership's principal asset is its undeveloped land in Boiling Spring Lakes, comprising approximately 985 acres. As of December 31, 2002, the Partnership owns the following: (1) approximately 433 acres divided into 1,316 plotted lots, both recorded and unrecorded; (2) approximately 304 acres of undeveloped land, including 60 acres that are divided into six 10-acre tracts;
(3) approximately 247 acres designated for commercial use, including five platted commercial lots comprising in aggregate approximately 3 acres; (4) a single family residence comprising 1,648 sq. ft. that is rented out by the Partnership; (5) a building comprising approximately 500 sq. ft. that is leased to the City of Boiling Spring Lakes at a rate of $1 per year for use as a post office; and (6) a sales office comprising approximately 1,269 sq. ft. Although the Partnership sold the assets of Fox Squirrel/The Lakes in a transaction that closed on March 9, 2001, Fox Squirrel/The Lakes is treated for accounting purposes as a discontinued operation until such time as the total consideration received by the Partnership for such sale equals 25% of the aggregate sale price of $862,500. Based upon the original principal amount and the terms of the Promissory Note taken back by the Partnership at the closing of the transaction, the Partnership will not receive total consideration equal to 25% of the aggregate sale price until March 9, 2004, the maturity date of the Promissory Note. Therefore, as of December 31, 2002, the Partnership may be deemed to be the owner of Fox Squirrel/The Lakes, which is comprised of a surveyed 18- hole sprinklered golf course, club house and maintenance building situated on approximately 163 acres.

         During 1988, the Partnership reduced the carrying value of the Boiling Spring Lakes property as a result of an appraisal obtained in December 1988 (see
Note 3 of the audited financial statements). During 1993, 1995, 1998 and 2000, the Partnership received updated appraisals of the Boiling Spring Lakes property. Based upon the updated appraisals, no additional reduction to the carrying value was made. The Partnership expects to obtain an updated appraisal of the Boiling Spring Lakes property during Fiscal 2003.

         Management intends to emphasize the sale of individual lots at Boiling Spring Lakes, concentrating on lots situated on existing paved roads and rocked roads. The Partnership intends to continue selling its land on an all-cash basis.

         To increase lot sales, in 1995 Management initiated a project involving the construction of a house on a lot owned by the Partnership and the immediate marketing of the house and lot for sale, with the cost of construction financed with a line of credit from a local bank. After initial success in 1996, the Partnership continued the project in 1997, with the sale of two improved lots during the year; the first was sold for $115,000 and generated a profit of approximately $20,000, and the second was sold for $128,000 and generated a profit of approximately $17,100. In Fiscal 1998, the Partnership sold one improved lot for $117,300, generating a profit of approximately $13,700. During Fiscal 1999, the Partnership sold one improved lot for approximately $130,800, generating a profit of approximately $11,200. In view of rising construction costs and decreased margins, the Partnership elected to suspend the project in 2000 and did not construct any houses during Fiscal 2000, 2001, or 2002. Management may resume the project during Fiscal 2003.

         During 1995 and 1996, the Partnership conceived plans for a small, phased development project involving the construction of 23 patio homes on 13 contiguous lots owned by the Partnership as a means of supplementing revenue from lot sales. The City of Boiling Spring Lakes granted its approval for the development in 1996. Construction was delayed for nearly two years due to new state regulations, promulgated after the city granted its approval but before construction on the patio homes commenced, which required the Partnership to file storm water drainage plans with respect to the patio homes project. The storm water drainage plans were filed during 1997 and final approval was granted during 1998. The Partnership has postponed construction indefinitely due to regional real estate market conditions, which have, among other things, driven patio home construction costs above what Management believes is prudent. Management expects that, once construction begins, the Partnership will have one or two patio homes under construction at any given time, and that once a house is sold, construction will begin immediately on an additional house.

PIMLICO PLANTATION

         Pimlico Plantation is situated in Berkeley County, near Charleston, South Carolina. Pimlico was developed by the Corporation and its predecessors, and as a result of land sales has been largely wound down. As of December 31, 2002, the Partnership owns only one residential lot, comprising approximately 3/8-acre, at this location. This individual unimproved lot was sold by the Partnership in March 2003. Consequently, after such sale, the Partnership owns no assets in Pimlico Plantation.

ITEM 3. LEGAL PROCEEDINGS

         The Partnership is not currently a party to any material pending legal proceedings. From time to time the Partnership has been and may become a party to ordinary routine litigation incidental to its business. Management believes that the potential liability to the Partnership from any of such proceedings is immaterial.

         In the past, litigation has been filed against the Partnership claiming breach of contract because lots guaranteed in the sales contract as being "high, dry and suitable for building" will not pass current county health department requirements regarding the installation of septic tanks and on-site sewage disposal systems. Management contends this language does not constitute a guarantee of soil conditions for sewer purposes and that even if it did, installation and use of septic tanks on these lots would have been permitted under county regulations in effect prior to August 1976 and that it had no way of knowing that stricter regulations would later be enacted. In the event litigation is filed which results in an unfavorable ruling, possible remedies could include: refunding the purchase price of the lots; building nitrification fields with fill dirt that would allow installation of sewage disposal systems on the lots; providing the litigants with lots that will pass current county health department requirements; and paying monetary damages. If mandated, the cost of such remedial action in the aggregate could be substantial. No provision for this contingent liability has been made in the accompanying financial statements; however, at December 31, 2002, no suits or claims are pending against the Partnership related to this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

     No matters were submitted to a vote of unit holders during Fiscal 2002.

                        [THE REST OF THIS PAGE IS BLANK]

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY MATTERS

         The partnership units are not registered on any exchange, and there are only limited or sporadic quotations on the over-the-counter market for the units. It is not anticipated that there will ever be an active public market for the units.

         As of December 31, 2002 there were 1,943 registered holders of partnership units, including 592 registered holders of an aggregate of 67,129 shares of Corporation common stock which have yet to be exchanged for partnership units. The total number of record holders is not substantially changed from December 31, 2001.

         It is the Partnership's experience that revenues are highly variable and may not be sufficient in future years to cover expenses and necessary capital expenditures and that, in the absence of enhanced prospects for the development as a whole, a bulk sale of assets for cash is extremely difficult to achieve. See Part I, Item 2, "Properties - Boiling Spring Lakes." Absent such a sale, Management believes that the best use of the current cash balance and cash surpluses, if any, generated in future fiscal years is to preserve or improve the overall value of the Partnership's assets by (i) undertaking certain infrastructure and other improvements in the development, (ii) undertaking on a limited scale home construction on lots owned by the Partnership to demonstrate the viability of larger scale building programs, (iii) making certain other real estate-related investments in or near Boiling Spring Lakes, and (iv) keeping expenses as low as possible. Management believes that this plan will, in future years, result in, among other things, an increase in the number of lots sold and a higher average sales price per lot. There can be no assurance, however, that sufficient cash will be generated from operations to successfully implement Management's plan.

         Consistent with such plan and in view of the costs associated with a distribution to all partners, Management believes it would be impractical and imprudent to make a general distribution prior to the sale of all or substantially all of the Partnership's assets, or such time as the Boiling Spring Lakes development, as a whole, has been established to operate at a level sufficient to consistently generate revenues in excess of expenses and capital expenditures. However, from time to time, in accordance with applicable securities laws, the Partnership may utilize excess cash by repurchasing partnership units, although there are currently no plans to do so. Since the amount of excess cash available for such purpose cannot be estimated at this time due to the highly variable nature of the Partnership's cash flow, there can be no assurance as to the number of partnership units which will actually be repurchased, if any such repurchases will, in fact, occur, or the prices at which such repurchases, if any, will be made. As of the date of this Annual Report on Form 10-K, none of the Partnership, the General Partner, or any affiliate of either of the foregoing has made any filing with the Securities and Exchange Commission with respect to any planned repurchases of partnership units.

ITEM 6. Selected Financial Data

         The selected financial data set forth in Tables 5 and 6, below, has been derived from the Partnership's historical audited financial statements. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto.

                     TABLE 5: SELECTED INCOME STATEMENT DATA

                                                         Year Ended December 31,
                                      --------------------------------------------------------------
                                        2002        2001          2000          1999         1998
                                      --------    ---------    ----------    ----------   ----------
Statement of Operations Data:
Revenues:

     Property sales                   $315,864    $ 440,847    $2,835,169    $  555,441    $ 435,046

     Interest income/finance charges     5,399        7,867        10,887         1,250          866

     Other revenue                         379        8,920            --            --           --
                                      --------    ---------    ----------    ----------    ---------

         Total revenue                 321,642      457,634     2,846,056       556,691      435,912

Expenses:

     Direct cost of property sold        8,643       31,757       367,259       163,114      148,013

     SG&A                              311,525      376,384       511,864       494,740      390,604

     Depreciation                        2,571        2,462         2,681         3,144        3,262

     Interest                           10,308        9,801        72,929        81,081       67,817
                                      --------    ---------    ----------    ----------    ---------

        Total expenses                 333,047      420,404       954,733       742,079      609,696
                                      --------    ---------    ----------    ----------    ---------

Operating income (loss)                (11,405)      37,230     1,891,323      (185,388)    (173,784)

Other income, net                        3,766        2,550         3,400         1,266           --
                                      --------    ---------    ----------    ----------    ---------

Income (loss) from continuing
   operations                         $ (7,639)   $  39,780    $1,894,723    $ (184,122)   $(173,784)

Loss from discontinued operations           --      (67,326)     (214,975)     (192,953)    (162,131)
                                      --------    ---------    ----------    ----------    ---------

   Net income (loss)                  $ (7,639)   $ (27,546)   $1,679,748    $ (377,075)   $(335,915)
                                      ========    =========    ==========    ==========    =========

Per Unit Data

Income (loss) from continuing
   operations                         $     --    $    0.02    $     1.04    $    (0.10)   $   (0.10)

Net income (loss)                     $     --    $   (0.02)   $     0.92    $    (0.21)   $   (0.18)

Distributions                           None         None         None          None         None

         Some amounts in Table 5 for prior years are reclassified to conform to the presentation in the current year. Such reclassifications have not resulted in a change in net income or loss.

                      TABLE 6. SELECTED BALANCE SHEET DATA

                                                          At December 31,
                                   --------------------------------------------------------------
                                      2002         2001         2000         1999         1998
                                   ----------   ----------   ----------   ----------   ----------
Cash, prepaid expenses and other
    current assets                 $  320,661   $  312,485   $  242,772   $  134,861   $   82,032

Properties held for sale and
    property and equipment, net       921,485      846,591      855,491      960,480    1,025,256

Total assets                        1,242,146    1,159,076    1,098,263    1,095,341    1,107,288

Accounts payable and accrued
    expenses                          138,657      123,051      222,620    1,875,204    1,633,202

Deposit on contract                   280,245      200,548           --           --           --

Long-term debt                        108,282      112,876      117,454      141,696       18,570

Total liabilities                     527,184      436,475      340,074    2,016,900    1,651,772

Partners' capital (deficit)           714,962      722,601      758,189     (921,559)    (544,484)

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

  - PROPERTY SALES AND REALIZABILITY OF CARRYING VALUE OF PROPERTIES HELD FOR SALE.

         Property sales represent primarily individual building lots sold for cash and the gross sales price of residential houses built or acquired by the Partnership for resale. Land cost included in direct costs of property sold represents the proportionate amount of the total initial project costs, after recorded valuation allowances, based on the sales value of the lot to the total estimated project sales value plus the value per lot of any capital improvements made subsequent to the initial project costs. The Partnership obtains appraisals periodically for the Boiling Spring Lakes property and evaluates the carrying value of the property based on those appraisals. The Partnership does not expect to reduce the carrying value of the properties in the near future.

  - ACCOUNTING FOR SALE OF FOX SQUIRREL/THE LAKES.

         The Partnership closed a sale agreement for Fox Squirrel/The Lakes on March 9, 2001. Under the agreement, the Partnership received $150,000 in cash and a note receivable for $712,500. The note receivable accrues interest at 9.75% per annum, payable monthly, maturing on March 9, 2004. The note receivable is collateralized by a first mortgage on the country club. Since the cash down payment represents less than 25% of the total consideration paid for the assets, the transaction is recorded on the Partnership's financial statements using the deposit method as defined in SFAS No. 66, "Accounting for Sales of Real Estate." The deposit method requires, among other things, that until the total cash received by the Partnership from the down payment and principal payments on the note receivable is at least 25% of the total consideration paid: (a) the sold assets remain on the Partnership's balance sheet as assets held for sale or disposal, (b) cash received from the buyer be shown as a deposit on contract, and (c) payments received from the buyer in respect of the note receivable be treated as an increase in the deposit.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         For the year ended December 31, 2002, revenue from the sale of real estate was $315,864, all of which is attributable to land sales in Boiling Spring Lakes. For the year ended December 31, 2001, revenue from the sale of real estate was $440,847, which is comprised of $420,743 that is attributable to land sales in Boiling Spring Lakes, and $20,104 that is attributable to land sales in Pimlico Plantation, SC.

         With respect to Boiling Spring Lakes, Management attributes the 25% decrease in revenue from land sales principally to weaker demand for buildable residential lots during 2002 as compared to 2001, which, in turn, is due primarily to poorer economic conditions generally.

Revenue from the sale of individual unimproved lots was $250,454 for 2002, compared to $347,832 for 2001. The 28% decrease is due to a smaller number of lots sold during 2002 than during 2001. The number of individual unimproved lots sold during 2002 and 2001 was 19 and 68, respectively, a decrease of 72%. An increase in the average price per lot sold was more than offset by the overall decrease in total lots sold. Revenue from the sale of commercial land for 2002 and 2001 was $65,410 and $0, respectively. Revenue from the sale of other land for 2002 and 2001 was $0 and $72,911, respectively.

         For the year ended December 31, 2002, direct cost of property sold was $8,643, all of which relates to land sold in Boiling Spring Lakes. For the year ended December 31, 2001, direct cost of property sold was to $31,757, of which amount $31,507 relates to land sold in Boiling Spring Lakes and $250 relates to land sold in Pimlico Plantation, SC. With respect to Boiling Spring Lakes, Management attributes the 73% decrease in direct cost of property sold principally to a smaller number of lots sold during 2002 than during 2001.

         Selling, general and administrative expenses for 2002 were $311,525, compared to $376,384 for 2001. Management attributes the 17% decrease principally to lower legal fees, which is due primarily to the conclusion during 2001 of certain litigation and the payment during 2001 of legal fees in connection with the litigation, and that no such legal fees were incurred during 2002; lower general partner's fees, which reflect the fact that following the sale of Fox Squirrel/The Lakes in 2001, the General Partner has had to devote less time to the affairs of the Partnership than in the past; and to lower real estate taxes, which reflect the land sales during 2001.

         Depreciation was $2,571 for 2002, compared to $2,462 in 2001. Management attributes the 4% increase principally to capital expenditures incurred during 2001 and 2002.

         Interest expense was $10,308 for 2002, compared to $9,801 in 2001. Management attributes the 5% increase in interest expense primarily to a slightly higher average amount of interest-bearing liabilities outstanding during 2002 than during 2001.

         For the years ended December 31, 2002 and 2001, other income was $3,766 and $2,550, respectively. Management attributes the 48% increase to higher rental income received in respect of the house owned by the Partnership.

         Fox Squirrel/The Lakes is classified as a discontinued operation. The Partnership's financial results for Fiscal 2002 include none of the operations of Fox Squirrel/The Lakes, since the assets were sold during 2001, and the financial results for Fiscal 2001 reflect the operations of Fox Squirrel/The Lakes only for the period from January 1, 2001 through March 9, 2001, the closing date of the sale. In addition, the results for 2001 include certain post-closing adjustments totaling $4,390, comprised of $1,580 in adjustments to revenue (reflecting a revision to the allocation of revenue made at closing) and $2,810 in adjustments to selling, general and administrative expenses (reflecting a revision to the allocation of expenses made at closing).

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         For the year ended December 31, 2001, revenue from the sale of real estate was $440,847, which is comprised of $420,743 that is attributable to land sales in Boiling Spring Lakes, and $20,104 that is attributable to land sales in Pimlico Plantation, SC. For the year ended December 31, 2000, revenue from the sale of real estate was $2,835,169, all of which is attributable to land sales in Boiling Spring Lakes.

         With respect to Boiling Spring Lakes, Management attributes the 85% decrease principally to the sale of land to The Nature Conservancy in two separate transactions during 2000 as described in Part I, Item 1, "Business of Registrant - Boiling Spring Lakes." Other than from such transactions, revenue from the sale of real estate in Fiscal 2000 was $435,169. Management attributes the 3% decrease in revenue principally to the relative mix of unimproved lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots that are not suitable for on-site septic systems. The Partnership sold a larger number of unimproved lots in 2001 than in 2000, 68 as compared to 55, but the average sales price per lot in 2001 was $5,115, compared to $6,886 for 2000. During the year ended December 31, 2002, the Partnership sold 23 acres of unplatted land for $72,911, compared to only 2 acres of unplatted land for $56,437 during the year ended December 31, 2000. The Partnership's sales of unplatted land are sporadic, highly variable, and largely beyond the Partnership's control. The average sales price per acre of unplatted land varies widely. As such, year-to-year comparisons may not accurately depict the Partnership's on-going real estate operations.

         Selling, general and administrative expenses for 2001 were $376,384, compared to $511,864 in 2000. Management attributes the 26% decrease principally to lower general partner's fees, which reflect the fact that following the sale of Fox Squirrel/The Lakes, the General Partner has had to devote less time to the affairs of the Partnership than in the past; and lower real estate taxes, which reflect the land sales during 2001.

         For the year ended December 31, 2001, direct cost of property sold was to $31,757, of which amount $31,507 relates to land sold in Boiling Spring Lakes and $250 relates to land sold in Pimlico Plantation, SC. For the year ended December 31, 2000, direct cost of property sold was $367,259, all of which relates to land sold in Boiling Spring Lakes. With respect to Boiling Spring Lakes, Management attributes the 91% decrease principally to the sale of land to The Nature Conservancy during 2000.

         Depreciation was $2,462 in 2001, compared to $2,681 in 2000. Management attributes the 8% decrease principally to more assets being fully depreciated in 2001 than in the prior year.

         Interest expense was $9,801 in 2001, compared to $72,929 in 2000. Management attributes the 87% decrease in interest expense primarily to a lower average outstanding balance of indebtedness during 2001 to the General Partner and its affiliates. The General Partner and its affiliates charge the Partnership interest on accrued but unpaid expenses.

         Fox Squirrel/The Lakes is classified as a discontinued operation. The Partnership's financial results for Fiscal 2001 reflect the operations of Fox Squirrel/The Lakes only for the period from January 1, 2001 through March 9, 2001, the closing date of the sale. In addition, the results for 2001 include certain post-closing adjustments totaling $4,390, comprised of $1,580 in adjustments to revenue (reflecting a revision to the allocation of revenue made at closing) and $2,810 in adjustments to selling, general and administrative expenses (reflecting a revision to the allocation of expenses made at closing). As a result, the Partnership's financial results for 2001 reflect operations of Fox Squirrel/The Lakes for a significantly shorter period of time than do the results for 2000. For Fiscal 2001 and 2000, revenues and expenses for Fox Squirrel/The Lakes are set forth in Table 7, below.

                                    TABLE 7:
               FOX SQUIRREL COUNTRY CLUB / THE LAKES COUNTRY CLUB
                SUMMARY OF REVENUES AND EXPENSES - 2001 AND 2000

                                           For the 12 Months Ended Dec. 31,
                                           --------------------------------
                                                2001             2000
                                             ---------         ---------
Revenue                                      $  32,511         $ 332,462

Expenses:

    Direct costs of revenue                      5,911            37,759

    Selling, general and administrative         82,670           392,106

    Depreciation                                 9,965            55,528

    Interest, net                                1,291            62,044
                                             ---------         ---------
         Total expenses                         99,837           547,437
                                             ---------         ---------
Loss from discontinued operations            $ (67,326)        $(214,975)
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

         The Partnership finances construction of houses for sale on lots owned by the Partnership with construction loans obtained through a line of credit established with a local bank. From time to time, the bank will make payments to the contractor for work performed, increasing the amount of the construction loan and decreasing by the same amount the total available for future borrowing under the line of credit. Borrowing under the line of credit in respect of any house is repaid at closing of the sale. Under the terms of the line of credit, if the house is unsold at the time of its completion, interest will accrue for up to one year after the date of the first draw, after which time the construction loan converts to a fixed-rate loan. At any given time, the Partnership has not had more than one construction loan outstanding, with a maximum balance, including accrued interest, not exceeding $110,000, and has generally succeeded in selling the house and lot on which it stands prior to the completion of construction. The Partnership did not construct or begin construction on any house for sale during either 2001 or 2002, and so no lines of credit were utilized and no debt incurred in connection with any such construction during those years. In 2003 and subsequent years, depending upon market conditions and other factors, the Partnership may seek to have up to two such loans outstanding at any given time and the maximum amount of any loan is not expected to exceed $120,000.

         In March 1999, the Partnership borrowed $120,000 from a local financial institution to finance the purchase of an improved residential lot. The Partnership has leased the property to third parties for terms generally of one year while making monthly payments on the financing. Management expects to continue leasing the property for the foreseeable future but may elect to sell the property, at which time the remaining balance on the financing will be repaid. As of December 31, 2002, the unpaid principal on such financing was $108,282.

         During Fiscal 2002, the Partnership used $8,409 of cash in operating activities, compared to $10,366 of cash used in operating activities during 2001. Management attributes the 19% decrease principally to the payment of certain accrued expenses in respect of 2002.

         Cash used in investing activities was $6,410 in Fiscal 2002, compared to $165,264 of cash provided in Fiscal 2001. The amount for 2002 includes $79,697 received from WW-Golf in principal and interest paid on the Promissory Note. The amount for 2001 includes $209,773 received from WW-Golf as part of the consideration for the sale of Fox Squirrel/The Lakes. Management attributes the change in cash provided by (used in) investing activities to the receipt during 2001 of $150,000 of the initial down payment from WW-Golf in the transaction involving Fox Squirrel/The Lakes.

         Cash provided by financing activities in Fiscal 2002 was $19,750, compared to $81,918 of cash used in 2001. Management attributes the change in cash provided by (used in) financing activities principally to the timing of payments of accrued expenses to affiliates.

         During Fiscal 2003 Management expects capital expenditures to include approximately $20,000 to complete repairs being made to a dam, the maintenance of which is the Partnership's responsibility, and up to approximately $40,000 to improve certain roads within the development. Such capital expenditures are expected to be funded from existing cash balances. Other capital projects may be undertaken, depending upon, among other factors, the Partnership's cash position and Management's expectations of return on investment.

IMPACT OF INFLATION

         Generally, demand for real estate is adversely affected by increases in interest rates. To the extent that a significant increase in the rate of inflation leads to a significant increase in interest rates, the Partnership's ability to sell real estate may be significantly adversely affected.

         Inflation has had only a minor impact on the Partnership's operations during the fiscal years ended December 31, 2002, 2001 and 2000. Moderate increases in costs and expenses incurred as a result of inflation have, Management believes, largely been offset by moderate increases in the sales prices of land sold.

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

         At December 31, 2002, the Partnership had cash of $301,924, substantially all of which is deposited in interest-bearing accounts at a local financial institution, and owed $108,282 to that same institution in the form of long-term debt secured by a mortgage on an improved residential lot purchased in 1999. The interest rate earned on the cash balance is variable. The interest rate on the outstanding principal amount of the loan is fixed at 8.65%. Had the average level of interest rates during 2002 been higher or lower by 100 basis points or one percent (1%), the Partnership would have earned approximately $3,000 more or less, respectively, on its cash balances. Since the interest rate on the Partnership's outstanding debt is fixed, there would have been no change in interest expense.

         The fair value of the Partnership's long-term debt has been estimated by discounting the future cash flows using the current rates offered for debt issues with similar characteristics. In particular, the Partnership has been advised by its lender that the interest rate on a 15-year fixed rate mortgage in Brunswick County, North Carolina generally as of December 31, 2002 was 6.75%. Based on such 6.75% borrowing rate, at December 31, 2002, the fair value of the Partnership's long-term debt is $112,347, compared to the carrying value of $108,282.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Part III, Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K," for response to this item.

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

                        [THE REST OF THIS PAGE IS BLANK]

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF GENERAL PARTNER

                                                                         Period of Service as
             Name                                Age                   General Partner Commenced
-------------------------------                 ----                   --------------------------
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

INDEMNIFICATION OF EXECUTIVE OFFICERS

         None.

ITEM 11. EXECUTIVE COMPENSATION

         The total compensation paid to the General Partner during each of the last three fiscal years is set forth in Table 8, below.

                       TABLE 8: SUMMARY COMPENSATION TABLE

                                                        General
                                                       Partner's
       Name and Position               Year                Fee
--------------------------------       ----            ---------
Grace Property Management, Inc.,       2002            $  80,000
     General Partner

                                       2001               90,000

                                       2000              161,250

         Prior to Fiscal 2000, except for $25,000 paid in April 1990, the Partnership had not paid the General Partner its general partner's fee since January 1986, although they have been provided for in the Partnership's financial statements. During Fiscal 2000, the Partnership paid to the General Partner $1,018,500, representing unpaid general partner's fees through June 30, 2000. During 2001, the Partnership paid to the General Partner $143,750, representing unpaid general partner's fees from July 1, 2000 through September 30, 2001. During 2002, the Partnership paid to the General Partner $60,000, representing unpaid general partner's fees from October 1, 2001 through June 30, 2002. As of December 31, 2002, general partner's fees accrued but not paid to Grace Property Management totaled $40,000. The Partnership has no ongoing plan or arrangement with respect to future remuneration to Grace Property Management other than to accrue interest (at an annual rate of 10%, compounded quarterly) on the unpaid balance when cash flow is insufficient to pay general partner's fees.

         As of December 31, 2002, the Partnership had a group life insurance plan in place covering the full-time employees of the Partnership located in Boiling Spring Lakes. The Partnership has no pension or profit sharing plan but does provide for incentive bonus compensation to its employees for meeting or exceeding predesignated budget targets. The Partnership has no options, warrants, or appreciation rights outstanding. No Management person is indebted to the Partnership. Other than for accrued vacation and accrued travel and other expenses, the Partnership is not indebted to any of its employees.

         See Item 13, "Certain Relationships and Related Transactions," for payments of interest on accrued and unpaid general partner's fees paid to the General Partner, and for other payments made to affiliates of the General Partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 2002, the Partnership has 1,812,062 partnership units issued and outstanding. Information with respect to the principal holders of record known to the Partnership to beneficially own more than five percent (5%) of the outstanding voting securities is set forth in Table 9, below.

                           TABLE 9: SECURITY OWNERSHIP
                   OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Name and Address                             Amount and Nature                        Percent of
   of Beneficial Owner                         of Beneficial Ownership                       Class
-------------------------                -------------------------------------             -----------
Estate of Oliver R. Grace                421,680 units are owned by the Estate               23.1%
c/o Lorraine G. Grace,                   of Oliver R. Grace, Mr. Grace's widow
    Executrix                            and a company he formerly controlled
14 East 90th Street
New York, NY 10128

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For fiscal years 2002, 2001, and 2000, the General Partner and its affiliates charged the Partnership for general partner's fees, legal services, office space used by various members of the Partnership's management, and interest on unpaid balances at an annual rate of 10%, compounded quarterly, as set forth in Table 10, below (see Item 11, "Executive Compensation"). All of such charges have been provided for in the Partnership's financial statements.

             TABLE 10: CHARGES BY GENERAL PARTNER AND ITS AFFILIATES

                                2002       2001       2000
                              --------   --------   --------
General Partner's fee         $ 80,000   $ 90,000   $161,250

Legal services                      --      4,500     13,500

Rent for office space           15,000     15,000     15,000

Consulting fees                    337      3,982    240,000

Interest on unpaid balances        594      3,254    141,245

         Amounts paid by the Partnership to the General Partner and its affiliates during 2002 reflect amounts previously accrued and unpaid and are $11,250 for rent and $60,000 for general partner's fees. In addition, an affiliate of the General Partner was paid $337 for consulting fees in connection with the sale of Fox Squirrel/The Lakes, as further described later in this section. At December 31, 2002, amounts accrued and unpaid to the General Partner and its affiliates are $7,500 for rent, $40,000 for general partner's fees, and $594 for interest, all of which amounts will be paid by the end of the First Quarter of Fiscal 2003.

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

         In connection with the sale of the assets of Fox Squirrel/The Lakes in March 2001, an affiliate of the General Partner was paid consulting fees of $3,750 at closing. The Partnership made further payments of consulting fees to such affiliate equal to 2 1/2% of the principal payments received in respect of the promissory note issued by WW-Golf to the Partnership, as and when such principal payments were collected by the Partnership. During 2002 and 2001, such additional consulting fee payments totaled $337 and $232, respectively. Assuming that all future payments of principal on the promissory note are received in a timely manner, the Partnership will pay additional consulting fees to such affiliate of $370 in Fiscal 2003, and $16,873 in Fiscal 2004. During the First Quarter of Fiscal 2003, the Partnership paid consulting fees totaling $89.

         Except for the preceding items, there were no transactions between Management (or the immediate families of Management) and the Partnership during the fiscal year ended December 31, 2002 or thereafter. Further, there were no other related party transactions and there existed no indebtedness to the Partnership from Management (or any member of the immediate family of Management).

ITEM 14. CONTROLS AND PROCEDURES

         Within 90 days prior to the filing date of this annual report on Form 10-K, the General Partner, under the direction of John S. Grace and Davis P. Stowell, President and Vice President, respectively, of the General Partner (since the Partnership has no executive officers, Messrs. Grace and Stowell carry out the responsibilities of the chief executive officer and chief financial officer, respectively, of the Partnership), carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, Messrs. Grace and Stowell concluded that the Partnership's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Partnership's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the

Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date that evaluation was carried out.

                        [THE REST OF THIS PAGE IS BLANK]

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The documents filed as part of this report are listed in the Index to Financial Statements and Supplemental Schedules set forth in Table 11, below.

                    TABLE 11: INDEX TO FINANCIAL STATEMENTS
                           AND SUPPLEMENTAL SCHEDULES

                               Document                                                     Page
---------------------------------------------------------------------------                ------
The following financial information is contained within Exhibit 1, "Audited
Financial Statements":

       Report of Independent Accountants                                                    F-1

       Balance Sheets as of December 31, 2002 and 2001                                      F-2

       Statements of Operations for the years ended
          December 31, 2002, 2001 and 2000                                                  F-3

       Statements of Partners' Capital/(Deficit) for the
          years ended December 31, 2002, 2001 and 2000                                      F-4

       Statements of Cash Flows for the years
          ended December 31, 2002, 2001 and 2000                                            F-5

       Notes to Financial Statements                                                       F-6-13

Report of Independent Accountants on Supplemental Schedules                                  55

Valuation and Qualifying Accounts                                                            56

Real Estate and Accumulated Depreciation                                                     57

         All other required supplemental financial schedules are either contained within the notes to the financial statements or are not applicable.

REPORTS ON FORM 8-K

         No current reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2002.

INDEX TO EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         A complete listing of exhibits, including those incorporated by reference, is shown on Table 12, below. All other exhibits or financial statement schedules are not applicable.

                           TABLE 12: LIST OF EXHIBITS

Exhibit No.                 Description of Exhibit                                          Page
-----------                 ----------------------                                          ----
3.1      The Limited Partnership Agreement of Reeves Telecom Associates                     [a]
         sets forth the rights of unit holders. Such agreement was filed as
         Exhibit B to Amendment No.2 to the Partnership's
         Registration Statement on Form S-14 dated March 28, 1980
         (Registration No.2-66452).

10.1     Purchase Agreement I between the Partnership, as seller, and                       [a]
         The Nature Conservancy, as purchaser, dated May 1, 2000 relating to the sale of tracts of wetlands and woodlands. Such agreement was filed as part of Form 8-K filed on June 21, 2000.

10.2     Purchase Agreement II between the Partnership, as seller, and The                  [a]
         Nature Conservancy, as purchaser, dated May 1, 2000 relating to the sale of certain individual lots and certain land suitable for commercial development. Such agreement was filed as part of
         Form 8-K filed on June 21, 2000.

10.3     Purchase and Sale Agreement between the Partnership, as seller,                    [a]
         and WW-Golf & Services, LLC, as purchaser, dated October 18,
         2000 relating to the sale of the assets of Fox Squirrel Country
         Club, with exhibits. Such agreement was filed as Exhibit 10.1 to
         Form 10-Q filed on November 14, 2000.

10.4     Amendments No. 1 through 7 to the Purchase and Sale Agreement                      [a]
         relating to the sale of the assets of Fox Squirrel Country Club.
         Such amendments were filed as Exhibit 10.4 to Form 10-K filed on
         March 29, 2001.

10.5     Loan Agreement between the Partnership, as lender, and WW-Golf &                   [a]
         Services, LLC, as borrower, dated March 9, 2001. Such agreement was filed as Exhibit 10.5 to Form 10-K filed on March 29, 2001.

10.6     Promissory Note dated March 9, 2001, issued by WW-Golf &                           [a]
         Services, LLC to the Partnership in connection with the sale of the assets of Fox Squirrel Country Club. Such note was filed as Exhibit
         10.6 to Form 10-K filed on March 29, 2001.

Exhibit No.                 Description of Exhibit                                          Page
-----------                 ----------------------                                          ----
10.7     Indemnification Agreement dated March 9, 2001 between the                          [a]
         Partnership and WW-Golf & Services, LLC to the Partnership issued in connection with the sale of the assets of Fox Squirrel Country Club.
         Such agreement was filed as Exhibit 10.7 to Form 10-K filed on
         March 29, 2001.

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

99.2     The Robert C. Cantwell IV, MAI appraisal of the Boiling Spring                     [a]
         Lakes property dated September 10, 1993. Such appraisal was filed as an exhibit to Form 10-K for September 30, 1993.

99.3     The Robert C. Cantwell IV, MAI appraisal of the Boiling Spring                     [a]
         Lakes property dated July 10, 1995. Such appraisal was filed as
         Exhibit 3 to Form 10-K for December 31, 1995.

99.4     P - The Robert C. Cantwell IV, MAI appraisal of the Boiling                        [a]
         Spring Lakes property dated September 1, 1998. Such appraisal was filed as a paper exhibit to Form 10-Q for September 30,
         1998 pursuant to a continuing hardship exemption as provided in
         Rule 202 of Regulation S-T.

99.5     The Robert C. Cantwell IV, MAI appraisal of the Boiling Spring                     [a]
         Lakes property dated as of December 31, 2000. Such appraisal was filed as Exhibit 99.5 to Form 10-K filed on March 29, 2001.

NOTES:
[a] Incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       REEVES TELECOM LIMITED PARTNERSHIP

            Signatures                     Title                    Date
By: Grace Property Management, Inc.    General Partner         March 26, 2003

By: /s/ JOHN S. GRACE
    -----------------------
    John S. Grace
    President

                        [THE REST OF THIS PAGE IS BLANK]

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, John S. Grace, certify that:

1. I have reviewed this annual report on Form 10-K of Reeves Telecom Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual reports (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes to internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003                          /s/ JOHN S. GRACE
                                              --------------------------------
                                              John S. Grace
                                              President of
                                              Grace Property Management, Inc.,
                                              General Partner
                                              Principal Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Davis P. Stowell, certify that:

1. I have reviewed this annual report on Form 10-K of Reeves Telecom Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual reports (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes to internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003                          /s/ DAVIS P. STOWELL
                                              ---------------------------------
                                              Davis P. Stowell
                                              Vice President of
                                              Grace Property Management, Inc.,
                                              General Partner

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES

To the Partners of
Reeves Telecom Limited Partnership:

Our audits of the financial statements referred to in our report dated February 20, 2003, and appearing on page F-1 of this Form 10-K, also included an audit of the financial statement schedules listed in Item 15 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
February 20, 2003

REEVES TELECOM
LIMITED PARTNERSHIP
FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

REEVES TELECOM LIMITED PARTNERSHIP
INDEX

                                                                                         PAGE(S)
                                                                                         -------
Report of Independent Accountants                                                          1

Financial Statements:

   Balance Sheets as of December 31, 2002 and 2001                                         2

   Statements of Operations for the years ended December 31, 2002, 2001 and 2000           3

   Statements of Partners' Capital/(Deficit) for the years ended December 31, 2002,
     2001 and 2000                                                                         4

   Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000           5

   Notes to Financial Statements                                                         6 - 13

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Reeves Telecom Limited Partnership:

In our opinion, the accompanying balance sheets and the related statements of operations, of partners' capital (deficit), and of cash flows present fairly, in all material respects, the financial position of Reeves Telecom Limited Partnership (the "Partnership") at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 12 to the financial statements, the cash generated from individual lot sales may not be sufficient to meet future operating costs, debt service and other cash requirements and raises substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments relating to the recoverability of reported asset amounts or the amounts of liabilities that might result should the Partnership be unable to continue as a going concern.

/s/ PricewaterhouseCoopers LLP
February 20, 2003
Raleigh, North Carolina

REEVES TELECOM LIMITED PARTNERSHIP
BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

                                                                        2002         2001
                                                                     ----------   ----------
                          ASSETS
Cash                                                                 $  301,924   $  296,993
Prepaid expenses and other current assets                                18,737       15,492
Properties held for sale and property and equipment:
  Properties held for sale                                              354,009      346,011
  Sales property and equipment, net                                     124,889       57,993
  County club property and equipment, net                               442,587      442,587
                                                                     ----------   ----------
    Total properties held for sale and property and equipment, net      921,485      846,591
                                                                     ----------   ----------

      Total assets                                                   $1,242,146   $1,159,076
                                                                     ==========   ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses                                $   83,895   $   92,633
Accrued expenses, affiliates                                             54,762       30,418
Deposit on contract, net                                                280,245      200,548
Long-term debt                                                          108,282      112,876
                                                                     ----------   ----------
    Total liabilities                                                   527,184      436,475

Commitments and contingencies

Partners' capital - issued and outstanding 1,812,062
  units at December 31, 2002 and 2001                                   714,962      722,601
                                                                     ----------   ----------

      Total liabilities and partners' capital                        $1,242,146   $1,159,076
                                                                     ==========   ==========

   The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                     2002           2001           2000
                                                  ----------     ----------    -----------
Revenues:
  Property sales                                  $  315,864     $  440,847    $ 2,835,169
  Interest income and finance charges                  5,399          7,867         10,887
  Other revenue                                          379          8,920              -
                                                  ----------     ----------    -----------
                                                     321,642        457,634      2,846,056
                                                  ----------     ----------    -----------

Expenses:
  Direct costs of property sold                        8,643         31,757        367,259
  Selling, general and administrative expenses       311,525        376,384        511,864
  Depreciation                                         2,571          2,462          2,681
  Interest                                            10,308          9,801         72,929
                                                  ----------     ----------    -----------
                                                     333,047        420,404        954,733
                                                  ----------     ----------    -----------

    Operating income (loss)                          (11,405)        37,230      1,891,323

Rental income                                          3,766          2,550          3,400
                                                  ----------     ----------    -----------

    Income (loss) from continuing operations          (7,639)        39,780      1,894,723

Loss from discontinued operations                          -        (67,326)      (214,975)
                                                  ----------     ----------    -----------

    Net income (loss)                             $   (7,639)    $  (27,546)   $ 1,679,748
                                                  ==========     ==========    ===========

Income per partnership unit from
  continuing operations                           $        -     $     0.02    $      1.04
                                                  ==========     ==========    ===========

Income (loss) per partnership unit                $        -     $    (0.02)   $      0.92
                                                  ==========     ==========    ===========

Weighted average partnership units outstanding     1,812,062      1,814,070      1,828,148
                                                  ==========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' CAPITAL/(DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                       2002           2001           2000
                                                    ----------     ----------     ----------
Partners' capital (deficit) at beginning of year    $  722,601     $  758,189     $ (921,559)

Repurchase of partnership units                              -         (8,042)             -
Net income (loss)                                       (7,639)       (27,546)     1,679,748
                                                    ----------     ----------     ----------

Partners' capital at end of year                    $  714,962     $  722,601     $  758,189
                                                    ==========     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                    2002          2001          2000
                                                                ---------      ---------    -----------
Cash flows from operating activities:
  Net income (loss)                                             $  (7,639)     $ (27,546)   $ 1,679,748
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation                                                    2,571         12,427         58,209
    Loss on sale of equipment                                           -              -            779
    Provision for loss on property held for sale                        -          3,585          9,715
    Change in assets and liabilities:
      Prepaid and other assets                                     (3,245)         3,297        (13,882)
      Property held for sale, net                                   8,642         28,172        104,651
      Accounts payable and accrued expenses                        (8,738)       (30,271)        20,694
                                                                ---------      ---------    -----------
        Net cash provided by (used in) operating activities        (8,409)       (10,336)     1,859,914
                                                                ---------      ---------    -----------

Cash flows from investing activities:
  Purchase of land improvements and equipment                     (86,107)       (35,284)       (68,365)
  Receipt of deposit on contract                                   79,697        209,773              -
  Transaction costs related to the sale of the country club             -         (9,225)             -
                                                                ---------      ---------    -----------
        Net cash provided by (used in) investing activities        (6,410)       165,264        (68,365)
                                                                ---------      ---------    -----------

Cash flows from financing activities:
  Repurchase of partnership units                                       -         (8,042)             -
  Repayment of long-term debt                                      (4,594)        (4,578)       (24,242)
  Increase (decrease) in accrued expenses, affiliates              24,344        (69,298)    (1,673,278)
                                                                ---------      ---------    -----------
        Net cash provided by (used in) financing activities        19,750        (81,918)    (1,697,520)
                                                                ---------      ---------    -----------

Net increase in cash                                                4,931         73,010         94,029

Cash at beginning of year                                         296,993        223,983        129,954
                                                                ---------      ---------    -----------

Cash at end of year                                             $ 301,924      $ 296,993    $   223,983
                                                                =========      =========    ===========

Supplemental information:
  Interest paid                                                 $   9,714      $  16,761    $   723,755
                                                                =========      =========    ===========

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

         Remaining assets relate primarily to land held for sale and cash, generated primarily from the sale of timber, real estate and operation of a golf club (Note 3). During the first quarter of 2001, the Partnership sold the golf club (Note 13). The Partnership intends to continue to sell lots in the normal course of business as a plan of liquidation and, while no assurances can be given, the Partnership believes the carrying value of the remaining lots is less than their net realizable value. Should the Partnership change its plans from the current longer-term liquidation approach to a bulk sale and/or abandonment, the net amount realized could be less than the carrying value, which could result in liabilities exceeding the Partnership's assets.

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

         The Partnership assesses the realizability of the carrying value of its properties held for sale and related buildings and equipment whenever events or changes in circumstance indicate that an impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets".

         CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions and money market accounts with maturities of less than ninety days at the date of purchase. Cash equivalents are stated at cost, which approximates market value.

         CONCENTRATIONS

         The Partnership's cash is placed in a major domestic bank. At December 31, 2002, the amounts on deposit exceeded the FDIC insurance limit by approximately $225,000.

         ADVERTISING COSTS

         Advertising costs of $17,817, $19,570 and $33,018 were expensed as incurred during the years ended December 31, 2002, 2001 and 2000, respectively.

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

3.       PROPERTIES HELD FOR SALE AND PROPERTY AND EQUIPMENT

         During December 2000, the Partnership obtained an appraisal of the properties held for sale and the country club. Based upon the appraisal, the valuation allowance established in previous years was considered adequate.

         A summary of properties held for sale and property and equipment at December 31, 2002 and 2001 is as follows:

                                                      2002       2001
                                                    --------   --------
Properties held for sale:
  Boiling Springs Lakes land held for sale          $791,526   $787,671
  Pimlico Plantation lots                                250        250
  Residential house held for sale                    158,260    158,260
                                                    --------   --------
                                                     950,036    946,181

  Less valuation allowance                           596,027    600,170
                                                    --------   --------
    Total properties held for sale                   354,009    346,011
                                                    --------   --------

Sales property and equipment:
  Land and land improvements                         125,863     59,895
  Buildings                                           49,844     46,958
  Equipment                                            6,895      6,282
                                                    --------   --------
                                                     182,602    113,135

  Less accumulated depreciation                       57,713     55,142
                                                    --------   --------
    Total sales property and equipment, net          124,889     57,993
                                                    --------   --------

County club property and equipment:
  Land and land improvements                         410,555    410,555
  Buildings                                          250,129    250,129
  Equipment                                          317,353    317,353
                                                    --------   --------
                                                     978,037    978,037

  Less accumulated depreciation                      535,450    535,450
                                                    --------   --------
   Total county club property and equipment, net     442,587    442,587
                                                    --------   --------

Total properties held for sale and property
  and equipment, net                                $921,485   $846,591
                                                    ========   ========

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

4.       ACCRUED EXPENSES, AFFILIATES

         A summary of accrued expenses owed to affiliates at December 31, 2002 and 2001 is as follows:

                                     2002       2001
                                    ------     ------
General partner fees               $ 40,000   $ 20,000
Rent                                  7,500      3,750
Interest                                594          -
Fees to a former general partner      6,668      6,668
                                   --------   --------
                                   $ 54,762   $ 30,418
                                   ========   ========

         General Partner's fees represent amounts owed to the General Partner. Rent represents amounts owed to certain affiliates of the General Partner. From time to time the General Partner and its affiliates charge the Partnership interest on amounts owed to them by the Partnership, which interest is accrued by the Partnership as being owed to such entities. See Note 6 for additional information regarding related party transactions.

5.       LONG-TERM DEBT

         Long-term debt at December 31, 2002 and 2001 consists of the following:

                                                                2002      2001
                                                               ------    ------
8.65% note payable in monthly installments of $1,193,
  including interest, maturing March 27, 2005. Collaterized
  by property with a net book value of $130,000 at
  December 31, 2002 and 2001                                 $ 108,282  $ 112,876
                                                             =========  =========

         Principal maturities of long-term debt for the years subsequent to December 31, 2002 are as follows:


2003                              $  5,138
2004                                 5,601
2005                                97,543
                                 ---------
                                  $108,282
                                 =========

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

6.       RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates charged the Partnership for services and office space for the years ended December 31, 2002, 2001 and 2000 as follows:

                         2002       2001       2000
                       --------   --------   --------
General Partner fees   $ 80,000   $ 90,000   $161,250
Legal fees                    -      4,500     13,500
Office space             15,000     15,000     15,000
Consulting fees             337      3,982    240,000
Interest at 10%             594      3,254    141,245
                       --------   --------   --------
                       $ 95,931   $116,736   $570,995
                       ========   ========   ========

7.       LITIGATION

         In the past, litigation has been filed against the Partnership claiming breach of contract because lots guaranteed in the sales contract as being "high, dry and suitable for building" will not pass current county health department requirements regarding the installation of septic tanks and on-site sewage disposal systems. Management contends this language does not constitute a guarantee of soil conditions for sewer purposes and that even if it did, installation and use of septic tanks on these lots would have been permitted under county regulations in effect prior to August 1976 and that it had no way of knowing that stricter regulations would later be enacted. In the event litigation is filed which results in an unfavorable ruling, possible remedies could include: refunding the purchase price of the lots; building nitrification fields with fill dirt that would allow installation of sewage disposal systems on the lots; providing the litigants with lots that will pass current county health department requirements; and paying monetary damages. If mandated, the cost of such remedial action in the aggregate could be substantial. No provision for this contingent liability has been made in the accompanying financial statements; however, at December 31, 2002 no suits or claims are pending against the Partnership related to this matter.

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

         Equipment rental and lease expense for the years ending December 31, 2002, 2001 and 2000 was $0, $6,894 and $38,305, respectively.

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

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

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

         LONG-TERM DEBT

         The fair value of long-term debt has been estimated by discounting the future cash flows using the current rates offered for debt issues with similar characteristics. Based on the borrowing rates available to the Partnership at December 31, 2002 and 2001, the fair value of long-term debt is $112,347 and $115,411, respectively, compared to the carrying value of $108,282 and $112,876, respectively.

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

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

         The Partnership operates two business segments: property sales and a country club. Revenues and direct costs are separately stated in the financial statements. Substantially all revenues during the years ended December 31, 2002, 2001 and 2000 for both segments have been generated in the state of North Carolina; the exception to the foregoing is $20,105 in revenue from property sales in 2001 generated in the state of South Carolina. Operating income (loss), net income (loss), depreciation, identifiable assets and capital expenditures by business segment are summarized as follows:

                               2002           2001           2000
                           -----------    -----------    -----------
Operating income (loss):
  Property sales           $   (11,405)   $    37,230    $ 1,891,323
  Country Club                       -        (67,326)      (214,975)
                           -----------    -----------    -----------

       Total               $   (11,405)   $   (30,096)   $ 1,676,348
                           ===========    ===========    ===========

Net income (loss):
  Property sales           $    (7,639)   $    39,780    $ 1,894,723
  Country Club                       -        (67,326)      (214,975)
                           -----------    -----------    -----------

       Total               $    (7,639)   $   (27,546)   $ 1,679,748
                           ===========    ===========    ===========

Depreciation:
  Property sales           $     2,571    $     2,462    $     2,681
  Country Club                       -          9,965         55,528
                           -----------    -----------    -----------

       Total               $     2,571    $    12,427    $    58,209
                           ===========    ===========    ===========

Identifiable assets:
  Property sales           $   780,822    $   700,997    $   616,929
  Country Club                 461,324        458,079        481,334
                           -----------    -----------    -----------

       Total               $ 1,242,146    $ 1,159,076    $ 1,098,263
                           ===========    ===========    ===========

Capital expenditures:
  Property sales           $    86,107    $    35,284    $    52,779
  Country Club                       -              -         15,586
                           -----------    -----------    -----------

       Total               $    86,107    $    35,284    $    68,365
                           ===========    ===========    ===========

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

12.      LIQUIDITY AND GOING CONCERN ISSUES

         Cash generated from individual lot sales may not be sufficient to meet future operating costs, debt service and other cash requirements. If the Partnership's cash flow is less than management's expectations, capital programs presently planned may be either postponed, scaled back, or eliminated, and certain operating expenditures may be either deferred or, in the case of payments to affiliates of the General Partner, accrued. Despite such contingency plans by management, the above mentioned factors indicate that the Partnership may be unable to continue in existence while attempting to complete the sale and liquidation of the Partnership's remaining assets. The Partnership intends to continue to sell lots in the normal course of business as a plan of liquidation and, while no assurances can be given, the Partnership believes the carrying value of the remaining lots is less than their net realizable value. Should the Partnership change its plans from the current longer-term liquidation approach to a bulk sale and/or abandonment, the net amount realized could be less than the carrying value, which could result in liabilities exceeding the Partnership's assets. The financial statements have been prepared assuming the Partnership will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of reported asset amounts or the amounts of liabilities that might result should the Partnership be unable to continue as a going concern.

13.      DISPOSAL OF BUSINESS SEGMENT

         The Partnership closed a sale agreement for Fox Squirrel Country Club on March 9, 2001. Under the agreement, the Partnership received $150,000 in cash and a note for $712,500. The note accrues interest at 9.75% per annum, payable monthly, maturing on March 9, 2004. The note is collateralized by a first mortgage on the country club. Since the cash down payment represents less than 25% of the total consideration paid for the assets, the transaction is recorded on the Partnership's financial statements using the deposit method as defined in SFAS No. 66 "Accounting for Sales of Real Estate". The deposit method requires, among other things, that until the total cash received by the Partnership from the down payment and principal payments on the note receivable is at least 25% of the total consideration paid: (a) the sold assets remain on the Partnership's balance sheet as assets held for sale or disposal, (b) cash received from the buyer be shown as a deposit on contract, and (c) payments received from the buyer in respect of notes receivable be treated as an increase in the deposit. At December 31, 2002 and 2001 the assets held by the Partnership covered by the agreement were held at a net book value of approximately $443,000. The operations of Fox Squirrel Country Club through March 9, 2001 are recorded as discontinued operations.

         Country Club revenues were $32,511 and $332,462 for the years ended December 31, 2001 and 2000, respectively.

         The promissory note maturity date may be extended if the Partnership has not completed remediation of certain environmental contamination from an underground storage tank formerly located on the golf club grounds. The Partnership believes that all necessary remediation work has been completed as of December 31, 2001, although the North Carolina Department of Environment and Natural Resources ("NCDENR") has required the Partnership to continue monitoring and testing the subsurface groundwater. The results of tests conducted during 2002 and the first two months of 2003 show that detectable concentrations of hydrocarbon contamination are substantially below standards. As a result, the Partnership is waiting for a closure letter from NCDENR, although it is possible that NCDENR may require the Partnership to conduct further monitoring and testing.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                              Additions
                                  Balance at  Charged to              Changes   Balance at
                                  Beginning   Costs and                 Add       End of
         Description              of Period   Expenses   Deductions  (Deduct)     Period
--------------------------       ----------  ---------  -----------  --------   ---------
For year ended Dec. 31, 2002
   RE valuation allowance         $  600,170    $   --    $    4,143    $--      $596,027

For year ended Dec. 31, 2001
   RE valuation allowance            603,040     3,586         6,456     --       600,170

For year ended Dec. 31, 2000
   RE valuation allowance          1,871,053     9,715     1,277,728     --       603,040


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

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                                                      Life Upon
                                                                                                                        Which
                                                              Cost        Gross                                      Depreciation
                                                           Capitalized    Amount   Accum-                             in Latest
                                             Initial Cost  Subsequent    Carried   ulated                              Income
                                   Encum-         to           to         at End   Deprec-      Net       Date of    Statement is
           Description             brances   Partnership   Acquisition  of Period  iation   Book Value  Acquisition    Computed
          ------------            --------   -----------  ------------  --------- -------  -----------  -----------  ------------
Boiling Spring Lakes, NC:

   Building lots and land         $      --    $666,940     $124,589     $791,529    $--     $791,529      May 1980      N/A

   Improved lot held for resale     108,282     130,047       28,213      158,260     --      158,260    April 1999      N/A
                                  ---------    --------     --------     --------   -----    --------
   Subtotal                         108,282     796,987      152,802      949,789     --      949,789                    N/A

Pimlico Plantation, SC:

    Building lots and land               --         250           --          250     --          250      May 1980      N/A
                                  ----------   --------      --------    --------   -----    --------
Total at December 31, 2002        $108,2820    $797,237      $152,802    $950,039    $--     $950,039
                                  ==========   ========     =========    ========   =====    ========

NOTES:

1. All building lots and land held for sale are unimproved.

2. The amounts shown for Boiling Spring Lakes do not reflect valuation allowance of $596,027 at December 31, 2002. See Schedule II, "Valuation and Qualifying Accounts." The valuation allowance, established in previous years to reduce the carrying value of the Partnership's land in Boiling Spring Lakes to approximate market value, is reviewed from time to time to determine its adequacy and is reduced as land is sold.

     RECONCILIATION OF GROSS AND NET BOOK VALUE AND ACCUMULATED DEPRECIATION

                                    Gross      Accumulated       Net
                                  Book Value   Depreciation   Book Value
                                  ----------  --------------  ----------
Year Ended December 31, 2002
----------------------------
Balance at beginning of period    $  946,181       $--        $  946,181

Additions during period:

   Acquisitions                           --        --                --

   Improvements                       16,641        --            16,641

Deductions during period:

   Cost of real estate sold           12,783        --            12,783
                                  ----------    --------       ---------
Balance at end of period          $  950,039       $--        $  950,039
                                  ==========    ========      ==========
Year Ended December 31, 2001
----------------------------
Balance at beginning of period    $  945,524       $--        $  945,524

Additions during period:

   Acquisitions                           --        --                --

   Improvements                       35,284        --            35,284

Deductions during period:

   Cost of real estate sold           34,627        --            34,627
                                  ----------   ---------      ----------
Balance at end of period          $  946,181       $--        $  946,181
                                  ==========   =========      ==========
Year Ended December 31, 2000
----------------------------
Balance at beginning of period    $2,317,186       $--        $2,317,186

Additions during period:

   Acquisitions                           --        --                --

   Improvements                       10,715        --            10,715

Deductions during period:

   Cost of real estate sold        1,382,377        --         1,382,377
                                  ----------    ----------    -----------
Balance at end of period          $  945,524       $--        $  945,524
                                  ==========    ==========    ==========

NOTES:

1. Cost of real estate sold does not reflect valuation allowances. See
   Schedule II, "Valuation and Qualifying Accounts."