Form 10-Q
period 2003-03-31
REEVES TELECOM LTD PARTNERSHIP
filed 2003-05-15
CIK 314741

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Yes (X)         No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )         No (X)

On May 9, 2003, the registrant had outstanding 1,812,062 Partnership units.

                          PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 BALANCE SHEETS



                                                    March 31,       December 31,
                                                      2003              2002
                                                   (UNAUDITED)        (AUDITED)
                                                   -----------      ------------
         Assets
         ------

Cash and cash equivalents                          $  190,410        $  301,924
Prepaid and other current assets                       19,005            18,737
Properties held for sale and property
 and equipment:
     Properties held for sale                         352,952           354,009
     Sales property and equipment, net                142,234           124,889
     Country club property and
       equipment, net                                 442,587           442,587
                                                   ----------        ----------
     Total properties held for sale and
       property and equipment, net                    937,773           921,485
                                                   ----------        ----------
     Total Assets                                  $1,147,188        $1,242,146
                                                   ==========        ==========


Liabilities and Partners' Capital
---------------------------------

Accounts payable and accrued expenses              $   29,092        $   83,895
Accrued expenses, affiliates                           30,448            54,762
Deposits on contract, net                             300,169           280,245
Long-term debt                                        107,038           108,282
                                                   ----------        ----------

         Total Liabilities                            466,747           527,184


Partners' capital                                     680,441           714,962
                                                   ----------        ----------
         Total Liabilities and
         Partners' Capital                         $1,147,188        $1,242,146
                                                   ==========        ==========




The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)




                                                     2003                2002
                                                 -----------         -----------
Operating revenues:
    Property sales                               $    30,545         $   195,259
    Interest income and finance charges                2,946               1,363
                                                 -----------         -----------
                                                      33,491             196,622
                                                 -----------         -----------
Operating costs and expenses:
    Direct costs of property sold                      1,410               4,640
    Selling, general and administrative
     expenses                                         61,969              65,744
    Depreciation                                       2,301                 623
    Interest                                           2,332               2,433
                                                 -----------         -----------
                                                      68,012              73,440
                                                 -----------         -----------

Net income (loss)                                    (34,521)            123,182

Partners' capital at beginning of period             714,962             722,601
                                                 -----------         -----------
Partners' capital at end of period               $   680,441         $   845,783
                                                 ===========         ===========
Income (loss)per partnership unit                $     (0.02)        $      0.07
                                                 ===========         ===========

Weighted average partnership units
    issued and outstanding                         1,812,062           1,812,062
                                                 -----------         -----------




The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)




                                                        2003             2002
                                                     ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                $ (34,521)       $ 123,182
    Adjustments to reconcile net income (loss)
        to net cash provided by (used in)
        operating activities:
           Depreciation                                  2,301              623
           Change in assets and liabilities:
               Prepaid and other assets                   (268)          (2,479)
               Property held for sale, net               1,057            4,641
               Accounts payable and accrued
                 expenses                              (54,803)         (70,155)
                                                     ---------        ---------
    Net cash provided by (used in)
        operating activities                           (86,234)          55,812
                                                     ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Increase in sales property and
        equipment, net                                 (19,646)          (1,918)
    Deposit on contract                                 19,924           19,924
                                                     ---------        ---------
    Net cash provided by investing activities              278           18,006
                                                     ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of long-term debt                         (1,244)          (1,144)
    Decrease in accrued expenses, affiliates           (24,314)              --
                                                     ---------        ---------
    Net cash used in financing activities              (25,558)          (1,144)
                                                     ---------        ---------
NET INCREASE (DECREASE) IN CASH                       (111,514)          72,674

CASH BALANCE - BEGINNING                               301,924          296,993
                                                     ---------        ---------
CASH BALANCE - ENDING                                $ 190,410        $ 369,667
                                                     =========        =========




The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  MARCH 31,2003
                                   (Unaudited)

NOTE 1.        Basis of Presentation

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.

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

NOTE 3. Sale of Fox Squirrel Country Club/The Lakes Country Club and Disposal of Business Segment

               During the first quarter of 2001, the Partnership completed the sale of the assets of Fox Squirrel Country Club, now known as The Lakes Country Club ("Fox Squirrel/The Lakes") for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable. The note receivable had an initial principal amount of $712,500, bears interest at an annual rate of 9.5%, and matures

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  MARCH 31,2003
                                   (Unaudited)

               on March 9, 2004. The borrower is obligated to make payments of principal and interest as follows: (i) monthly payments of $6,641 from April 9, 2001 up to and including February 9, 2004, and (ii) a final payment of $677,642 on March 9, 2004. The note receivable is collateralized by all of the assets sold to the buyer. Since the cash down payment represents less than 25% of the total consideration paid for the assets, the transaction is recorded on the Partnership's financial statements using the deposit method as defined in Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate". The deposit method requires, among other things, that until the total cash received by the Partnership from the down payment and subsequent principal payments on the note receivable is at least 25% of the total consideration paid: (a) the sold assets remain on the Partnership's balance sheet as assets held for sale or disposal,
               (b) cash received from the buyer at closing be shown as a deposit on contract, and (c) payments received from the buyer in respect of the note receivable subsequent to closing be treated as an increase in the deposit. At March 31, 2003, the assets held by the Partnership covered by the agreement were held at a net book value of approximately $442,587. The operations of Fox Squirrel/The Lakes prior to the sale are recorded as discontinued operations.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  MARCH 31,2003
                                   (Unaudited)

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

               Certain matters discussed herein are forward-looking statements about the business, financial condition and prospects of the Partnership. The actual results could differ materially from those indicated by such forward-looking statements because of various risks and uncertainties. Such risks and uncertainties may include, but are not limited to, regional and national economic conditions, changes in consumer demand for real estate, changes in interest rates and the availability of credit to the Partnership and/or potential purchasers of real estate, and changes in state and federal regulations relating to environmental and health matters. The Partnership cannot control these risks and uncertainties and, in many cases, cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The Partnership undertakes no obligation to publicly update or revise any forward- looking statement, whether as a result of new information, future events or otherwise.

               On March 9, 2001, the Partnership completed the sale of the assets of Fox Squirrel/The Lakes for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable. The note receivable had an initial principal amount of $712,500, bears interest at an annual rate of 9.5%, and matures on March 9, 2004. The borrower is obligated to make payments of principal and interest as follows: (i) monthly payments of $6,641 from April 9, 2001 up to and including February 9, 2004, and (ii) a final payment of $677,642 on March 9, 2004. The note receivable is collateralized by all of the assets sold to the buyer. The operations of Fox Squirrel/The Lakes prior to the sale are recorded as discontinued operations. The borrower may extend the maturity of the note receivable if the Partnership has not completed remediation of certain environmental contamination from an underground storage tank formerly located on the golf club grounds. If the maturity of the note receivable is extended, the borrower will continue making monthly payments of $6,641 until the extended maturity date, at which time the remaining unpaid principal balance will be due and payable.

               The Partnership completed work involving the remediation of certain environmental contamination on the grounds of Fox Squirrel/The Lakes in 2000. Initial tests of groundwater and soil samples submitted to the North Carolina Department of Environment and Natural Resources ("NCDENR") showed levels of groundwater contamination just above the standards, and the Partnership was directed to conduct additional groundwater monitoring and sampling. Tests of groundwater samples submitted to NCDENR in November 2001 and from time to time thereafter showed levels of contamination below standards. Nevertheless, NCDENR has directed the Partnership to conduct additional groundwater monitoring and sampling. Although Management believes that subsequent tests of groundwater

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  MARCH 31,2003
                                   (Unaudited)

               samples will also show levels of contamination below standards, there is no assurance that NCDENR will not direct the Partnership to continue monitoring and sampling of groundwater.

               Results of Operations
               ---------------------

               REVENUE

               Revenue from property sales, and the number and type of property sold for the first three months of 2003 and 2002 are set forth in the table below.

                                                                     Three Months Ended
                                                                          March 31,
                                                                  ------------------------
                                                                    2003            2002
                                                                  --------        --------
                      PROPERTY SOLD
                            Boiling Spring Lakes, NC:

                               Individual undeveloped lots               2               4
                               Commercial land (acres)                   0            6.30
                               Other land (acres)                        0           20.00
                            Pimlico Plantation, SC:
                               Individual undeveloped lots               1               0


                      REVENUE

                            Boiling Spring Lakes, NC:

                               Individual undeveloped lots        $  6,000        $ 35,075
                               Commercial land                           0          65,410
                               Other land                                0          94,774
                            Pimlico Plantation, SC
                               Individual undeveloped lots          24,545               0
                                                                  --------        --------
                            Total Revenue                         $ 30,545        $195,259
                                                                  ========        ========

                            Note: During the first quarter of 2002 the Partnership sold two parcels of undeveloped residential land in Boiling Spring Lakes, totaling
                            20.00 acres, for an aggregate of $94,774. In management's discussion and analysis in the Partnership's report on Form 10-Q for the quarterly period ended March 31, 2002, such land was included with individual undeveloped lots. In conformance to the table above, such land is listed separately.

               Boiling Spring Lakes, NC

               Generally, the real estate market in Boiling Spring Lakes, NC, which was sluggish for most of 2002, remained so during the first three months of 2003. Despite low interest rates, demand for

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  MARCH 31,2003
                                   (Unaudited)

               buildable residential lots remained low compared to 2001 and prior years.

               Individual Undeveloped Lots - Management attributes the decrease in revenue to a decrease in the number of lots sold, which, in turn, reflects a somewhat slower real estate market in Brunswick County, North Carolina during the first three months of 2003 than in the same period of 2002. The average sales price per lot sold was lower for the first three months of 2003 than for the same period in 2002, which is due principally to the relative mix of lots sold. Lots adjoining or close to the golf course for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots which are not suitable for on-site septic systems.

               Commercial Land - Management attributes the decline in revenue to the fact that no acreage was sold during the first three months of 2003, whereas some 6 acres were sold in the same period of 2002. The Partnership experiences great volatility in sales from year to year as to revenue and acreage, and often the Partnership records no sales in a fiscal year. The price per acre that the Partnership realizes depends upon numerous factors, including, among others, the size of the tract and its location.

               Other Land - Management attributes the decline in revenue to the fact that no acreage was sold during the first three months of 2003, whereas 20 acres were sold in the same period of 2002. The Partnership experiences great volatility in sales from year to year as to revenue and acreage, and often the Partnership records no sales in a fiscal year. The price per acre that the Partnership realizes depends upon numerous factors, including, among others, the size of the tract, its location, and the extent to which portions of the tract are suitable for the installation of individual on-site septic systems.

               Pimlico Plantation, SC

               Management attributes the increase in revenue to the fact that one lot was sold during the first three months of 2003, whereas no lots were sold in the same period of 2002. After such sale, the Partnership no longer owns any land in Pimlico Plantation, SC.

               DIRECT COSTS OF PROPERTY SOLD

               Direct costs of property sold for the first three months of 2003 and 2002 were $1,410 and $4,640, respectively. Management attributes the decrease in costs principally to the lower number of individual undeveloped lots sold, the lower number of acres of commercial land sold, and the lower number of acres of other land sold during the first quarter of 2003 than during the same period of 2002.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  MARCH 31,2003
                                   (Unaudited)

               SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

               Selling, general and administrative expenses were $61,969 for the first three months of 2003, compared to $65,744 for the same period of 2002. Management attributes the 6% decrease principally to lower salaries and wages, lower telephone and utilities costs, and lower costs associated with the Partnership's transfer agent and K-1 processor, (although, with respect to salaries and wages, and costs associated with the transfer agent and K-1 processor, Management expects that the total for all twelve months of 2003 will approximate the total for all twelve months of 2002). The lower costs described above were partially offset by higher property taxes, which are due to higher assessed values following a reassessment for all of Brunswick County, NC.

               The sale of Fox Squirrel/The Lakes was completed on March 9, 2001. As a result, the operations of Fox Squirrel are recorded as discontinued operations. Accordingly, there are no financial results of operations at Fox Squirrel/The Lakes for the first quarter of 2003 or 2002.

               Inflation has had only a minor impact on the Partnership's operations during the first three months of 2003 and 2002.

               Capital Resources and Liquidity
               -------------------------------

               Operating activities used $86,234 of net cash during the first three months of 2003, compared to $55,812 of net cash provided by operating activities during the same period of 2002. The change is primarily attributable to the net loss incurred during the first quarter of 2003, whereas in the first quarter of 2002 the Partnership earned net income of $123,182.

               Investing activities provided net cash of $278 during the first three months of 2003, compared to $18,006 provided during the same period of 2002. The decrease is due principally to the expenditure during the first three months of 2003 of $20,000 on dam repairs, whereas no significant capital expenditures were made during the same period of 2002. The Partnership continues to receive principal and interest payments on the note receivable from the borrower in connection with the sale of Fox Squirrel/The Lakes at a rate of $6,641 per month.

               Financing activities used $25,558 of net cash during the first three months of 2003, compared to $1,144 of net cash used during the same period of 2002. Payment of accrued expenses to affiliates and principal payments on long-term debt continue to represent most of the cash uses.

               The Partnership recently renegotiated the terms of its loan from a local financial institution to provide for a lower interest rate.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  MARCH 31,2003
                                   (Unaudited)

               Effective April 2, 2003, the note has a balance outstanding of $107,038, bears interest at a fixed rate of 5.65%, and provides for equal monthly payments of $1,020 through March 2006. The note matures on April 2, 2006, at which time the remaining principal balance will be due. The Partnership has no other long-term debt.

               The scheduled principal payments under the foregoing note are as follows:

                               Rest of 2003                    $  4,199
                                       2004                       6,603
                                       2005                       6,986
                                       2006                      89,250
                                                               --------
                                                               $107,038
                                                               ========

               Off Balance Sheet Arrangements
               ------------------------------

               The Partnership does not utilize off balance sheet arrangements, and there were none during the first three months of 2003 or 2002.

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk

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

               At March 31, 2003, the Partnership had cash of $190,410, substantially all of which is deposited in interest-bearing accounts at a local financial institution, and owed $107,038 to that same institution in the form of long-term debt secured by a mortgage on an improved residential lot purchased in 1999. The interest rate earned on the cash balance is variable. The interest rate on the outstanding principal amount of the loan was fixed at 8.65%; however, after the end of the first quarter, the Partnership renegotiated the terms of the loan to provide for a fixed interest rate of 5.65%. Had the average level of interest rates during the first quarter of 2003 been higher or lower by 100 basis points or one percent (1%), the Partnership would have earned approximately $500 more or less, respectively, on its cash balances. Since the

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  MARCH 31,2003
                                   (Unaudited)

               interest rate on the Partnership's outstanding debt is fixed, there would have been no change in interest expense.

ITEM 4.        Controls and Procedures

               Within the 90-day period prior to the filing date of this quarterly report on Form 10-Q, the General Partner, under the direction of John S. Grace and Davis P. Stowell, President and Vice President, respectively, of the General Partner (since the Partnership has no executive officers, Messrs. Grace and Stowell carry out the responsibilities of the chief executive officer and chief financial officer, respectively, of the Partnership), carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15(d)-14c. Based upon that evaluation, Messrs. Grace and Stowell concluded that the Partnership's disclosure controls and procedures are effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date that evaluation was carried out. The General Partner intends to periodically evaluate the Partnership's disclosure controls and procedures as required by the Exchange Act Rules.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  MARCH 31,2003
                                   (Unaudited)


                           PART II - OTHER INFORMATION


ITEM 6.        Exhibits and Reports on Form 8-K

               No reports were filed on Form 8-K for the quarter ended March 31, 2003.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2003
                                   (Unaudited)




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

                                            REEVES TELECOM LIMITED PARTNERSHIP


                                            By:   Grace Property Management Inc.
                                                  General Partner


                                            By:   /s/ JOHN S. GRACE
                                                  ------------------------------
                                                  John S. Grace
                                                  President



Dated: May 14, 2003

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  MARCH 31,2003
                                   (Unaudited)

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

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  MARCH 31,2003
                                   (Unaudited)

                                  CERTIFICATION


         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes to internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                          By:    /s/ JOHN S. GRACE
                                                   -----------------------------
                                                   John S. Grace
                                                   President, acting in the
                                                     capacity and carrying out
                                                     the responsibilities of the
                                                     chief executive officer of
                                                     Reeves Telecom Limited
                                                     Partnership

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  MARCH 31,2003
                                   (Unaudited)

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

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  MARCH 31,2003
                                   (Unaudited)

                                  CERTIFICATION


         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes to internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                          By:    /s/ DAVIS P. STOWELL
                                                   -----------------------------
                                                   Davis P. Stowell
                                                   Vice President, acting in the
                                                     capacity and carrying out
                                                     the responsibilities of the
                                                     chief financial officer of
                                                     Reeves Telecom Limited
                                                     Partnership