Form 10-Q
period 2003-06-30
REEVES TELECOM LTD PARTNERSHIP
filed 2003-08-14
CIK 314741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003,

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission file number 0-9305


                       REEVES TELECOM LIMITED PARTNERSHIP
                  (name changed from Reeves Telecom Associates)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        South Carolina                                     57-0700063
-------------------------------                       ---------------------
(State of other jurisdiction of                           IRS Employer
 incorporation or organization)                      Identification Number

                       c/o Grace Property Management, Inc.
                               55 Brookville Road
                            Glen Head, New York 11545
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (516) 686-2201
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                    Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                      Yes [ ] No [X]

On August 9, 2003, the registrant had outstanding 1,812,062 Partnership units.

                          PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                                   (Unaudited)


                                            June 30,   December 31,
                                              2003         2002
                                          -----------  ------------
         Assets
         ------

Cash and cash equivalents                 $  710,332   $  301,924
Prepaid and other current assets                --         18,737
Properties held for sale and property
 and equipment:
     Properties held for sale                351,292      354,009
     Sales property and equipment, net       151,880      124,889
     Country club property and
       equipment, net                           --        442,587
                                          ----------   ----------
     Total properties held for sale and
       property and equipment, net           503,172      921,485

Long term notes receivable                   147,757         --
                                          ----------   ----------
     Total Assets                         $1,361,261   $1,242,146
                                          ==========   ==========


Liabilities and Partners' Capital
---------------------------------

Accounts payable and accrued expenses     $   49,374   $   83,895
Accrued expenses, affiliates                  34,112       54,762
Deposits on contract, net                       --        280,245
Long-term debt                               106,019      108,282
                                          ----------   ----------

         Total Liabilities                   189,505      527,184


Partners' capital                          1,171,756      714,962
                                          ----------   ----------
         Total Liabilities and
         Partners' Capital                $1,361,261   $1,242,146
                                          ==========   ==========






The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)




                                              2003         2002
                                           ----------   ----------
Operating revenues:
    Property sales                         $  113,810   $  253,304
    Rental income                               4,590         --
    Interest income and finance charges       150,933        2,932
    Gain on sale of country club              341,221         --
                                           ----------   ----------
                                              610,554      256,236
                                           ----------   ----------
Operating costs and expenses:
    Direct costs of property sold               3,423        7,016
    Selling, general and administrative
        expenses                              142,227      134,422
    Depreciation                                4,602        1,245
    Interest                                    3,508        4,894
                                           ----------   ----------
                                              153,760      147,577
                                           ----------   ----------

Net income                                    456,794      108,659

Partners' capital at beginning of period      714,962      722,601
                                           ----------   ----------
Partners' capital at end of period         $1,171,756   $  831,260
                                           ==========   ==========
Income per partnership unit                $     0.25    $    0.06
                                           ==========   ==========

Weighted average partnership units
    issued and outstanding                  1,812,062    1,812,062
                                           ----------   ----------














The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)



                                                     2003         2002
                                                  ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                    $ 456,794    $ 108,659
    Adjustments to reconcile net income
        to net cash provided by operating
        activities:
           Depreciation                               4,602        1,245
           Change in assets and liabilities:
               Prepaid and other current assets      18,737       (2,728)
               Property held for sale                 2,717       (9,624)
               Accounts payable and
                accrued expenses                    (34,521)     (64,562)
           Gain on sale of country club (net)        14,585       39,848
                                                  ---------    ---------
    Net cash provided by operating activities       462,914       72,838
                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Increase in sales property & equipment,net      (31,593)      (1,918)
                                                  ---------    ---------
    Net cash provided by (used in) investing
        activities                                  (31,593)      (1,918)
                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of long-term debt                      (2,263)      (2,260)
    Decrease in accrued expenses, affiliates        (20,650)        --
                                                  ---------    ---------
    Net cash (used in) financing activities         (22,913)      (2,260)
                                                  ---------    ---------
NET INCREASE IN CASH                                408,408       68,660

CASH BALANCE - BEGINNING                            301,924      296,993
                                                  ---------    ---------
CASH BALANCE - ENDING                             $ 710,332    $ 365,653
                                                  =========    =========







The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)




                                                2003         2002
                                           -----------   -----------
Operating revenues:
    Property sales                         $    85,560   $    58,045
    Rental income                                2,295          --
    Interest income and finance charges        147,987         1,569
    Gain on sale of country club               341,221          --
                                           -----------   -----------
                                               577,063        59,614
                                           -----------   -----------

Operating costs and expenses:
    Direct costs of property sold                2,013         2,376
    Selling, general and administrative
        expenses                                80,258        68,678
    Depreciation                                 2,301           622
    Interest                                     1,176         2,461
                                           -----------   -----------
                                                85,748        74,137
                                           -----------   -----------

Net income (loss)                              491,315       (14,523)

Partners' capital at beginning of period       680,441       845,783
                                           -----------   -----------

Partners' capital at end of period         $ 1,171,756   $   831,260
                                           ===========   ===========
Income (loss) per partnership unit         $      0.27   $     (0.01)
                                           ===========   ===========

Weighted average partnership units
    issued and outstanding                   1,812,062     1,812,062
                                           -----------   -----------














The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 2003
                                   (Unaudited)

NOTE 1.        Basis of Presentation

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.


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


NOTE 3. Sale of Fox Squirrel Country Club/The Lakes Country Club and Disposal of Business Segment

               During the first quarter of 2001, the Partnership completed the sale of the assets of Fox Squirrel Country Club, now known as The Lakes Country Club ("Fox Squirrel/The Lakes") for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable having an initial principal amount of $712,500. Since the cash down payment of $150,000 received by the Partnership

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 2003
                                   (Unaudited)

               represents less than 25% of the total consideration paid for the assets, the transaction has been recorded on the Partnership's financial statements using the deposit method as defined in Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). The deposit method requires, among other things, that until the total cash received by the Partnership from the down payment and subsequent principal payments on the note receivable is at least 25% of the total consideration paid: (a) the sold assets remain on the Partnership's balance sheet as assets held for sale or disposal,
               (b) cash received from the buyer at closing be shown as a deposit on contract, and (c) payments received from the buyer in respect of the note receivable subsequent to closing be treated as an increase in the deposit. From March 31, 2001 through March 31, 2003, the Partnership recorded the transaction using the deposit method. At March 31, 2003, the assets held by the Partnership covered by the sale agreement were held at a net book value of approximately $442,587. During the second quarter of 2003, the Partnership received an early repayment of principal on the note of $534,748. Since as of the date of such early repayment the Partnership has received in excess of 25% of the total consideration paid for the assets, the transaction has been recorded as a sale of assets on the Partnership's financial statements for the period ended June 30, 2003. The operations of Fox Squirrel/The Lakes prior to the sale are recorded as discontinued operations. During the second quarter of 2003, the Partnership recognized a gain on the sale totaling $341,221.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 2003
                                   (Unaudited)

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

               During the first quarter of 2001, the Partnership completed the sale of the assets of Fox Squirrel/The Lakes for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable having an initial principal amount of $712,500. Originally, the note bore interest at an annual rate of 9.5%, had a maturity date of March 9, 2004, was collateralized by all of the assets sold to the buyer, and provided for payments of principal and interest as follows: (i) monthly payments of $6,641 from April 9, 2001 up to and including February 9, 2004, and (ii) a final payment of $677,642 on March 9, 2004. During the second quarter of 2003, in connection with the buyer's obtaining financing from a local financial institution (the "Bank"), the terms of the note were modified to provide for an annual interest rate equal to the higher of (i) 8.75% and (ii) 2% over the Bank's prime rate, and the maturity date was extended to June 15, 2008. Assuming that the Bank's prime rate does not exceed 6.75% (meaning that the interest rate on the note remains constant at 8.75%), the note as modified provides for payments of principal and interest as follows: (i) $779 of interest only on July 9, 2003, (ii) monthly payments of $1,371 from August 9, 2003 up to and including July 9, 2008, and (iii) a final payment of $125,459 on July 15, 2008. In addition to the foregoing modifications to the note, the Partnership subordinated its lien priority on the assets sold to the buyer to that of the Bank. In consideration of the foregoing, during the second quarter of 2003, the Partnership received from the buyer an early repayment of principal of $534,748, reducing the unpaid principal amount outstanding under the note to $147,757.

               Since the cash down payment of $150,000 received by the Partnership during the first quarter of 2001 represents less than 25% of the total consideration paid for the assets, the transaction has been recorded on the Partnership's financial statements using the

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 2003
                                   (Unaudited)

               deposit method as defined in SFAS 66. From March 31, 2001 through March 31, 2003, the Partnership recorded the transaction using the deposit method. At March 31, 2003, the assets held by the Partnership covered by the agreement were held at a net book value of approximately $442,587. Since as of the date of the early repayment of principal to the Partnership of $534,748 the Partnership has received in excess of 25% of the total consideration paid for the assets, the transaction has been recorded as a sale of assets on the Partnership's financial statements for the period ended June 30, 2003. The operations of Fox Squirrel/The Lakes prior to the sale are recorded as discontinued operations. During the second quarter of 2003, the Partnership recognized a gain on the sale totaling $341,221.

               In connection with the modification of the note's terms as described above, the Partnership and the buyer agreed to a modification of the indemnification agreement relating to certain environmental contamination from an underground storage tank formerly located on the grounds of Fox Squirrel/The Lakes. The indemnification agreement originally provided that the buyer may extend the maturity of the note beyond March 9, 2004 if by that date the Partnership had not completed remediation of such environmental contamination. There was no limitation on the duration of such extension. The agreement as modified provides that the Partnership's indemnification extends to not later than June 17, 2005, even if the North Carolina Department of Environment and Natural Resources has not furnished a closure letter formally stating that no further testing of ground water or remediation is required.

               Results of Operations
               ---------------------

               - REVENUE

               Revenue from property sales, and the number and type of property sold for the first six months of 2003 and 2002 are set forth in the table below.


                                                       Six Months Ended
                                                          June 30,
                                                      ---------------------
                                                       2003           2002
                                                      --------      --------
               PROPERTY SOLD
                 Boiling Spring Lakes, NC:
                    Individual undeveloped lots           9              10
                    Commercial land (acres)            3.63            6.30
                    Other land (acres)                    0           20.00
                 Pimlico Plantation, SC:
                    Individual undeveloped lots           1               0

                      REEVES TELECOM LIMITED PARTNERSHIP
                                JUNE 30, 2003
                                 (Unaudited)


          REVENUE
             Boiling Spring Lakes, NC:
                Individual undeveloped lots         $ 68,765         $ 93,120
                Commercial land                       20,500           65,410
                Other land                                 0           94,774
             Pimlico Plantation, SC
                Individual undeveloped lots           24,545                0
                                                    --------         --------
             Total Revenue                          $113,810         $253,304
                                                    ========         ========


                      Note: During the first quarter of 2002 the Partnership sold two parcels of undeveloped residential land in Boiling Spring Lakes, totaling 20.00 acres, for an aggregate of $94,774. In management's discussion and analysis in the Partnership's quarterly report on Form 10-Q for the period ended June 30, 2002, such land was included with individual undeveloped lots. In conformance to the table above, such land is listed separately.

               - Boiling Spring Lakes, NC

               Generally, the real estate market in Boiling Spring Lakes, NC, which was sluggish for most of 2002, remained so during the first six months of 2003. Despite low interest rates, demand for buildable residential lots remained low compared to 2001 and prior years. While Management believes that the real estate market in the coastal region of North Carolina in general is beginning to experience a recovery, the extent of such recovery, and the effect, if any, on the Partnership, is difficult to predict at this time.

               Individual Undeveloped Lots - Management attributes the decrease in revenue to a decrease in the number of lots sold, which, in turn, reflects a somewhat slower real estate market in Brunswick County, North Carolina during the first six months of 2003 than in the same period of 2002. The average sales price per lot sold was lower for the first six months of 2003 than for the same period in 2002, which is due principally to the relative mix of lots sold. Lots adjoining or close to the golf course for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots which are not suitable for on-site septic systems.

               Commercial Land - Management attributes the decline in revenue to the fact that some 3 acres were sold during the first six months of 2003, compared to some 6 acres sold in the same period of 2002. The Partnership experiences great volatility in sales from year to year as to revenue and acreage, and often the Partnership records no sales in a fiscal year. The price per acre that the Partnership realizes depends upon numerous factors, including, among others, the size of the tract and its location.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 2003
                                   (Unaudited)

               Other Land - Management attributes the decline in revenue to the fact that no acreage was sold during the first six months of 2003, whereas some 20 acres were sold in the same period of 2002. The Partnership experiences great volatility in sales from year to year as to revenue and acreage, and often the Partnership records no sales in a fiscal year. The price per acre that the Partnership realizes depends upon numerous factors, including, among others, the size of the tract, its location, and the extent to which portions of the tract are suitable for the installation of individual on-site septic systems.


               - Pimlico Plantation, SC

               Management attributes the increase in revenue to the fact that one lot was sold during the first six months of 2003, whereas no lots were sold in the same period of 2002. After such sale, the Partnership no longer owns any land in Pimlico Plantation, SC.


               - DIRECT COSTS OF PROPERTY SOLD

               Direct costs of property sold for the first six months of 2003 and 2002 were $3,423 and $7,016, respectively. Management attributes the decrease in costs principally to the lower number of individual undeveloped lots sold, the lower number of acres of commercial land sold, and the lower number of acres of other land sold during the first six months of 2003 than during the same period of 2002.


               - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

               Selling, general and administrative expenses were $142,227 for the first six months of 2003, compared to $134,422 for the same period of 2002. The principal components of the approximately 6% increase are as follows:

                  - Real estate taxes - a 22% increase in taxes, or $5,295, is due primarily to an increase in assessed values of the Partnership's land in Boiling Spring Lakes following a reassessment for all of Brunswick County, NC.

                  - Accounting and auditing fees - a 561% increase, or $6,669, is due primarily to the timing of receipt of invoices by the Partnership relating to accounting and auditing work. Notwithstanding such increase, Management believes that the total cost for fiscal 2003 will approximate the total cost for fiscal 2002.

                  - State income taxes - During the six months of 2003, the Partnership paid taxes to the State of North Carolina and the State of South Carolina totaling $5,500, whereas no such payments were made during the same period of 2002. Reeves

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 2003
                                   (Unaudited)

                      Telecom for Federal income tax purposes is taxed as a partnership; accordingly all income taxes are the responsibility of each partner. However, North Carolina and South Carolina require that Reeves Telecom file a composite return and pay the tax on behalf of the non-resident partners.

               The sale of the assets of Fox Squirrel/The Lakes was completed on March 9, 2001 and the transaction was recorded as a sale in the Partnership's financial statements on June 30, 2003. During the intervening period, the transaction was recorded using the deposit method as defined in SFAS 66. Accordingly, there are no financial results of operations of Fox Squirrel/The Lakes for the first six months of 2003 or 2002.

               Inflation has had only a minor impact on the Partnership's operations during the first six months of 2003 and 2002.


               Capital Resources and Liquidity
               -------------------------------

               Operating activities provided $448,329 of net cash during the first six months of 2003, compared to $32,990 of net cash provided by operating activities during the same period of 2002. The change is primarily attributable to the sale of Fox Squirrel Country Club.

               Investing activities used net cash of $17,008 during the first six months of 2003, compared to $37,930 provided during the same period of 2002. The change is primarily attributable to the early repayment of principal to the Partnership of $534,748 on the note receivable from the borrower in connection with the sale of the assets of Fox Squirrel/The Lakes.

               Financing activities used $22,913 of net cash during the first six months of 2003, compared to $2,260 of net cash used during the same period of 2002. Payment of accrued expenses to affiliates and principal payments on long-term debt continue to represent most of the cash uses.

               During the second quarter of 2003, the Partnership renegotiated the terms of its loan from a local financial institution to provide for a lower interest rate. Effective April 2, 2003, the note has a balance outstanding of $107,038, bears interest at a fixed rate of 5.65%, and provides for equal monthly payments of $1,020 through March 2006. The note matures on April 2, 2006, at which time the remaining principal balance will be due. The Partnership has no other long-term debt. The scheduled payments under the foregoing note after June 30, 2003 are as follows:

                          Rest of      2003                         $  6,122
                                       2004                           12,244
                                       2005                           12,244
                                       2006                           90,302

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 2003
                                   (Unaudited)

               In August 2003, following the end of the second quarter of 2003, the Partnership elected to repay the existing balance of the note. After giving effect to such repayment, the Partnership has no long- term debt.


               Off Balance Sheet Arrangements
               ------------------------------

               The Partnership does not utilize off balance sheet arrangements, and there were none during the first six months of 2003 or 2002.


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

               The Partnership's interest-bearing assets at June 30, 2003 are as follows:

                  - Cash, substantially all of which is deposited at a local financial institution. The interest rate earned on the cash balance is variable. During the second quarter of 2003, cash balances averaged $450,371.

                  - The note receivable from the buyer of the assets of Fox Squirrel/The Lakes. The stated interest rate on the note was 9.5% until June 17, 2003, when the terms of the note were modified to provide, among other things, for an annual interest rate equal to the higher of (i) 8.75% and
                      (ii) 2% over the Bank's prime rate. Subsequent to the modification of the note's terms, the interest rate has not exceeded 8.75%.

               Had the average level of interest rates during the first six months of 2003 been higher or lower by 100 basis points or one percent (1%), the Partnership would have earned approximately $1,650, more or less, on its cash balances, based upon average quarterly balances.

               The Partnership's interest-bearing liabilities at June 30, 2003 consist only of long-term debt secured by a mortgage on an improved

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 2003
                                   (Unaudited)


               residential lot purchased in 1999. Such debt is owed to the same institution where the Partnership maintains its cash balances. The interest rate on the outstanding principal amount of the loan was fixed at 8.65% until April 2003, when the Partnership renegotiated the terms of the loan to provide for a fixed interest rate of 5.65%. Since the interest rate on the Partnership's outstanding debt is fixed, there would have been no change in interest expense had the average level of interest rates during the first six months of 2003 been higher or lower by 100 basis points or one percent (1%).


ITEM 4.        Controls and Procedures

               Within the 90 day period prior to the filing date of this quarterly report on Form 10-Q, the General Partner, under the direction of John S. Grace and Davis P. Stowell, President and Vice President, respectively, of the General Partner (since the Partnership has no executive officers, Messrs. Grace and Stowell carry out the responsibilities of the chief executive officer and chief financial officer, respectively, of the Partnership), carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15(d)-14c. Based upon that evaluation, Messrs. Grace and Stowell concluded that the Partnership's disclosure controls and procedures are effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date that evaluation was carried out. The General Partner intends to periodically evaluate the Partnership's disclosure controls and procedures as required by the Exchange Act Rules.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 2003
                                   (Unaudited)


                           PART II - OTHER INFORMATION


ITEM 6.        Exhibits and Reports on Form 8-K

               (a)    Exhibits:

                      31(A) Certification of Quarterly Report by Principal Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14.

                      31(B) Certification of Quarterly Report by Principal Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14.

                      32(A) Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350*.

                      32(B) Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350*.

                                 * Exhibits 32(A) and 32(B) are to be treated as "furnished" rather than "filed" as part of this report.

               (b) No reports were filed on Form 8-K for the quarter ended June 30, 2003.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  JUNE 30, 2003
                                   (Unaudited)




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



Dated: August 12, 2003