Form 10-Q
period 2003-09-30
REEVES TELECOM LTD PARTNERSHIP
filed 2003-11-14
CIK 314741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003,

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to

                          Commission file number 0-9305

                       REEVES TELECOM LIMITED PARTNERSHIP
                  (name changed from Reeves Telecom Associates)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        South Carolina                                           57-0700063
-------------------------------                            ---------------------
(State or other jurisdiction of                                 IRS Employer
 incorporation or organization)                            Identification Number

                       c/o Grace Property Management, Inc.
                               55 Brookville Road
                            Glen Head, New York 11545
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

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

On November 9, 2003, the registrant had outstanding 1,812,062 Partnership units.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                       Page
                                                                       ----
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Balance Sheets at September 30, 2003 and
               December 31, 2002                                         1

            Statements of Operations and Partners' Capital for
               the Nine Months Ended September 30, 2003 and 2002         2

            Statements of Cash Flows for the Nine Months Ended
               September 30, 2003 and 2002                               3

            Statements of Operations and Partners' Capital for
               the Three Months Ended September 30, 2003 and 2002        4

            Notes to Financial Statements                                5

  Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       7

  Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                 15

  Item 4.   Controls and Procedures                                     16

PART II.  OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                            17

SIGNATURE                                                               18

EXHIBIT 31

EXHIBIT 32

                          PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                                   (Unaudited)

                                                      September 30,  December 31,
                                                          2003           2002
                                                      -------------  ------------
                Assets
Cash and cash equivalents                              $  745,484     $  301,924
Prepaid and other current assets                               --         18,737
Properties held for sale and property
 and equipment:
      Properties held for sale                            340,622        354,009
      Sales property and equipment, net                   156,795        124,889
      Country club property and
        equipment, net                                         --        442,587
                                                       ----------     ----------
      Total properties held for sale and
        property and equipment, net                       497,417        921,485

Long term notes receivable                                147,166             --
                                                       ----------     ----------
      Total Assets                                     $1,390,067     $1,242,146
                                                       ==========     ==========

   Liabilities and Partners' Capital

Accounts payable and accrued expenses                  $   62,438     $   83,895
Accrued expenses, affiliates                               34,027         54,762
Deposits on contract, net                                      --        280,245
Long-term debt                                                 --        108,282
                                                       ----------     ----------

        Total Liabilities                                  96,465        527,184

Partners' capital                                       1,293,602        714,962
                                                       ----------     ----------
        Total Liabilities and
        Partners' Capital                              $1,390,067     $1,242,146
                                                       ==========     ==========

The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                               2003         2002
                                            ----------   ----------
Operating revenues:
   Property sales                           $  336,774   $  307,010
   Rental income                                 7,063        1,550
   Interest income and finance charges         154,157        4,359
   Gain on sale of country club                341,221           --
                                            ----------   ----------
                                               839,215      312,919
                                            ----------   ----------
Operating costs and expenses:
   Direct costs of property sold                14,448        8,574
   Selling, general and administrative
        expenses                               234,463      210,597
   Depreciation                                  6,962        1,894
   Interest                                      4,702        7,329
                                            ----------   ----------
                                               260,575      228,394
                                            ----------   ----------

Net income                                     578,640       84,525

Partners' capital at beginning of period       714,962      722,601
                                            ----------   ----------
Partners' capital at end of period          $1,293,602   $  807,126
                                            ==========   ==========
Income per partnership unit - basic
   and diluted                              $     0.32   $     0.05
                                            ==========   ==========

Weighted average partnership units
   issued and outstanding                    1,812,062    1,812,062
                                            ----------   ----------

The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                           2003         2002
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                            $ 578,640    $  84,525
   Adjustments to reconcile net income
        to net cash provided by operating
        activities:
            Depreciation                                     6,962        1,894
            Change in assets and liabilities:
                 Prepaid and other current assets           18,737       (2,984)
                 Property held for sale                     13,387       (8,067)
                 Accounts payable and
                  accrued expenses                         (21,457)     (55,395)
            Gain on sale of country club (net)              14,585       59,773
                                                         ---------    ---------
   Net cash provided by operating activities               610,854       79,746
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Increase in sales property & equipment,net              (38,277)     (35,416)
                                                         ---------    ---------
   Net cash used in investing activities                   (38,277)     (35,416)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayment of long-term debt                            (108,282)      (3,401)
   Decrease in accrued expenses, affiliates                (20,735)          --
                                                         ---------    ---------
   Net cash used in financing activities                  (129,017)      (3,401)
                                                         ---------    ---------
NET INCREASE IN CASH                                       443,560       40,929

CASH BALANCE - BEGINNING                                   301,924      296,993
                                                         ---------    ---------
CASH BALANCE - ENDING                                    $ 745,484    $ 337,922
                                                         =========    =========

The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                 STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                     2003         2002
                                                  -----------   -----------
Operating revenues:
   Property sales                                 $   222,964   $    53,706
   Rental income                                        2,473         1,550
   Interest income and finance charges                  3,224         1,427
                                                  -----------   -----------
                                                      228,661        56,683
                                                  -----------   -----------

Operating costs and expenses:
   Direct costs of property sold                       11,025         1,558
   Selling, general and administrative
        expenses                                       92,236        76,175
   Depreciation                                         2,360           649
   Interest                                             1,194         2,435
                                                  -----------   -----------
                                                      106,815        80,817
                                                  -----------   -----------

Net income (loss)                                     121,846       (24,134)

Partners' capital at beginning of period            1,171,756       831,260
                                                  -----------   -----------

Partners' capital at end of period                $ 1,293,602   $   807,126
                                                  ===========   ===========
Income (loss) per partnership unit -
   basic and diluted                              $      0.07   $     (0.01)
                                                  ===========   ===========

Weighted average partnership units
   issued and outstanding                           1,812,062     1,812,062
                                                  -----------   -----------

The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.

NOTE 2. Sale of Fox Squirrel Country Club/The Lakes Country Club and Disposal of Business Segment

         During the first quarter of 2001, the Partnership completed the sale of the assets of Fox Squirrel/The Lakes for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable having an initial principal amount of $712,500. Since the cash down payment of $150,000 received by the Partnership represented less than 25% of the total consideration paid for the assets, the transaction was recorded on the Partnership's financial statements using the deposit method as defined in Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"). The deposit method requires, among other things, that until the total cash received by the Partnership from the down payment and subsequent principal payments on the note receivable is at least 25% of the total consideration paid:
         (a) the sold assets remain on the Partnership's balance sheet as assets held for sale or disposal, (b) cash received from the buyer at closing be shown as a deposit on contract, and (c) payments received from the buyer in respect of the note receivable subsequent to closing be treated as an increase in the deposit. From March 31, 2001 through March 31, 2003, the Partnership recorded the transaction using the deposit method. At March 31, 2003, the assets held by the Partnership covered by the sale agreement were held at a net book value of approximately $442,587. During the second quarter of 2003, the Partnership received an early repayment of principal on the note of $534,748. Since as of the date of such early repayment the Partnership has received in excess of 25% of the total consideration paid for the assets, the transaction has been recorded as a sale of assets on the Partnership's financial statements for the period ended June 30,

                       REEVES TELECOM LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

         2003. The operations of Fox Squirrel/The Lakes prior to the sale are recorded as discontinued operations. During the second quarter of 2003, the Partnership recognized a gain on the sale totaling $341,221.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2003
                                   (Unaudited)

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

         Sale of Fox Squirrel Country Club / The Lakes Country Club

         During the first quarter of 2001, the Partnership completed the sale of the assets of Fox Squirrel/The Lakes for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable having an initial principal amount of $712,500. Originally, the note bore interest at an annual rate of 9.5%, had a maturity date of March 9, 2004, was collateralized by all of the assets sold to the buyer, and provided for payments of principal and interest as follows: (i) monthly payments of $6,641 from April 9, 2001 up to and including February 9, 2004, and (ii) a final payment of $677,642 on March 9, 2004. During the second quarter of 2003, in connection with the buyer's obtaining financing from a local financial institution (the "Bank"), the terms of the note were modified to provide for an annual interest rate equal to the higher of (i) 8.75% and (ii) 2% over the Bank's prime rate, and the maturity date was extended to June 15, 2008. Assuming that the Bank's prime rate does not exceed 6.75% (meaning that the interest rate on the note remains constant at 8.75%), the note as modified provides for payments of principal and interest as follows: (i) $779 of interest only on July 9, 2003, (ii) monthly payments of $1,371 from August 9, 2003 up to and including July 9, 2008, and (iii) a final payment of $125,459 on July 15, 2008. In addition to the foregoing modifications to the note, the Partnership subordinated its lien priority on the assets sold to the buyer to that of the Bank. In consideration of the foregoing, during the second quarter of 2003, the Partnership received from the buyer an early repayment of principal of $534,748, reducing the unpaid

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2003
                                   (Unaudited)

         principal amount outstanding under the note to $147,757 as of the date of such repayment.

         Since the cash down payment of $150,000 received by the Partnership during the first quarter of 2001 represented less than 25% of the total consideration paid for the assets, the transaction was recorded on the Partnership's financial statements using the deposit method as defined in SFAS 66. From March 31, 2001 through March 31, 2003, the Partnership recorded the transaction using the deposit method. At March 31, 2003, the assets held by the Partnership covered by the agreement were held at a net book value of approximately $442,587. Since as of the date of the early repayment of principal to the Partnership of $534,748 the Partnership has received in excess of 25% of the total consideration paid for the assets, the transaction has been recorded as a sale of assets on the Partnership's financial statements for the period ended June 30, 2003. The operations of Fox Squirrel/The Lakes prior to the sale are recorded as discontinued operations. During the second quarter of 2003, the Partnership recognized a gain on the sale totaling $341,221.

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

         Results of Operations

         A. NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

         - REVENUE

         Revenue from property sales, and the number and type of property sold for the first nine months of 2003 and 2002 are set forth in the table below.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2003
                                   (Unaudited)

                                               Nine Months Ended
                                                 September 30,
                                              -------------------
                                               2003        2002
                                              --------   --------
PROPERTY SOLD
   Boiling Spring Lakes, NC:
      Individual undeveloped lots                   14         15
      Commercial land (acres)                     6.08       6.30
      Other land (acres)                            --      20.00
   Pimlico Plantation, SC:
      Individual undeveloped lots                    1         --

REVENUE
   Boiling Spring Lakes, NC:
      Individual undeveloped lots             $142,216   $146,826
      Commercial land                          170,013     65,410
      Other land                                    --     94,774
   Pimlico Plantation, SC:
      Individual undeveloped lots               24,545         --
                                              --------   --------
   Total Revenue                              $336,774   $307,010
                                              ========   ========

                  Note: During the first quarter of 2002 the Partnership sold two parcels of undeveloped residential land in Boiling Spring Lakes, totaling 20.00 acres, for an aggregate of $94,774. In management's discussion and analysis in the Partnership's quarterly report on Form 10-Q for the period ended September 30, 2002, such land was included with individual undeveloped lots. In conformance to the table above, such land is listed separately.

         - Boiling Spring Lakes, NC

         Generally, the real estate market in Boiling Spring Lakes, NC was sluggish for most of 2002 and for much of the first nine months of 2003. Despite low interest rates, demand for buildable residential lots has remained low compared to 2001 and prior years. While Management believes that the real estate market in the coastal region of North Carolina in general has begun to experience a recovery, the extent of such recovery, and the effect, if any, on the Partnership, is difficult to predict at this time.

         Individual Undeveloped Lots - During the first nine months of 2003, one less lot was sold than during the same period of 2002. Management attributes the near constant level of lot sales to a static real estate market in Brunswick County, North Carolina. Management attributes the 3% decrease in revenue to the relative mix of lots sold. Lots adjoining or close to the golf course for

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2003
                                   (Unaudited)

         example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots which are not suitable for on-site septic systems.

         Commercial Land - Acreage sold during the nine months ended September 30, 2003 approximated that for the same period of 2002, while revenue increased 160%. The Partnership experiences great volatility in sales from year to year as to revenue and acreage, and often the Partnership records no sales in a fiscal quarter or even a fiscal year. The price per acre that the Partnership realizes depends upon numerous factors, including, among others, the size of the tract and its location. All
         6.08 acres sold during the first three quarters of 2003 are situated in a strip of land along Route 87, the main road through the City of Boiling Spring Lakes, and have access to a multi-user septic system completed by the Partnership in 1998, whereas all 6.30 acres sold during the first three quarters of 2002 are situated elsewhere within the City and do not have access to such a septic system.

         Other Land - Management attributes the decline in revenue to the fact that no acreage was sold during the first nine months of 2003, whereas some 20 acres were sold in the same period of 2002. The Partnership experiences great volatility in sales from year to year as to revenue and acreage, and often the Partnership records no sales in a fiscal quarter or even a fiscal year. The price per acre that the Partnership realizes depends upon numerous factors, including, among others, the size of the tract, its location, and the extent to which portions of the tract are suitable for the installation of individual on-site septic systems.

         - Pimlico Plantation, SC

         Management attributes the increase in revenue to the fact that one lot was sold during the first nine months of 2003, whereas no lots were sold in the same period of 2002. After such sale, the Partnership no longer owns any land in Pimlico Plantation, SC.

         Rental income for the first nine months of 2003 was $7,063, compared to $1,550 for the same period of 2002. The 356% increase is due primarily to the vacancy of the rental property for a portion of 2002.

         Interest income and finance charges for the first nine months of 2003 were $154,157, compared to $4,359 for the same period of 2002. Substantially all of the increase is due to the recording of interest received on the note receivable from the buyer of the assets of Fox Squirrel/The Lakes following the early repayment of $534,748 of principal during the second quarter of 2003. Prior to such early repayment, interest and principal payments received by

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2003
                                   (Unaudited)

         the Partnership in respect of the note receivable were recorded as an increase in the deposit, as further described in "Sale of Fox Squirrel Country Club / The Lakes Country Club" elsewhere in this Item 2.

         The Partnership recognized a gain on the sale of the assets of Fox Squirrel/The Lakes of $341,221. The sale of the assets of Fox Squirrel/The Lakes was completed on March 9, 2001 and the transaction was recorded as a sale in the Partnership's financial statements on June 30, 2003. During the intervening period, the transaction was recorded using the deposit method as defined in SFAS 66. Accordingly, there are no financial results of operations of Fox Squirrel/The Lakes for the first nine months of 2003 or 2002.

         - DIRECT COSTS OF PROPERTY SOLD

         Direct costs of property sold for the first nine months of 2003 and 2002 were $14,448 and $8,574, respectively. Management attributes the increase in costs principally to the fact that the cost basis of the commercial lots sold during 2003 reflect a portion of the cost to build the multi-user septic system, whereas no such costs were applicable to commercial lots sold during 2002.

         - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $234,463 for the first nine months of 2003, compared to $210,597 for the same period of 2002. The principal components of the approximately 11% increase are as follows:

           - Real estate taxes - A 21% increase in taxes, or $7,613, is due primarily to an increase in assessed values of the Partnership's land in Boiling Spring Lakes following a reassessment for all of Brunswick County, NC.

           - Accounting and auditing fees - A 109% increase, or $8,079, is due, in part, to the timing of receipt of invoices by the Partnership relating to accounting and auditing work and, in part, to higher fees charged to SEC-reporting entities by accountants and auditors generally following the enactment of the Sarbanes-Oxley Act of 2002.

           - State income taxes - During the first nine months of 2003, the Partnership paid taxes to the State of North Carolina and the State of South Carolina totaling $5,500, whereas no such payments were made during the same period of 2002. For Federal income tax purposes, the Partnership is taxed as a partnership; accordingly all federal income taxes are the responsibility of each partner. However, North Carolina and

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2003
                                   (Unaudited)

                  South Carolina require that the Partnership file a composite return and pay the tax on behalf of the non-resident partners.

         B. THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

         - REVENUE

         Revenue from property sales, and the number and type of property sold for the third quarter of 2003 and 2002 are set forth in the table below.

                                              Three Months Ended
                                                 September 30,
                                              -------------------
                                                2003       2002
                                              --------   --------
PROPERTY SOLD
   Boiling Spring Lakes, NC:
      Individual undeveloped lots                    5          5
      Commercial land (acres)                     2.45         --
      Other land (acres)                            --         --
   Pimlico Plantation, SC:
      Individual undeveloped lots                   --         --

REVENUE
   Boiling Spring Lakes, NC:
      Individual undeveloped lots             $ 73,451   $ 53,706
      Commercial land                          149,513         --
      Other land                                    --         --
   Pimlico Plantation, SC:
      Individual undeveloped lots                   --         --
                                              --------   --------
   Total Revenue                              $222,964   $ 53,706
                                              ========   ========

         - Boiling Spring Lakes, NC

         Individual Undeveloped Lots - The same number of lots were sold during the third quarter of 2003 as during the same period of 2002. Management attributes the constant level of lot sales to a static real estate market in Brunswick County, North Carolina. Management attributes the 37% increase in revenue to the relative mix of lots sold. Lots adjoining or close to the golf course for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots which are not suitable for on-site septic systems.

         Commercial Land - The Partnership sold 2.45 acres during the third quarter of 2003, whereas none were sold during the third quarter

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2003
                                   (Unaudited)

         of 2002. The Partnership experiences great volatility in sales from year to year as to revenue and acreage, and often the Partnership records no sales in a fiscal quarter or even a fiscal year.

         Rental income for the third quarter of 2003 and 2002 was $2,473 and $1,550, respectively. The increase is due principally to the vacancy of the rental property for a portion of 2002. Interest income and finance charges for the third quarter of 2003 were $3,224, compared to $1,427 for the same period of 2002. Substantially all of the increase is due to the higher average cash balances maintained by the Partnership during 2003 than during 2002.

         - DIRECT COSTS OF PROPERTY SOLD

         Direct costs of property sold for the three months ended September 30, 2003 were $11,025, compared to $1,558 for the same period of 2002. Management attributes the increase in costs principally to the fact that the cost basis of the commercial lots sold during the third quarter of 2003 reflect a portion of the cost to build the multi-user septic system, whereas no commercial lots were sold during the third quarter of 2002.

         - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $92,236 for the third quarter of 2003, compared to $76,175 for the same period of 2002. The principal components of the approximately 21% increase are as follows:

         - Commissions - Payments totaling $5,600 relating to the sale of commercial land were paid during the third quarter of 2003. No commercial land was sold - and, hence, no commissions were paid in respect thereof - during the third quarter of 2002.

         - Accounting and auditing fees - A 90% increase, or $6,832, is due, in part, to the timing of receipt of invoices by the Partnership relating to accounting and auditing work and, in part, to higher fees charged to SEC-reporting entities by accountants and auditors generally following the enactment of the Sarbanes-Oxley Act of 2002.

         - Legal - The Partnership incurred $2,040 in legal expenses relating primarily to the early repayment of principal and renegotiation of terms of the note receivable during the third quarter of 2003, whereas no such fees and expenses were incurred in the same period of 2002.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2003
                                   (Unaudited)

         Inflation has had only a minor impact on the Partnership's operations during the first nine months of 2003 and 2002.

         Capital Resources and Liquidity

         Operating activities provided $610,854 of net cash during the first nine months of 2003, compared to $79,746 of net cash provided by operating activities during the same period of 2002. The change is primarily attributable to the early prepayment of principal on the note receivable relating to the sale of Fox Squirrel Country Club recorded in 2003.

         Investing activities used net cash of $38,277 during the first nine months of 2003, compared to $35,416 of net cash used during the same period of 2002. The change is primarily attributable to the timing of receipt of invoices and payments in connection with work to rebuild an earthen dam in 2003 and 2002.

         Financing activities used $129,017 of net cash during the first nine months of 2003, compared to $3,401 of net cash used during the same period of 2002. Payment of accrued expenses to affiliates and early repayment in full of existing long-term debt during the third quarter of 2003 represented substantially all of the difference.

         During the second quarter of 2003, the Partnership renegotiated the terms of its loan from a local financial institution to provide for a lower interest rate. As of April 2, 2003, the note had a balance outstanding of $107,038, bore interest at a fixed rate of 5.65%, and provided for equal monthly payments of $1,020 through March 2006, with a final balloon payment due on the maturity date of April 2, 2006. In August 2003, the Partnership elected to repay the existing balance of the note. After giving effect to such repayment, the Partnership has no long-term debt.

         Off Balance Sheet Arrangements

         The Partnership does not utilize off balance sheet arrangements, and there were none during the first nine months of 2003 or 2002.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2003
                                   (Unaudited)

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

         The Partnership's interest-bearing assets at September 30, 2003 are as follows:

            - Cash, substantially all of which is deposited at a local financial institution. The interest rate earned on the cash balance is variable. During the third quarter of 2003, cash balances averaged $727,908.

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

         Had the average level of interest rates during the first nine months of 2003 been higher or lower by 100 basis points or one percent (1%), the Partnership would have earned approximately $3,361, more or less, on its cash balances, based upon average quarterly balances.

         During the third quarter of 2003, the Partnership repaid the remaining unpaid balance, or approximately $104,991, of long-term debt secured by a mortgage on an improved residential lot. As a result, at September 30, 2003, the Partnership has no interest-bearing liabilities. Since the interest rate on the Partnership's long-term debt was fixed, there would have been no change in interest expense had the average level of interest rates during the first nine months of 2003 been higher or lower by 100 basis points or one percent (1%) but for the renegotiation of the interest rate in April 2003 to a lower, fixed rate. If interest rates had been higher or lower by 100 basis points, or one percent (1%), in April 2003 when the Partnership negotiated the lower fixed rate, the Partnership's interest expense for the first nine months of 2003 would have been approximately $450 higher or lower, respectively.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2003
                                   (Unaudited)

ITEM 4.  Controls and Procedures

         Within the 90 day period prior to the filing date of this quarterly report on Form 10-Q, the General Partner, under the direction of Davis
         P. Stowell, President of the General Partner, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15(d)-14c (since the Partnership has no executive officers, Mr. Stowell carries out the responsibilities of the chief executive officer and chief financial officer of the Partnership). Based upon that evaluation, Mr. Stowell concluded that the Partnership's disclosure controls and procedures are effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date that evaluation was carried out. The General Partner intends to periodically evaluate the Partnership's disclosure controls and procedures as required by the Exchange Act Rules.

                       REEVES TELECOM LIMITED PARTNERSHIP
                               SEPTEMBER 30, 2003
                                   (Unaudited)

                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  31 Certification of Quarterly Report by Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14.

                  32 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.
                           Section 1350*.

                           * Exhibit 32 is to be treated as "furnished" rather than "filed" as part of this report.

         (b) No reports were filed on Form 8-K for the quarter ended September 30, 2003.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2003
                                   (Unaudited)

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

                                             REEVES TELECOM LIMITED PARTNERSHIP

                                             By:  Grace Property Management Inc.
                                                  General Partner

                                             By:  /s/ DAVIS P. STOWELL
                                                  -----------------------------
                                                  Davis P. Stowell
                                                   President

Dated: November 12, 2003