Form 10-K
period 2003-12-31
REEVES TELECOM LTD PARTNERSHIP
filed 2004-03-30
CIK 314741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

                                       or

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to
      _________________

Commission file number: 110-9305


                       REEVES TELECOM LIMITED PARTNERSHIP
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                South Carolina                               57-0700063
      ---------------------------------                 ---------------------
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
    Partnership Units                                    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes | | No |X|

On March 19, 2004, registrant had outstanding 1,812,062 partnership units. See
Item 5. There is no active market for the partnership units, nor was there an active market for the partnership units at any time during 2003. As of March 19, 2004, non-affiliates held 1,321,159 partnership units.

The following documents are incorporated by reference into this annual report on Form 10-K: NONE.

                        [THE REST OF THIS PAGE IS BLANK]

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I .......................................................................    1
    Item 1. Business .........................................................    1
    Item 2. Properties .......................................................   17
    Item 3. Legal Proceedings ................................................   19
    Item 4. Submission of Matters to a Vote of Security Holders ..............   19
PART II ......................................................................   20
    Item 5. Market for Registrant's Common Equity and Related Stockholder
            Matters ..........................................................   20
    Item 6. Selected Financial Data ..........................................   21
    Item 7. Management's Discussion and Analysis of Financial Condition and
            Results of Operations ............................................   22
    Item 7A. Quantitative and Qualitative Disclosures about Market Risk ......   33
    Item 8. Financial Statements and Supplementary Data ......................   34
    Item 9. Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure .............................................   34
    Item 9A. Controls and Procedures .........................................   35
PART III .....................................................................   36
    Item 10. Directors and Executive Officers of Registrant ..................   36
    Item 11. Executive Compensation ..........................................   37
    Item 12. Security Ownership of Certain Beneficial Owners and Management ..   38
    Item 13. Certain Relationships and Related Transactions ..................   39
    Item 14. Principal Accountant Fees and Services ..........................   41
PART IV ......................................................................   44
    Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K   44
SIGNATURES ...................................................................   47

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Reeves Telecom Limited Partnership (the "Registrant" or the "Partnership") is a South Carolina limited partnership that is engaged in owning, developing, selling, leasing, or otherwise dealing in real estate in North Carolina.

BACKGROUND; DEVELOPMENT OF BUSINESS

      The Partnership was formed for the purpose of accepting certain assets and liabilities from its predecessor corporation, Reeves Telecom Corporation (the "Corporation"). The Corporation sold its principal assets during the twelve-month period ended May 15, 1980 and distributed cash and the limited partnership units of the Partnership to its former shareholders as a liquidation distribution. The Partnership was initially organized October 25, 1979 but had only nominal assets and no liabilities until May 15, 1980. To reflect a change in South Carolina law, the Partnership's name was changed from Reeves Telecom Associates to Reeves Telecom Limited Partnership on January 21, 1987.

      The Partnership succeeded to the ownership of real estate situated within two developments, Boiling Spring Lakes in North Carolina, and Pimlico Plantation in South Carolina. By 1990, substantially all of the real estate within Pimlico Plantation had been sold (with the final lot sold in 2003), and since then the Partnership's principal assets have been its real estate in Boiling Spring Lakes and a golf course and country club located within that development. See Item 2, "Properties."

      From its inception to mid-1993, in view of limited resources, Management focused on holding down costs until the Partnership could sell all or substantially all of its assets in a bulk sale. Local real estate brokers were relied upon to generate individual lot sales, and the golf course and country club were leased to a third party operator. Under this arrangement, lot sales were slow and, generally, operating expenses significantly exceeded revenue from such sales.

      Since June 1993, Management has focused on the sale of individual lots on an all-cash basis through the Partnership's sales office in Boiling Spring Lakes. The Partnership also became increasingly involved in the management and operation of the golf course and country club.

      During 2000, the Partnership sold approximately 5,127 acres of land, or approximately 80% of the total acreage then owned by the Partnership in Boiling Spring Lakes, to The Nature Conservancy. The sale generated gross proceeds of $2,400,000.

      In March 2001, the Partnership sold the assets of the golf course and country club for total consideration of $862,500, consisting of a combination of cash and a note receivable. For financial reporting purposes, the assets that were sold remained on the Partnership's balance sheet and were classified as assets held for sale or disposal, and the operations of the golf course and country club were classified as discontinued operations through the date of sale. In June 2003, the buyer of the assets made a substantial prepayment of principal on the note receivable, and the transaction was recorded as a sale of assets on the Partnership's financial statements for the fiscal year ended December 31, 2003. See "Description of Business - Boiling Spring Lakes - Golf Course and County Club," below.

      See the Partnership's audited financial statements and the summary information set forth in Table 5, "Selected Income Statement Data," and Table 6, "Selected Balance Sheet Data," for financial information on the business segments.

DESCRIPTION OF BUSINESS

-     BOILING SPRING LAKES

      -     REAL ESTATE SALES

      Boiling Spring Lakes began in 1962 as a 14,000-acre development. Most of the land has been sold and that which remains lies within the City of Boiling Spring Lakes, in Brunswick County, North Carolina. Revenue from real estate sales and the type of land sold for each of the last five fiscal years ended December 31 are shown on Table 1, below (see "Description of Business - Pimlico Plantation," for revenue from real estate sales in Pimlico Plantation).

      As used in Table 1 and throughout this annual report on Form 10-K:

      - "individual lot" refers to a platted residential lot (a platted residential lot owned by the Partnership typically comprises approximately 1/3-acre, although some lots are less than 1/4-acre and some comprise up to 5 acres);

      - "unimproved individual lot" refers to an individual lot on which construction of a house has not yet been started;

      - "improved individual lot" refers to an individual lot on which the construction of a house has been started, even if at the time of sale construction was not completed;

      - "commercial land" refers to land zoned or otherwise intended by the Partnership for commercial use; and

      - "other land" refers to all other types of unimproved land of varying sizes.

                     TABLE 1: REVENUE FROM REAL ESTATE SALES
                AND TYPE OF PROPERTY SOLD IN BOILING SPRING LAKES

                            2003       2002       2001     2000 [a]     1999
                          --------   --------   --------   --------   --------
REVENUE

Individual lots:

     Unimproved           $228,849   $250,454   $347,832   $378,732   $317,929

     Improved                   --         --         --         --    130,865

Commercial land            230,013     65,410         --         --     70,378

Other land                      --         --     72,911     56,437     36,269
                          --------   --------   --------   --------   --------
Total revenue             $458,862   $315,864   $420,743   $435,169   $555,441
                          ========   ========   ========   ========   ========
TYPE OF PROPERTY SOLD

Individual lots:

     Unimproved                 27         19         68         55         65

     Improved                   --         --         --         --          1

Commercial land (acres)          7          6         --         --          4

Other land (acres)              --         --         23          2          2

[a] Excludes two transactions with The Nature Conservancy in 2000 covering approximately 5,127 acres, which generated gross revenue of $2,400,000.

      During 2000, the Partnership sold approximately 5,127 acres of land to The Nature Conservancy in two transactions for an aggregate of $2,400,000. The first transaction involved the sale of certain large tracts of undeveloped land, mostly wetlands and woodlands, for an aggregate of $1,625,850, and closed in July 2000. The second transaction involved the sale of certain unimproved individual lots, small tracts and certain commercial land for an aggregate of $774,150, and closed in September 2000.

      The one improved individual lot sold during 1999 generated a profit of approximately $11,200.

      Since the 1970's, health standards in Brunswick County have become increasingly stringent regarding septic tanks and on-site sewage disposal. Management estimates that 70% to 75% of the property in Boiling Spring Lakes that would have complied with applicable regulations in the 1970's do not meet present health standards. This has had a detrimental effect on the Partnership's real estate operations, primarily by substantially reducing the price that the Partnership can realize for land that is not suitable for the installation of an individual on-site septic system. In limited cases the problem can be cured by the use of drains, or by the scraping away of hard pan and adding fill dirt. In most cases, however, the only solution to the inability to install an on-site septic system on individual lots is to install a sewer system covering multiple lots, portions of a section, or larger areas. In 1997, the Partnership installed a small multi-user system on certain commercial land. Depending upon the Partnership's financial resources, the market for real estate in and around Boiling Spring Lakes, and economic conditions generally, among other factors, Management may consider installing one or more similar multi-user systems in other areas of the development in the future but currently there are no plans to do so. The Partnership has no plans to install a sewer system covering most or all of the land remaining in the Partnership's inventory. Brunswick County has plans for an area-wide sewer system for Boiling Spring Lakes; however, there is no firm date for the County to begin installing such a system and the Partnership believes that installation is at least several years in the future.

      -     GOLF COURSE AND COUNTRY CLUB

      Fox Squirrel Country Club, now known as The Lakes Country Club ("Fox Squirrel/The Lakes"), is a semi-private golf course and country club. Its 18-hole golf course serves as the centerpiece of the Boiling Spring Lakes development. Management believes that its attraction as a recreational facility to those who are considering purchasing or building a home in the area allows the Partnership to generate more lot sales, at a higher sales price per lot, than would be the case in the absence of such a facility.

      On March 9, 2001, the Partnership sold the assets of Fox Squirrel/The Lakes to WW-Golf & Services, LLC, a South Carolina limited liability company ("WW-Golf"), for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable (the "Promissory Note") having an initial principal amount of $712,500. Originally, the Promissory Note bore interest at an annual rate of 9.5% and matured on March 9, 2004, and WW-Golf was obligated to make monthly payments of $6,641 per month commencing April 9, 2001 up to and including February 9, 2004, and a final payment of $677,642 on March 9, 2004. The Partnership had a security interest in all of the assets sold until the Promissory Note was paid in full. In June 2003, in connection with WW-Golf's obtaining financing from a local financial institution (the "Bank"), WW-Golf made an early repayment of principal of $534,748, reducing the unpaid principal amount outstanding under the Promissory Note at that time to $147,757. The terms of the Promissory Note were then modified to provide for an annual interest rate equal to the higher of (i) 8.75% and (ii) 2% over the Bank's prime rate, and the maturity date was extended to June 15, 2008. Assuming that the interest rate on the Promissory Note remains at 8.75%, the Promissory Note as modified provides for payments of principal and interest as follows: (i) $779 of interest only on July 9, 2003, (ii) monthly payments of $1,371 from August 9, 2003 up to and including July 9, 2008, and (iii) a final payment of $125,459 on July 15, 2008. In addition to the foregoing modifications to the Promissory Note, the Partnership subordinated its lien priority on the assets sold to WW-Golf to that of the Bank.

      The cash down payment of $150,000 received by the Partnership in March 2001 represented less than 25% of the total consideration paid for the assets; therefore, the transaction was originally recorded on the Partnership's financial statements using the deposit method as defined in SFAS 66. Under the deposit method, among other things, the assets that were sold remained on the Partnership's balance sheet and were classified as assets held for sale or disposal, and the operations of the golf course and country club were classified as discontinued operations through the date of sale. In June 2003, WW-Golf made an early repayment of principal of $534,748. With such repayment of principal, the cash consideration paid by WW- Golf exceeded 25% of the total consideration paid for the assets. Accordingly, for the fiscal year ended December 31, 2003, the transaction was recorded on the Partnership's financial statements as a sale of assets and a $341,221 gain on the sale of the assets was recognized. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Accounting for the Sale of the Assets of Fox Squirrel/The Lakes."

      In connection with the sale of the assets of Fox Squirrel/The Lakes, in March 2001 the Partnership and WW-Golf entered into an indemnification agreement relating to the remediation of certain environmental contamination from an underground storage tank formerly located on the golf club grounds. Pursuant to such agreement, WW-Golf had the right to extend the maturity of the Promissory
Note if the Partnership had not, prior to the original March 9, 2004 maturity date, completed the remediation. The indemnification agreement limited the length of time that the maturity date could be extended to 20 years. In connection with the modification of the Promissory Note terms in June 2003, the Partnership and WW-Golf agreed to a modification of the indemnification agreement that limits the Partnership's indemnification to not later than June 17, 2005. In addition, WW-Golf gave up its right to further extensions of the Promissory Note's maturity date. The Partnership believes that all necessary remediation work had been completed as of December 31, 2001, although the North Carolina Department of Environment and Natural Resources ("NCDENR") has required the Partnership to continue monitoring and testing the subsurface groundwater. The results of all but one of the tests of subsurface groundwater conducted in 2001 and thereafter showed no concentrations of hydrocarbon contamination exceeding permissible limits; the sole exception is a test conducted in 2003 showing concentrations approximating permissible limits. The most recent sampling of subsurface groundwater was taken in February 2004. The written test results have not yet been received but the Partnership was advised orally that the test results showed no concentrations of hydrocarbon contamination exceeding permissible limits. The Partnership is waiting for a closure letter from NCDENR, although it is possible that NCDENR may require the Partnership to conduct further monitoring and testing. See "Description of Business - Risk Factors - Environment Matters - Underground Storage Tank; Indemnification."

      The Partnership's revenue and operating loss from Fox Squirrel/The Lakes for the last five fiscal years ended December 31 are shown on Table 2, below.

                       TABLE 2: REVENUE AND OPERATING LOSS
               FOX SQUIRREL COUNTRY CLUB / THE LAKES COUNTRY CLUB

                    2003        2002        2001         2000         1999
                 ---------    --------   ---------    ---------    ---------
Revenue                $--         $--   $  32,511    $ 332,462    $ 355,506
Operating loss          --          --     (67,326)    (214,975)    (192,953)

      The Partnership sold the assets of Fox Squirrel/The Lakes on March 9, 2001 and, accordingly, the results of Fox Squirrel/The Lakes are shown as a discontinued operation on the Partnership's financial statements for all periods presented. Revenue and Operating Loss for 2001 shown in Table 2 are for the period from January 1, 2001 until March 9, 2001. Since Revenue and Operating Loss for each of 1999 and 2000 are for twelve-month periods, a comparison of Revenue and Operating Loss for 2001 to prior years does not present an accurate portrayal of the comparative performance of Fox Squirrel/The Lakes.

      -     OTHER

      From time to time the Partnership has generated revenue in Boiling Spring Lakes from sources other than real estate sales and Fox Squirrel/The Lakes, such as rental income and the sale of timber and pine straw on certain unsold lots. The amount of revenue generated from such sources during the last five fiscal years ended December 31 is shown on Table 3, below.

                     TABLE 3: OTHER REVENUE AND OTHER INCOME
                             IN BOILING SPRING LAKES

                           2003     2002     2001     2000     1999
                          ------   ------   ------   ------   ------
Other revenue [a]         $   --   $   --   $8,920   $   --   $   --

Sale of timber [a]            --       --       --       --    1,266

Rental income - net [b]    1,375    3,766    2,550    3,400       --

Notes:

[a]   Reported under "Revenues" on the Statements of Operations.

[b] Reported as a separate line item under "Operating Income/(Loss)" on the Statements of Operations.

-     PIMLICO PLANTATION

      Pimlico Plantation is a development located in Berkeley County, South Carolina. Virtually all of the land in Pimlico Plantation was sold in past years. The last lot owned by the Partnership in the development was sold in 2003. Revenue from lot sales and the number of lots sold during the last five fiscal years ended December 31 are set forth in Table 4, below.

                     TABLE 4: REVENUE FROM REAL ESTATE SALES
                  AND NUMBER OF LOTS SOLD IN PIMLICO PLANTATION

                         2003      2002      2001      2000      1999
                        ------    ------    ------    ------   -------
Revenue                $24,545   $    --   $20,104   $    --   $    --
Individual lots sold         1        --         1        --        --

      During the first quarter of 2002, the Partnership donated two park/recreational lots to the Pimlico Civic Club. These two lots had no realizable value and were carried on the Partnership's balance sheet at no cost. Consequently, the Partnership recorded no gain or loss from the donation. As of December 31, 2003, the Partnership owns no assets in Pimlico Plantation.

-     SEASONALITY

      The sale of real estate in North Carolina is seasonal. The Partnership has generally experienced slower than average lot sales in the period from November to January, inclusive.

-     MARKETING AND ADVERTISING

      The Partnership's marketing and advertising plan emphasizes the print media to promote the sale of its land and, when available for sale, improved individual lots.

-     DEPENDENCE UPON CUSTOMERS

      For the year ended December 31, 2003, the Partnership generated revenue of $230,013 from the sale of commercial land in Boiling Spring Lakes in three separate transactions involving different buyers. Such revenue represents approximately 48% of total revenue from property sales for 2003, and approximately 15% of total revenue for 2003. For the year ended December 31, 2000, $2,400,000 in revenue from property sales, or approximately 85% of the total for that year, was attributable to one buyer. Generally, however, the Partnership is not dependent in any respect upon one or a few customers, the loss of any one of which might significantly affect the financial results of the Partnership.

-     COMPETITION

      The real estate market in Brunswick County, North Carolina is extremely competitive. The Partnership competes against other real estate developers, real estate brokers, property owners acting without brokers, and others. Property values are dependent upon, among other factors, proximity to and the nature and quality of recreational facilities, retail shopping, commercial sites and schools, and the availability of municipal water (as opposed to well water) and sewer service (as opposed to septic systems). Management believes that other real estate developers have bought some of the Partnership's land in past years and that other developers may buy land from the Partnership in the future, and that such developers may compete with the Partnership for land sales or sale of improved properties.

      Many real estate developments in Brunswick County provide recreational facilities, such as a golf course, lakes and/or swimming pools, and tennis courts. In many cases, depending upon the financial resources of the particular developer, such facilities are more extensive and/or more varied than the facilities in Boiling Spring Lakes. Lots associated with such facilities generally command higher sales prices than lots owned by the Partnership. Management believes that the Partnership can compete effectively against other real estate developers, many of whom are believed to have substantially greater resources than the Partnership, principally on the basis of price.

-     RECENT REAL ESTATE MARKET CONDITIONS

      The real estate market in Brunswick County, North Carolina was weak for most of 2003, continuing a trend that began in mid-2001. Not until late 2003 did the combination of low interest rates and a generally improving economy lead to a perceptible increase in demand for buildable residential lots. Through early March 2004, the core market has gained strength, though market prices for buildable lots have not reached the peak levels seen in the period 2000 to 2002. Management believes that demand for buildable lots and market prices for such lots in the southern coastal region of North Carolina will continue to improve into the second quarter of 2004.

- GOVERNMENT REGULATION; ENVIRONMENTAL LAWS AND REGULATIONS; ENDANGERED AND PROTECTED SPECIES

      The real estate development industry is subject to extensive and complex regulations. The Partnership must comply with various federal, state and local laws, ordinances, rules and regulations regarding zoning and construction; population density; availability and installation of utility services such as water, electricity, gas and waste disposal; the preservation of the natural terrain; and other related matters. The Partnership is subject to the Interstate Land Sales Full Disclosure Act, which requires registration with the U.S. Department of Housing and Urban Development of any project that consists of 100 or more lots. The Partnership relies upon its employees, the General Partner, and various legal and other advisors for the expertise necessary to comply with all applicable regulations.

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

-     EMPLOYEES

      The Partnership has two full-time employees, both of whom are located in the sales office in Boiling Spring Lakes, North Carolina. Officers and employees of the General Partner and one or more of its affiliates devote a portion of their time to the management and affairs of the Partnership. Such persons, however, have other responsibilities and they will devote only as much of their time to the business of the Partnership as the General Partner, in its judgment and experience, determines is reasonably required.

-     LIQUID ASSETS AND RESERVES

      As of December 31, 2003, the Partnership held $822,517 in cash. Accounts payable and accrued expenses, including accrued expenses owed to affiliates, as of such date totaled $149,184.

      The Partnership Agreement obligates the General Partner to distribute Distributable Cash (as such term is defined in the Partnership Agreement). Distributable Cash excludes, among other items, reserves established for working capital, contingent liabilities, taxes, debt service, repairs, replacements, renewals, capital expenditures, or other purposes consistent with the Partnership Agreement. Such reserves are used solely for calculating Distributable Cash and are not treated as deductions from income for accounting purposes. At the beginning of 1999, reserves totaling $850,000 had been established. During 1999, a reserve of $150,000 was established to purchase and refurbish a residential property for resale. Also during 1999, a reserve of $50,000 was established for certain capital improvements at Fox Squirrel/The Lakes. During 2000, reserves of $175,000 were established to fund certain capital improvements within the development. During 2001, reserves totaling $100,000 were established to fund repairs to a dam and certain road repair and improvement work within the development. During 2002, reserves totaling $100,000 were established to fund the additional cost of repairs to the dam and certain road repair and improvement work within the development. During 2003, reserves totaling $250,000 were established to fund costs associated with the extension of municipal water service to land owned by the Partnership and to fund certain road repair and improvement work within the development.

-     RISK FACTORS

      The Partnership's business faces numerous risks, including those set forth below. If any of the following risks and uncertainties develop into actual events, the Partnership's business, financial condition or results of operations could be materially adversely affected. The risks described below are not the only ones the Partnership faces. Additional risks not presently known to Management or that Management currently deems immaterial may also impair the Partnership's business operations.

      -     DETERIORATION IN ECONOMIC CONDITIONS AND THE REAL ESTATE MARKET

      The Partnership's ability to generate revenues is directly related to the real estate market, primarily in North Carolina, and to the national and local economy in general. Considerable economic and political uncertainties currently exist that could have adverse effects on consumer buying habits, construction costs, availability of labor and materials, and other factors affecting the Partnership and the real estate industry in general. Significant expenditures associated with investment in real estate, such as real estate taxes and infrastructure maintenance costs, cannot generally be reduced if changes in North Carolina's or the nation's economy cause a decrease in revenues from the sale of the Partnership's real estate. As a result, if the growth rate for the nation's economy declines or if a recession occurs, the Partnership's profitability could be materially adversely affected.

      -     CONCENTRATION OF BUSINESS IN NORTH CAROLINA

      The economic growth and health of the State of North Carolina, particularly in Brunswick County and the southern coastal region where the Partnership's land is located, are important factors in sustaining demand for the Partnership's real estate. As a result, any adverse change to the economic growth and health of North Carolina, particularly Brunswick County, could materially adversely affect the Partnership's financial results. The future economic growth of Brunswick County may be adversely affected if its infrastructure, such as roads, airports, medical facilities, and schools, are not improved to meet increased demand. There can be no assurance that these improvements will occur.

      -     CHANGES IN INTEREST RATES

      The Partnership's business is sensitive to changes in interest rates. Generally, demand for real estate decreases when interest rates are high or increasing, and demand increases when interest rates are low or decreasing. Interest rates are currently very low by historical standards. An increase in interest rates could reduce the demand for individual lots, commercial properties, and other land that the Partnership sells or develops. A reduction in demand could materially adversely affect the Partnership's profitability.

      The Partnership currently has no long-term debt; however, if the Partnership were to incur debt in the future, the Partnership would have exposure to changes in market rates. If the Partnership were to incur fixed rate debt, the Partnership would have exposure to changes in market rates at the time such debt matures in that a market interest rate higher than that on the maturing debt: (a) may lower the amount of proceeds secured from a refinancing, and (b) will decrease cash flow from future operations due to the higher interest rate. If the Partnership were to incur floating rate debt, the Partnership would also have exposure to changes in market rates in that with increases in market interest rates, interest costs on such debt would increase and cash flow from future operations would decrease while such floating rate debt is outstanding.

      -     REAL ESTATE OPERATIONS ARE CYCLICAL

      The Partnership's business is affected by demographic and economic trends and the supply and rate of absorption of lot sales and new construction. As a result, the Partnership's real estate operations are cyclical, which may cause revenues and operating results to fluctuate significantly from quarter to quarter and from year to year, and to differ materially from the expectations of Management and investors.

      -     REAL ESTATE ASSETS ARE ILLIQUID

      Real estate generally cannot be sold quickly. It may not be possible to sell land on favorable terms when it is to the Partnership's economic advantage to do so.

      -     NATURAL DISASTERS

      The southern coastal region of North Carolina has historically experienced natural disasters, such as fires, hurricanes, floods, unusually heavy or prolonged rain, and droughts. In the past, the Partnership's operations have been affected by such occurrences through lower real estate sales and higher operating and capital costs associated with clean-up and repairs in the aftermath of such occurrences. The occurrence of natural disasters, such as fires, hurricanes, floods, unusually heavy or prolonged rain, and droughts, could have a material adverse effect on the Partnership's ability to develop and sell properties or realize income from projects, and could result in higher than expected operating and capital costs.

      Due to protracted drought or near-drought conditions that existed for several years up to late 2002 in the southern coastal region of North Carolina, nearly all of the lakes within the City of Boiling Spring Lakes had a water level that was substantially below normal. These conditions resulted in a lowering of the water table, and sink holes developed in the bed of Boiling Spring Lake, the largest lake in the community, which resulted in a further lowering of the water level of that lake. A series of remedial measures taken by the City, combined with heavy precipitation during the fourth quarter of 2002, seem to have solved the issue of the sink holes and filled the lakes, including Boiling Spring Lake, to approximately normal levels. Currently, the lakes are generally at or near normal levels. A return to protracted drought or near-drought conditions in the coastal region of North Carolina could result in a reoccurrence of substantially lower water levels, including in Boiling Spring Lake, and the reoccurrence of one or more sink holes. The occurrence of such eventualities could have a material adverse effect on the Partnership's ability to develop and sell properties or realize income from projects.

      -     ENVIRONMENTAL MATTERS - GENERAL

      The Partnership is subject to various federal, state and local laws, ordinances and regulations regarding environmental matters. Under these laws, the Partnership may be required to investigate and clean up hazardous or toxic substances or petroleum product releases on land currently or formerly owned by it, and may be held liable to a governmental entity or to third parties for property damage and the cost of investigation, removal and decontamination incurred by such parties. The penalty may be imposed whether or not the Partnership was aware of, or responsible for, the hazardous or toxic substances, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, removal and decontamination of such substances could be substantial. If such substances are found on land currently owned by the Partnership, or there is a failure to properly remove or decontaminate the area, the property could be difficult to sell, rent or develop. Some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with such contamination. The Partnership may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

      -     ENVIRONMENTAL MATTERS - UNDERGROUND STORAGE TANK; INDEMNIFICATION

      In 2000, the Partnership removed an underground storage tank located adjacent to the club house building of Fox Squirrel/The Lakes. Soil samples taken shortly after the removal showed a certain amount of contamination of soil and indications that diesel fuel may have leaked into the subsurface groundwater. The Partnership undertook remediation by removing approximately 15 tons of contaminated soil, and adding fill to the affected area. Test wells were placed near the former site of the underground storage tank to measure the level of subsurface groundwater contamination, and the test results were submitted to the North Carolina Department of Environment and Natural Resources ("NCDENR"). Initial test results showed levels of groundwater contamination to be just above the standards. From time to time during 2002 and 2003, additional tests were performed on subsurface groundwater samples, and the test results were submitted to NCDENR. With one exception, all of the additional test results showed that the concentration of hydrocarbon compounds in the subsurface groundwater were either below detection limits or were substantially below standards; the one exception was the testing in May 2003, which showed that "C11-C22 aromatic concentration is non-compliant." NCDENR has requested the Partnership to continue monitoring and sampling the groundwater and to submit the test results to NCDENR periodically. The latest samples of subsurface groundwater were taken in February 2004. The written test results have not yet been received but the Partnership was orally advised that the concentration of hydrocarbon compounds in the subsurface groundwater were either below detection limits or were substantially below standards.

      The Partnership believes that all necessary remediation work has been completed and that only additional monitoring and testing will likely be required before NCDENR issues a final closing letter releasing the Partnership from future monitoring and testing. If NCDENR should request the Partnership to conduct additional monitoring and testing or to conduct additional remediation, the Partnership believes that the cost of any such additional monitoring and testing or remediation is not likely to be material.

      In connection with the sale of the assets of Fox Squirrel/The Lakes, the Partnership entered into an indemnification agreement with WW-Golf, the buyer of the assets. Pursuant to such indemnification agreement, as amended, the Partnership's liability related to testing and remediation involving the underground storage tank does not extend beyond June 17, 2005. However, should NCDENR require additional testing and/or remediation beyond June 17, 2005, and should WW-Golf be unable to bear the entire cost of such testing and/or remediation, it is possible that the Partnership will be required to bear some or all of such costs.

      -     ENDANGERED/PROTECTED SPECIES

      Portions of Boiling Spring Lakes and the surrounding area are known or believed to be the habitat of various species of flora and fauna which have been identified as endangered or protected species. Development of the Partnership's land is subject to various laws and regulations intended to limit disturbance of endangered and protected species. The Partnership may be subject to common law claims by third parties based on damages and costs resulting from the presence of endangered or protected species on or near land owned by the Partnership.

      -     ZONING AND OTHER REGULATIONS

      At December 31, 2003, the Partnership owns approximately 244 acres of undeveloped, unplatted land intended for residential use and approximately 223 additional acres of undeveloped, unplatted land intended for commercial use. Changes in zoning or other regulations may prevent the Partnership from subdividing all or a substantial portion of such acreage, which, in turn, may adversely affect the Partnership's ability to continue generating revenue from real estate sales and/or its ability to effect a bulk sale of all or substantially all of its assets. Rezoning commercial land for residential use may not be possible or, if possible, may be prohibitive due to time and cost. The inability to obtain a rezoning of commercial land may prevent the Partnership from realizing any value in a sale of such land. In addition, changes in zoning or other regulations may require significant modifications to or the abandonment of the phased development project described in Item 2, "Properties - Boiling Spring Lakes," and/or require substantially greater expenditures by the Partnership than currently expected to complete the phased development project.

      -     AVAILABILITY OF WATER AND SEWER SERVICES

      The lack of municipal water and public sewer services to most of the City of Boiling Spring Lakes has been a major inhibiting factor in the Partnership's efforts to sell and/or develop land in the development. Virtually all residents are forced to rely upon well water and individual septic systems. The City of Boiling Spring Lakes plans to begin phasing in municipal water service to certain portions of the development beginning in 2004. The extension of water service to other portions of the development will depend on, among other factors, the ability to control costs of laying pipelines and the demand for such water service. Brunswick County has plans for an area-wide sewer system for Boiling Spring Lakes; however, there is no firm date for the County to begin installation of such a system and the Partnership believes that such installation is at least several years in the future. A significant portion of the cost of water distribution and sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land.

      -     INCREASED OPERATING OR CAPITAL COSTS

      The Partnership is responsible for maintaining certain roads, most of which are unpaved, and certain road rights-of-way within the City of Boiling Spring Lakes. During 2001, 2002 and 2003, the Partnership spent a total of approximately $47,270 for rocking and paving roads. Otherwise, in recent years, the Partnership has not spent significant amounts toward maintaining such roads and rights-of-way, and the amount required to maintain them may increase substantially, or the failure by the Partnership to provide proper maintenance in the future may subject the Partnership to substantially greater risk of litigation from persons adversely affected by such failure.

      The Partnership is responsible for the maintenance and repair of a dam designed to retain water in one of the lakes. The dam was breeched and partially washed out following a storm approximately eight years ago. During 2001, 2002 and 2003, the Partnership spent a total of approximately $102,608 to repair the dam. The Partnership intends to deed the dam to the City of Boiling Spring Lakes during 2004. The City has required that additional work, in the form of adding "rip rap" to the dry side of the dam, be performed prior to accepting title. The Partnership expects to complete the additional work during the first quarter of 2004 but, until such time as the title is transferred, there can be no assurance that the City will not require the Partnership to undertake and complete additional work on the dam, or decide not to accept title, notwithstanding the additional work on the dam by the Partnership. The occurrence of a hurricane, flood, or unusually heavy or prolonged rain could result in damage to the dam. In such an eventuality before the transfer of title to the dam, the Partnership would be responsible for the repair costs, which could be substantial, and until such repair is completed, the Partnership's ability to develop and sell properties or realize income from projects could be materially adversely affected.

      -     NEW PROJECTS

      The Partnership may undertake one or more new projects within or nearby the development. Management may fail to accurately gauge conditions prior to undertaking a new project, and therefore the Partnership may not achieve anticipated results in the new project. If this were to occur, the Partnership may experience lower cash flow from operations. To the extent that the Partnership incurs debt to finance a portion of the capital costs of a new project, the cash flow from the new project may be inadequate to cover the debt service.

      -     NEED FOR ADDITIONAL CAPITAL

      To date, the Partnership has financed its operations with cash primarily from the sale of property, by accruing amounts owed to the General Partner and its affiliates, and from time to time borrowing from the General Partner and its affiliates or from local banks. If the Partnership does not generate enough cash from its operations to finance its business in the future, it may need to raise additional funds through private financing. If the Partnership borrows funds, it may be required to agree to restrictions limiting its operating flexibility. If the Partnership requires additional funds and is not able to obtain such funds, it would have a material adverse affect on the Partnership's operations.

      -     INSURANCE RISKS; UNINSURED DAMAGE TO PROPERTY

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

      Due in large part to the terrorist activities of September 11, 2001, insurance companies have re-examined many aspects of their business and have taken certain actions in the wake of these terrorist activities, including increasing premiums, mandating higher self-insured retentions and deductibles, reducing limits, restricting coverages, imposing exclusions (such as sabotage and terrorism), and refusing to underwrite certain risks and classes of business. Significantly increased premiums, mandated exclusions, or changes in limits, coverages, terms and conditions could adversely affect the Partnership's ability to obtain appropriate insurance coverages. However, at this time the only impact on the Partnership has been an increase in premiums.

      -     FINANCIAL COVENANTS ON INDEBTEDNESS

      At December 31, 2003, the Partnership has no debt outstanding. Should the Partnership incur indebtedness in the future, required payments on such future indebtedness generally would not be reduced if the Partnership's economic performance declines. If the Partnership's economic performance declines, cash flow from operations would be reduced. Under such circumstances, the Partnership might not be able to sell some of its assets quickly enough to avoid default on any such future indebtedness. If debt service payments could not be made, the Partnership might sustain a loss, suffer foreclosure by a mortgagee, or suffer judgments against the Partnership.

      -     FDIC INSURANCE RISK

      The Partnership maintains its cash primarily at a bank insured by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC insures deposits up to $100,000 per depositor, per bank, subject to certain conditions. At December 31, 2003, the Partnership maintained cash balances $722,467 in excess of FDIC-insured amounts. In the event that the bank where the Partnership maintains its accounts becomes insolvent, the Partnership may lose some or all of such excess.

      -     STRUCTURE AS A LIMITED PARTNERSHIP

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

ITEM 2. PROPERTIES

BOILING SPRING LAKES

      Boiling Spring Lakes began in 1962 as a 14,000-acre development. Part of the tract is now within the City of Boiling Spring Lakes, which has approximately 3,000 residents. Boiling Spring Lakes is in Brunswick County, 25 miles southwest of Wilmington, North Carolina, and 8 miles northwest of Southport, placing the city in the northern portion of the coastal corridor connecting Wilmington, North Carolina and Myrtle Beach, South Carolina.

      The Partnership's principal asset is its undeveloped land in Boiling Spring Lakes, comprising approximately 965 acres. As of December 31, 2003, the Partnership owns the following:

      - approximately 438 acres, divided into 1,290 platted unimproved individual lots, both recorded and unrecorded, intended for residential use;

      - approximately 304 acres of undeveloped land, including 60 acres that are divided into six 10-acre tracts, intended for residential use;

      - approximately 223 acres of undeveloped land intended for commercial use;

      - a single family residence comprising 1,648 sq. ft. that is rented out by the Partnership;

      - a building comprising approximately 500 sq. ft. that is leased to the City of Boiling Spring Lakes at a rate of $1 per year for use as a post office; and

      -     a sales office comprising approximately 1,269 sq. ft.

      The Partnership obtained from Robert C. Cantwell and Associates (the "Appraiser") an independent MAI appraisal report dated January 20, 2004 valuing the Partnership's real estate assets located in Boiling Spring Lakes at December 31, 2003. Such assets comprise substantially all of the assets of the Partnership on such date other than cash and the Promissory Note. The appraisal values the appraised assets at $1,200,000 (the "Appraised Value"). The Appraised Value is the Appraiser's opinion of the most probable price which the property should bring in a competitive and open market under all conditions requisite to a fair sale, and assumes, among other things, a typically motivated buyer and seller in an "arm's length" transaction, both parties are well informed or well advised about the assets and each acting in what he considers his own best interest, and a reasonable time is allowed for exposure in the open market. As such, there is no guarantee that the Partnership could realize the Appraised Value of such assets upon a sale. The actual sale price could be higher or lower than the Appraised Value. The appraisal is not in connection with any requested minimum, maximum or specific appraised value, any pending or proposed sale or other transaction, or approval of any loan involving the appraised assets or the Partnership. The foregoing summary of the appraisal is limited in its entirety to the full appraisal report, a copy of which is filed with the Securities and Exchange Commission as an exhibit to this annual report on Form 10-K (the photographs, maps and drawings that appear in the hard copy of the appraisal are necessarily excluded from the electronic filing of the exhibit).

      During 1988, the Partnership reduced the carrying value of the Boiling Spring Lakes property as a result of an appraisal obtained in December 1988. During 1993, 1995, 1998, and 2000, the Partnership obtained updated appraisals of the Boiling Spring Lakes property. Based upon those updated appraisals, no additional reduction to the carrying value was made. As a result of the appraisal dated as of December 31, 2003, the Partnership and its accountants believe that the valuation allowance at December 31, 2003 is appropriate, and that no adjustment to the valuation allowance need be made.

      Management intends to continue emphasizing the sale of individual lots at Boiling Spring Lakes, concentrating on lots situated on existing paved roads and rocked roads. The Partnership intends to continue selling its land on an all-cash basis.

      To increase lot sales, in 1995 Management initiated a project involving the construction of a house on a lot owned by the Partnership and the immediate marketing of the house and lot for sale, with the cost of construction financed with a line of credit from a local bank. After initial success in 1996, the Partnership continued the project in 1997, with the sale of two improved individual lots during the year; the first was sold for $115,000 and generated a profit of approximately $20,000, and the second was sold for $128,000 and generated a profit of approximately $17,100. In 1998, the Partnership sold one improved individual lot for $117,300, generating a profit of approximately $13,700. During 1999, the Partnership sold one improved individual lot for approximately $130,900, generating a profit of approximately $11,200. In view of rising construction costs and decreased margins, the Partnership elected to suspend the project in 2000 and has not constructed any houses since 2000. Management may resume the project during 2004.

      During 1995 and 1996, the Partnership conceived plans for a small, phased development project involving the construction of 23 patio homes on 13 contiguous lots owned by the Partnership as a means of supplementing revenue from lot sales. The City of Boiling Spring Lakes granted its approval for the development in 1996. Construction was delayed for nearly two years due to new state regulations, promulgated after the city granted its approval but before construction on the patio homes commenced, which required the Partnership to file storm water drainage plans with respect to the patio homes project. The storm water drainage plans were filed during 1997 and final approval was granted during 1998. The Partnership has postponed construction indefinitely due to regional real estate market conditions, which have, among other things, driven patio home construction costs above what Management believes is prudent. Management expects that, once construction begins, the Partnership will have one or two patio homes under construction at any given time, and that once a patio home is sold, construction will begin immediately on another until all 23 have been built and sold.

PIMLICO PLANTATION

      Pimlico Plantation is situated in Berkeley County, near Charleston, South Carolina. Virtually all of the land in Pimlico Plantation was sold in past years. During 2003, the Partnership sold its one remaining residential lot, comprising approximately 3/8-acre, at this location. Consequently, at December 31, 2003, the Partnership owns no assets in Pimlico Plantation.

ITEM 3. LEGAL PROCEEDINGS

      The Partnership is not currently a party to any material pending legal proceedings. From time to time the Partnership has been and may become a party to ordinary routine litigation incidental to its business. Management believes that the potential liability to the Partnership from any of such proceedings is immaterial.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of unit holders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no established public trading market for the partnership units, and there are only limited or sporadic quotations on the over-the-counter market for the units. It is not anticipated that there will ever be an active public market for the units. The Partnership Agreement does not provide for redemption of partnership interests on demand by limited partners. Accordingly, the General Partner believes that the partnership units have substantially no liquidity.

      As of December 31, 2003 there were 1,948 registered holders of partnership units. The total number of record holders has not changed substantially from December 31, 2003 to March 19, 2004, the latest practicable date prior to the filing of this annual report on Form 10-K.

      It is the Partnership's experience that revenues are highly variable and may not be sufficient in future years to cover expenses and necessary capital expenditures and that a bulk sale of assets for cash is extremely difficult to achieve. Absent a bulk sale, Management believes that the best use of the current cash balance and cash surpluses, if any, generated in future years is to preserve or improve the overall value of the Partnership's assets by: (i) undertaking certain infrastructure and other improvements in the development;
(ii) pursuing limited scale home construction on lots owned by the Partnership as market conditions may allow; and (iii) making certain other real estate-related investments in or near Boiling Spring Lakes. Management believes that this plan will, in future years, result in, among other things, an increase in the number of lots sold and a higher average sales price per lot than would otherwise be the case. There can be no assurance, however, that sufficient cash will be generated from operations to successfully implement Management's plan.

      Consistent with the above described plan and in view of the costs associated with a distribution to all partners, Management believes it would be impractical and imprudent to make a distribution to partners prior to the sale of all or substantially all of the Partnership's assets, or such time as the Boiling Spring Lakes development, as a whole, has been established to operate at a level sufficient to consistently generate revenues in excess of expenses and capital expenditures. However, from time to time, in accordance with applicable securities laws, the Partnership may utilize excess cash by repurchasing partnership units, although there are currently no plans to do so. Since the amount of excess cash available for such purpose cannot be estimated at this time due to the highly variable nature of the Partnership's cash flow, there can be no assurance as to the number of partnership units which will actually be repurchased, if any such repurchases will, in fact, occur, or the prices at which such repurchases, if any, will be made. As of the date of this annual report on Form 10-K, none of the Partnership, the General Partner, or any affiliate of either of the foregoing has made any filing with the Securities and Exchange Commission with respect to any planned repurchases of partnership units.

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

                     TABLE 5: SELECTED INCOME STATEMENT DATA

                                                               Year Ended December 31,
                                           ------------------------------------------------------------------

                                              2003         2002          2001           2000          1999
                                           ----------   ----------    ----------    -----------    ----------
Revenues:

  Property sales                           $  483,407   $  315,864    $  440,847    $ 2,835,169    $  555,441

  Sale of golf club

    Prev. deferred revenue                    862,500           --            --             --            --

    Prev. deferred interest income            149,745           --            --             --            --

    Interest income on note receivable          6,145           --            --             --            --

  Other interest income and fin. charges        3,559        5,399         7,867         10,887         1,250

  Other revenue                                    --          379         8,920             --            --
                                           ----------   ----------    ----------    -----------    ----------
    Total revenue                           1,505,356      321,642       457,634      2,846,056       556,691

Operating expenses:

  Direct costs of property sold               462,256        8,643        31,757        367,259       163,114

  Selling, general & admin. expenses          443,135      311,525       376,384        511,864       494,740

  Depreciation                                  1,468        2,571         2,462          2,681         3,144

  Interest                                      4,702       10,308         9,801         72,929        81,081
                                           ----------   ----------    ----------    -----------    ----------
    Total operating expenses                  911,561      333,047       420,404        954,733       742,079
                                           ----------   ----------    ----------    -----------    ----------
Operating income (loss)                       593,795      (11,405)       37,230      1,891,323      (185,388)

Rental income - net                             1,375        3,766         2,550          3,400         1,266
                                           ----------   ----------    ----------    -----------    ----------
Income (loss) from continuing ops.         $  595,170   $   (7,639)   $   39,780    $ 1,894,723    $ (184,122)

Loss from discontinued operations                  --           --       (67,326)      (214,975)     (192,953)
                                           ----------   ----------    ----------    -----------    ----------
   Net income (loss)                       $  595,170   $   (7,639)   $  (27,546)   $ 1,679,748    $ (377,075)
                                           ==========   ==========    ==========    ===========    ==========

PER UNIT DATA:

Income (loss) from continuing ops.         $     0.33          $--    $     0.02    $      1.04    $    (0.10)

Net income (loss)                          $     0.33          $--    $    (0.02)   $      0.92    $    (0.21)

Distributions                              $       --          $--    $       --    $        --    $       --

      Some amounts in Table 5 for prior years are reclassified to conform to the presentation in the current year. Such reclassifications have not resulted in a change in net income or loss.

                      TABLE 6. SELECTED BALANCE SHEET DATA

                                                                    At December 31,
                                           ------------------------------------------------------------------

                                              2003         2002          2001           2000          1999
                                           ----------   ----------    ----------    -----------    ----------
Cash, prepaid expenses and other
    current assets                         $  823,274   $  320,661    $  312,485    $   242,772    $  134,861

Properties held for sale and
    property and equipment, net               489,777      921,485       846,591        855,491       960,480

Note receivable                               146,265           --            --             --            --

Total assets                                1,459,316    1,242,146     1,159,076      1,098,263     1,095,341

Accounts payable and accrued expenses         149,184      138,657       123,051        222,620     1,875,204

Deposit on contract                                --      280,245       200,548             --            --

Long-term debt                                     --      108,282       112,876        117,454       141,696

Total liabilities                             149,184      527,184       436,475        340,074     2,016,900

Partners' capital (deficit)                 1,310,132      714,962       722,601        758,189      (921,559)

      It is the Partnership's experience that its historical financial condition and results of operations are not reliable indicators of future financial condition and results of operations. Sales of real estate for development in Boiling Spring Lakes are highly variable, both as to the amount of land sold as well as the sales price per lot. See also Item 1, "Description of Business - Risk Factors," for a discussion of material uncertainties that might cause the Partnership's future financial condition or results of operations to be materially different from the historical financial condition and results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Partnership's audited financial statements and the notes thereto which are included as part of this annual report on Form 10-K. Certain amounts in prior years have been reclassified to conform to the presentation in the current year.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

      In addition to historical information, this annual report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable securities laws. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, achievements, or events, and may contain forward-looking words or phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "project," "strategies," "will be," "will continue," "will likely result," and similar terms that convey uncertainty of future events or outcomes. These statements represent the Partnership's (including the General Partner's) beliefs, expectations, intentions, and plans, and, as such, are not guarantees of future outcomes or future performance, and are subject to risks and uncertainties that are beyond the Partnership's control and could cause the Partnership's actual results to differ materially from those reflected in the forward-looking statements.

      Readers are cautioned not to place undue reliance upon these forward-looking statements, which reflect Management's analysis only as to the date hereof. Readers should carefully review the risk factors described in Item 1, "Description of Business - Risk Factors" and other documents the Partnership has filed and from time to time will file with the Securities and Exchange Commission which could cause the Partnership's actual results to differ materially from those in these forward-looking statements. The Partnership undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and judgments that affect reported amounts of certain assets, liabilities, revenues, expenses, and related disclosures. Actual results may differ from these estimates under different assumptions and conditions. A "critical accounting policy" is one that is both important to the portrayal of the Partnership's financial condition and results and requires Management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Partnership believes that the following of its accounting policies fit this description:


-     BASIS OF ACCOUNTING

      The Partnership's financial statements are prepared using the accrual basis of accounting. The Partnership's assets have been written down, from time to time, to reflect their fair values based upon appraisals.


-     PROPERTY SALES

      Property sales represent individual building lots sold for cash and the gross sales price of residential houses built or acquired by the Partnership for resale. The revenue from these sales are recognized at the closing date unless a deferral is required pursuant to Statement of Financial Standards No. 66, "Accounting for Sales of Real Estate." Land cost included in direct costs of property sold represents the proportionate amount of the total initial project costs, after recorded valuation allowances, based on the sales value of the lot to the total estimated project sales value plus the value per lot of any capital improvements made subsequent to the initial project costs.

-     PROPERTIES HELD FOR SALE AND PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is calculated on the straight-line basis over the estimated useful lives of 8 to 31.5 years for buildings and 5 to 20 years for equipment and land improvements.

      The Partnership assesses the realizability of the carrying value of its properties held for sale and related buildings and equipment whenever events or changes in circumstance indicate that impairment may have occurred in accordance with the provisions of Statement of Financial Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

-     CASH AND EQUIVALENTS

      For purposes of the Statements of Cash Flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions, and money market accounts with maturities of less than 90 days at the date of purchase. Cash equivalents are stated at cost, which approximates market value.

-     IMPAIRMENT OF LONG-LIVED ASSETS

      The Partnership's long-lived assets, primarily real estate held for sale, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. The Partnership obtains appraisals periodically (typically, every two years) for the Boiling Spring Lakes property and evaluates the carrying value of the property based on those appraisals. The Partnership does not expect to reduce the carrying value of the properties in the near future.

      The Partnership applies a valuation allowance to land if such land is unsuitable for the installation of an individual septic system as determined by testing conducted by the local health department or, in the absence of such testing, as determined by the Partnership based upon topography. Land that the Partnership believes to be suitable for the installation of an individual septic system based upon topography may, by subsequent testing, be determined to be unsuitable. More typically, land that the Partnership believes to be unsuitable for septic based upon topography may, by subsequent testing, be determined to be suitable. The valuation allowance is allocated among the land held for sale only following each periodic appraisal, while the determination of a particular lot or parcel of land as being suitable or unsuitable for septic may be made at any time prior to the sale of such land. Since the direct cost of land sold is net of the applicable valuation allowance, the direct cost of a lot or parcel of land that the Partnership believes to be suitable for septic that, on the basis of testing, is subsequently determined to be unsuitable may, therefore, exceed the sales price of such land, in which case the Partnership would realize a loss on the sale of such land. To the best of Management's knowledge, the Partnership has never realized such a loss, and if such a loss or losses were to occur, Management believes that the aggregate amount of such losses would not materially affect the Partnership's financial condition or results from operations.

-     ACCOUNTING FOR THE SALE OF THE ASSETS OF FOX SQUIRREL/THE LAKES

      The Partnership closed a sale agreement for the assets of Fox Squirrel/The Lakes on March 9, 2001. Under the agreement, the Partnership received $150,000 in cash and the Promissory Note for $712,500. The Promissory Note initially accrued interest at 9.75% per annum, payable monthly, and had a maturity date of March 9, 2004. The Promissory Note was initially collateralized by a first mortgage on the assets of the country club. Since the cash down payment represented less than 25% of the total consideration paid for the assets, the transaction was recorded on the Partnership's financial statements using the deposit method as defined in SFAS No. 66, "Accounting for Sales of Real Estate." The deposit method requires, among other things, that until the total cash received by the Partnership from the down payment and principal payments on the Promissory Note is at least 25% of the total consideration paid: (a) the sold assets remain on the Partnership's balance sheet as assets held for sale or disposal; (b) the operations of Fox Squirrel/The Lakes prior to the sale be recorded as discontinued operations; (c) cash received from the buyer be shown as a deposit on contract; and (d) payments received from the buyer in respect of the Promissory Note be treated as an increase in the deposit.

      In June 2003, in connection with the buyer's obtaining financing from the Bank, WW- Golf, the buyer of the assets, made an early repayment of principal of $534,748, reducing the unpaid principal amount outstanding under the Promissory Note at that time to $147,757. The terms of the Promissory Note were then modified to provide for an annual interest rate equal to the higher of (i) 8.75% and (ii) 2% over the Bank's prime rate, and the maturity date was extended to June 15, 2008. In addition to the foregoing modifications to the Promissory Note, the Partnership subordinated its lien priority on the assets sold to WW-Golf to that of the Bank. With such prepayment of principal, the cash consideration paid by WW-Golf exceeded 25% of the total consideration paid for the assets. Accordingly, for the fiscal year ended December 31, 2003, the transaction was recorded on the Partnership's financial statements as a sale of assets and a $341,221 gain on the sale of the assets was recognized. The gain on sale is calculated as follows:

Revenues:
    Previously deferred revenue                    $862,500   [a]
Operating expenses:
    Direct costs of property sold                   442,587   [b]
    Selling, general and administrative expenses     78,692   [c]
                                                   --------
Net gain on sale of assets                         $341,221
                                                   ========

            [a]   Represents the contract sales price of the assets.

            [b]   Represents the net book value of the assets sold.

            [c] Represents commissions payable and other expenses relating to the transaction.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

-     REVENUES

      Overall, revenues increased 368% to $1,505,356 in 2003, compared to $321,642 in 2002. The principal components of revenues and Management's explanations for year-to-year changes are set forth below.

      -     PROPERTY SALES

      Revenue increased 53% to $483,407 in 2003, compared to $315,864 in 2002. Revenue in 2003 includes $458,862 from land sales in Boiling Spring Lakes, and $24,545 from land sales in Pimlico Plantation. Revenue in 2002 is attributable entirely to land sales in Boiling Spring Lakes.

                              BOILING SPRING LAKES

      Revenue from the sale of unimproved individual lots was $228,849 in 2003, compared to $250,454 for 2002. The number of lots sold during 2003 and 2002 was 27 and 19, respectively. Management attributes the 42% increase in the number of lots sold to a pick-up in economic conditions generally in the last half of 2003. During the fourth quarters of 2003 and 2002, for example, the Partnership sold 13 lots and 2 lots, respectively. Management attributes the 9% decrease in revenue to the fact that the increase in the number of lots sold was more than offset by a decrease in the average sales price per lot. For 2003 and 2002, the average sales price per lot was $8,476 and $13,182, respectively. Management attributes the 36% decrease in the average sales price per lot primarily to the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots that are not suitable for on-site septic systems.

      Revenue from the sale of commercial land rose 252%, to $230,013, in 2003, from $65,410 in 2002. During 2003, the Partnership sold approximately 7 acres of commercial land, of which total approximately 3 acres lie within the West North Shore Drive commercial district. None of the approximately 6 acres of commercial land sold in 2002 lies within the district. The West North Shore Drive commercial district was established by the Partnership in the 1990's and originally comprised approximately 8 acres. Lots within the district share a multi-user septic system installed by the Partnership and command a higher sales price than other commercial land within the development. In 2003, for example, the Partnership sold commercial district land for an average of approximately $70,000 per acre, but commercial land elsewhere in the development was sold at an average of approximately $5,000 per acre in 2003 and approximately $11,000 per acre in 2002. The Partnership's sales of commercial land are sporadic, highly variable, and largely beyond the Partnership's control. The average sales price per acre of commercial land varies widely. During 2003, the Partnership sold its last commercial lot located within the West North Shore Drive commercial district. Unless the Partnership establishes a new commercial district with a multi-user septic system or a municipal sewer system is extended to the Partnership's commercial land, it is unlikely that the Partnership will generate revenue per acre from the sale of commercial land substantially equal to the $70,000 realized in the abovementioned sales in 2003.

                               PIMLICO PLANTATION

      During 2003, the Partnership sold one unimproved individual lot for $24,545. No lots were sold during 2002.

      -     SALE OF THE ASSETS OF FOX SQUIRREL/THE LAKES

      During 2003, the Partnership recognized a gain on the sale totaling $341,221. See "Critical Accounting Policies - Accounting for the Sale of the Assets of Fox Squirrel/The Lakes." The recognition of the gain was triggered by the early repayment of principal on the Promissory Note of $534,748 in June 2003. Since the cash down payment of $150,000 received by the Partnership at the closing of the sale in March 2001 represented less than 25% of the total consideration paid for the assets, the transaction was originally recorded on the Partnership's financial statements using the deposit method as defined in SFAS 66.

      Along with the recognition of the gain on sale, the Partnership recognized $149,745 of interest income collected on the Note Receivable from March 9, 2001, the date of the sale, up to and including the date of the early repayment of principal on the Promissory Note of $534,748 in June 2003. Previously, interest collected on the Note Receivable was treated for financial reporting purposes as an increase in the deposit on the sale contract. Interest collected on the Note Receivable after the date of the early repayment, totaling $6,145, is treated as revenue for 2003.

      -     OTHER INTEREST INCOME AND FINANCE CHARGES

      Other interest income and finance charges in 2003 was $3,559, compared to $5,399 in 2002. The 34% decrease is due principally to lower interest rates in 2003 than in 2002.

-     DIRECT COSTS OF PROPERTY SOLD

      Direct costs of property sold rose 5,246% to $462,256 in 2003, compared to $8,643 in 2002. The amount for 2003 includes $442,587 relating to the sale of the assets of Fox Squirrel/The Lakes. Excluding such amount, direct costs of property sold was $19,669 in 2003, an increase of 128% over 2002. The increase is due principally to the sale during 2003 of approximately 3 acres of commercial land within the West North Shore Drive commercial district. The carrying cost of such land includes the proportionate share of the cost of installing the commercial district's multi-user septic system. During 2002 none of the commercial land sold by the Partnership was within the West North Shore Drive commercial district.

-     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses rose 42% to $443,135 in 2003, compared to $311,525 in 2002. The amount for 2003 includes $78,692 relating to the sale of the assets of Fox Squirrel/The Lakes. Excluding such amount, expenses rose 17% to $364,443 for 2003. Management attributes the increase principally to higher property taxes following a county-wide reassessment of land in Brunswick County, North Carolina in 2002, and higher accounting fees and expenses resulting from a substantially greater role by auditors generally in the financial reporting of public companies following the enactment of the Sarbanes-Oxley Act of 2002.

-     DEPRECIATION

      Depreciation expense fell 43% to $1,468 in 2003, compared to $2,571 for 2002. Management attributes the decrease principally to the recording in 2003 of amortization of the valuation allowance relating to the rental house owned by the Partnership, whereas no such amortization was recorded for 2002. Since the valuation allowance is a contra-asset, amortizing the valuation allowance has the effect of reducing net depreciation.

-     INTEREST

      Interest expense was $4,702 for 2003, compared to $10,308 for 2002. The 54% decrease is due principally to the early repayment of long-term debt by the Partnership in 2003, after which repayment the Partnership has no long-term debt outstanding.

-     RENTAL INCOME

      Net rental income in 2003 was $1,375, compared to $3,766 in 2002. The 63% decrease is due principally to the recording of depreciation in 2003 relating to the rental house owned by the Partnership, whereas no such depreciation was recorded in 2002. Gross rental income in 2003 was $9,288, compared to $3,766 in 2002. Management attributes the 147% increase to the lower vacancy rate of the rental house in 2003 compared to 2002.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

-     REVENUES

      Overall, revenues declined 30% to $321,642 in 2002, compared to $457,634 in 2001. The principal components of revenues and Management's explanations for year-to-year changes are set forth below.

      -     PROPERTY SALES

      Revenue declined 28% to $315,864 in 2002, compared to $440,847 in 2001. Revenue in 2002 is attributable entirely to land sales in Boiling Spring Lakes. Revenue in 2001 includes $420,743 from land sales in Boiling Spring Lakes, and $20,104 from land sales in Pimlico Plantation.

                              BOILING SPRING LAKES

      Management attributes the 25% decrease in revenue from land sales principally to weaker demand for buildable residential lots during 2002 as compared to 2001, which, in turn, is due primarily to poorer economic conditions generally. Revenue from the sale of unimproved individual lots was $250,454 for 2002, compared to $347,832 for 2001. The 28% decrease is due to a smaller number of lots sold during 2002 than during 2001. The number of unimproved individual lots sold during 2002 and 2001 was 19 and 68, respectively, a decrease of 72%. An increase in the average price per lot sold was more than offset by the overall decrease in total lots sold. Revenue from the sale of commercial land for 2002 and 2001 was $65,410 and $0, respectively. The Partnership's sales of commercial land are sporadic, highly variable, and largely beyond the Partnership's control. Revenue from the sale of other land for 2002 and 2001 was $0 and $72,911, respectively.

                               PIMLICO PLANTATION

      No lots were sold during 2002. During 2001, the Partnership sold one undeveloped individual lot for $20,104.

      -     INTEREST INCOME

      Revenue in 2002 was $5,399 in 2002, compared to $7,867 in 2001. Management attributes the 31% decrease principally to lower interest rates earned on cash balances.

-     DIRECT COSTS OF PROPERTY SOLD

      For the year ended December 31, 2002, direct costs of property sold was $8,643, all of which relates to land sold in Boiling Spring Lakes. For the year ended December 31, 2001, direct costs of property sold was to $31,757, of which amount $31,507 relates to land sold in Boiling Spring Lakes and $250 relates to land sold in Pimlico Plantation. With respect to Boiling Spring Lakes, Management attributes the 73% decrease in direct cost of property sold principally to a smaller number of lots sold during 2002 than during 2001.


-     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses for 2002 were $311,525, compared to $376,384 for 2001. Management attributes the 17% decrease principally to legal fees incurred in 2001 in connection with certain litigation that was concluded in 2001, whereas no such legal fees were incurred during 2002; lower general partner's fees, which reflect the fact that following the sale of Fox Squirrel/The Lakes in 2001, the General Partner has had to devote less time to the affairs of the Partnership than in the past; and to lower real estate taxes, which reflect the land sales during 2001.

-     DEPRECIATION

      Depreciation was $2,571 for 2002, compared to $2,462 in 2001. Management attributes the 4% increase principally to capital expenditures incurred during 2001 and 2002.

-     INTEREST

      Interest expense was $10,308 for 2002, compared to $9,801 in 2001. Management attributes the 5% increase in interest expense primarily to a slightly higher average amount of interest-bearing liabilities outstanding during 2002 than during 2001.

-     RENTAL INCOME

      Revenue for 2002 was $3,766, compared to $2,550 in 2001. Management attributes the 48% increase to a lower vacancy rate for the rental house in 2002 than in 2001.

-     DISCONTINUED OPERATIONS

      Fox Squirrel/The Lakes is classified as a discontinued operation. The Partnership's financial results for 2002 include none of the operations of Fox Squirrel/The Lakes, since the assets were sold during 2001, and the financial results for 2001 reflect the operations of Fox

Squirrel/The Lakes only for the period from January 1, 2001 through March 9, 2001, the closing date of the sale. In addition, the results for 2001 include certain post-closing adjustments totaling $4,390, comprised of $1,580 in adjustments to revenue (reflecting a revision to the allocation of revenue made at closing) and $2,810 in adjustments to selling, general and administrative expenses (reflecting a revision to the allocation of expenses made at closing).

LIQUIDITY AND CAPITAL RESOURCES

-     GENERAL

      The Partnership requires cash primarily for the payment of operating expenses, overhead, and capital expenditures incurred in connection with real estate sales. Historically, the Partnership has met its liquidity requirements by accruing general partner fees and certain other fees and expenses payable to the General Partner and its affiliates, selling certain non-real estate assets, and, from time to time, borrowing from local banks or the General Partner and/or its affiliates. Cash is generated primarily from individual lot sales and may not be sufficient to meet future operating costs, debt service and other cash requirements. The Partnership may seek to negotiate credit facilities, issue debt on such terms and conditions as the General Partner deems prudent, or seek other forms of debt or equity financing as the General Partner deems appropriate.

      The Partnership finances construction of houses for sale on lots owned by the Partnership with construction loans obtained through a line of credit established with a local bank. Under such an arrangement, the bank will from time to time make payments to the contractor for work performed, increasing the amount of the construction loan and decreasing by the same amount the total available for future borrowing under the line of credit. Borrowing under the line of credit in respect of any house is repaid at closing of the sale. Under the terms of the line of credit, if the house is unsold at the time of its completion, interest will accrue for up to one year after the date of the first draw, after which time the construction loan converts to a fixed-rate loan. At any given time, the Partnership has not had more than one construction loan outstanding, with a maximum balance, including accrued interest, not exceeding $110,000, and has generally succeeded in selling the house and lot on which it stands prior to the completion of construction. The Partnership did not construct or begin construction on any house for sale during 2003 or 2002, and so no lines of credit were utilized and no debt incurred in connection with any such construction during those years. In 2004 and subsequent years, depending upon market conditions and other factors, the Partnership may seek to have up to two such loans outstanding at any given time and the maximum amount of any loan is not expected to exceed $120,000.

      In March 1999, the Partnership borrowed $120,000 from a local financial institution to finance the purchase of an improved individual lot for eventual resale. The Partnership leases the property to third parties for terms generally of one year while making monthly payments on the financing. Management expects to continue leasing the property for the foreseeable future.

During 2003, the Partnership repaid in full the amount of such financing and at December 31, 2003, there was no amount outstanding.

-     CASH FLOWS FROM OPERATING ACTIVITIES

      During 2003, the Partnership generated $1,114,588 of net cash from operating activities, compared to $8,409 of net cash used in operating activities during 2002. The amount for 2003 includes $783,808 relating to the sale of the assets of Fox Squirrel/The Lakes, comprised of $442,587, representing the net book value of assets sold, and $341,221, representing the gain on sale of the assets.

-     CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used in investing activities was $465,026 in 2003, compared to $6,410 in 2002. Excluding payments of principal and interest received on the Promissory Note and the effects of recording the sale of the assets of Fox Squirrel/The Lakes, net cash used in investing activities in 2003 and 2002 was $38,516 and $86,107, respectively. The decrease in cash used is primarily due to lower capital expenditures in 2003 than in 2002.

-     CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash used in financing activities in 2003 was $128,969, compared to $19,750 of net cash provided by financing activities in 2002. The change is due primarily to the repayment in 2003 of the outstanding long-term debt owed by the Partnership.

OFF-BALANCE SHEET ARRANGEMENTS

      The Partnership has no off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

      The Partnership has no contractual obligations of the type required to be disclosed by Item 303(a)(5) of Regulation S-K.

CAPITAL EXPENDITURES DURING 2004

      During the first quarter of 2004, Management paid approximately $55,000 in assessments relating to access to municipal water for land owned by the Partnership. Such amount is treated as a capital expenditure and has been allocated as of December 31, 2003 among the unimproved individual lots assessed. Other capital projects may be undertaken, depending upon, among other factors, the Partnership's cash position and Management's expectations of return on investment.

IMPACT OF INFLATION

      Generally, demand for real estate is adversely affected by increases in interest rates. To the extent that a significant increase in the rate of inflation leads to a significant increase in interest rates, the Partnership's ability to sell real estate may be significantly adversely affected.

      Inflation has had only a minor impact on the Partnership's operations during the fiscal years ended December 31, 2003, 2002, and 2001. Moderate increases in costs and expenses incurred as a result of inflation have, Management believes, largely been offset by moderate increases in the sales prices of land sold.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Partnership's principal market risk exposure is to changes in interest rates, which are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond the control of the Partnership. Changes in the general level of interest rates can affect the Partnership's revenue from property sales, since the market for real estate in general varies to a large degree upon the level and stability of interest rates. Generally, when interest rates are high or are increasing, the market for real estate declines, and when interest rates are low or are decreasing, the market for real estate increases. Management believes that the extent of such risk is neither quantifiable nor predictable because of the variability of future interest rates and because of the highly variable nature of the Partnership's real estate sales. The Partnership does not enter into derivative contracts for its own account to hedge against the risk of changes in interest rates.

      At December 31, 2003, the Partnership had cash of $822,517, substantially all of which is deposited in an account at a local financial institution bearing interest at a variable rate. At December 31, 2003, the Partnership owed no interest-bearing debt, although during the year the Partnership had outstanding interest-bearing obligations in the form of long-term debt secured by a mortgage on an improved individual lot purchased in 1999, and the outstanding balance of such long-term debt was as high as $108,282. The interest rate on the outstanding principal amount of the loan was fixed at 8.65% for most of the period in 2003 that the loan was outstanding and was lowered to a fixed rate of 5.65% approximately three months before the then outstanding balance was repaid in full during the third quarter. Had the average level of interest rates during 2003 been higher or lower by 100 basis points or one percent (1%), the Partnership's net income would have been approximately $5,000 more or less, respectively. The foregoing estimate of the change in net income is based upon quarterly average balances and assumes that the interest rate on the long-term debt remained at 8.65% until the interest rate was lowered, and, thereafter, that the interest rate was 100 basis points or one percent (1%) high or lower that the actual, lower interest rate.

      At December 31, 2002, the Partnership had cash of $301,924, substantially all of which was deposited in interest-bearing accounts at a local financial institution, and owed $108,282 to that same institution in the form of long-term debt secured by a mortgage on an improved residential lot purchased in 1999. The interest rate earned on the cash balance was variable. The interest rate on the outstanding principal amount of the loan was fixed at 8.65%. Had the average level of interest rates during 2002 been higher or lower by 100 basis points or one percent (1%), the Partnership would have earned approximately $3,000 more or less, respectively, on its cash balances. Since the interest rate on the Partnership's outstanding debt is fixed, there would have been no change in interest expense. The foregoing estimate of the change in net income is based upon quarterly average balances.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Part IV, Item 15, "Exhibits, Financial Statement Schedules, and Reports on Form 8- K," for the response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On December 22, 2003, the Partnership dismissed PricewaterhouseCoopers LLP as the Partnership's independent accountants and engaged Lynch & Howard, P.A. in that capacity. The Board of Directors of Grace Property Management, Inc., the general partner of the Partnership, made such determination.

      The reports of PricewaterhouseCoopers LLP on the Partnership's financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that those reports contained an explanatory paragraph expressing substantial doubt regarding the Partnership's ability to continue as a going concern.

      In connection with its audits for the two most recent fiscal years and through December 22, 2003, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused them to make reference thereto in their report on the financial statements for such years.

      During the two most recent fiscal years and through December 22, 2003, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      At no time during the Partnership's past two fiscal years or the period from January 1, 2003 to December 22, 2003 did the Partnership consult with Lynch & Howard, P.A. with respect to any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

      The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Partnership's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Partnership's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision- making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures related to the control may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

      Since the Registrant is a limited partnership, it has no officers or directors. Mr. Davis P. Stowell, President of the General Partner, carries out the functions of the principal executive officer and the principal financial officer of the Partnership. Mr. Stowell has, as of the end of the period covered by this annual report on Form 10-K, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and has determined that such disclosure controls and procedures are effective at the reasonable assurance level. There have been no changes during the last fiscal quarter of 2003 that materially affected or are reasonably likely to affect internal controls over financial reporting. The Partnership does not believe any significant deficiencies or material weaknesses exist in its internal controls over financial reporting. Accordingly, no corrective actions have been taken.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL PARTNER

      The Partnership has no officers or directors. Grace Property Management, Inc., the general partner, performs functions generally performed by officers and directors. Grace Property Management, Inc. is a Delaware corporation engaged in the business of real estate management, and has served as general partner since May 15, 1980.


OFFICERS AND DIRECTORS OF THE GENERAL PARTNER

      DAVIS P. STOWELL, 47, PRESIDENT AND DIRECTOR OF THE GENERAL PARTNER. Mr. Stowell has been President and a director of Grace Property Management, Inc. since 2003. He was Vice President of the General Partner from 1993 to 2003. He is also Vice President of affiliates of Grace Property Management, Inc., positions he has held since 1989.

      PETER METZ, 39, SECRETARY AND DIRECTOR OF THE GENERAL PARTNER. Mr. Metz has been Secretary and a director of Grace Property Management, Inc. since 2003. He is also Chief Financial Officer and Accounting Manager of affiliates of Grace Property Management, Inc., positions he has held since 1999. He is a certified public accountant.

AUDIT COMMITTEE OF THE GENERAL PARTNER

      The General Partner has no committees, including an audit committee. The Board of Directors functions in the capacity of an audit committee. The Board of Directors of the General Partner has determined that Davis P. Stowell is an "audit committee financial expert" and that he is not "independent" as each such term is defined by the Securities and Exchange Commission.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16 of the Securities Exchange Act of 1934, as amended, requires that reports of beneficial ownership of limited partnership units and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 "reporting persons." The Partnership is required to disclose in this annual report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2003. To the Partnership's knowledge, during the fiscal year ended December 31, 2003, all reporting persons complied with all Section 16(a) filing requirements applicable to them, except that Messrs. Stowell and Metz filed their respective Form 3 late.

CODE OF ETHICS

      In connection with its role as general partner of the Partnership, the General Partner has adopted a Code of Ethics that applies to each person who performs one or more of the following functions: principal executive officer, principal financial officer, and principal accounting officer or controller. The Partnership shall furnish, without charge, a copy of the Code of Ethics to any person who requests a copy in writing sent to the General Partner at the following address: Mr. Davis P. Stowell, President, Grace Property Management, Inc., 55 Brookville Road, Glen Head, NY 11545.

ITEM 11. EXECUTIVE COMPENSATION

      The total compensation earned by the General Partner during each of the last three fiscal years ended December 31 is set forth in Table 7, below.

                       TABLE 7: SUMMARY COMPENSATION TABLE

Name and Principal Position             Year   General Partner Fee [1]
---------------------------             ----   -----------------------
Grace Property Management, Inc.,        2003          $80,000
    General Partner
                                        2002           80,000

                                        2001           90,000

      Notes:

      [1] Excludes payments made to affiliates of the General Partner as described in Item 13, "Certain Relationships and Related Transactions."

      During 2003, payments made by the Partnership to the General Partner totaled $100,000, representing general partner fees for the first three quarters of 2003 as well as the last two quarters of 2002. During 2002, payments made by the Partnership to the General Partner totaled $60,000, representing general partner fees for the first two quarters of 2002 as well as the last quarter of 2001. During 2001, payments made by the Partnership to the General Partner totaled $143,750, representing general partner fees for the first three quarters of 2001 as well as the last two quarters of 2000. As of December 31, 2003, general partner fees accrued but not paid to Grace Property Management, Inc. totaled $20,000, representing general partner fees for the fourth quarter of 2003. Such amount was paid during the first quarter of 2004. The Partnership has no ongoing plan or arrangement with respect to future remuneration to Grace Property Management, Inc. other than to accrue interest (at an annual rate of 10%, compounded quarterly) on the unpaid balance when cash flow is insufficient to pay general partner fees.

      As of December 31, 2003, the Partnership had a group life insurance plan in place covering the full-time employees of the Partnership located in Boiling Spring Lakes. The

Partnership has no pension or profit sharing plan but does provide for incentive bonus compensation to its employees located in Boiling Spring Lakes for meeting or exceeding predesignated budget targets. The Partnership has no options, warrants, or appreciation rights outstanding. No Management person is indebted to the Partnership. Other than for accrued vacation and accrued travel and other expenses, the Partnership is not indebted to any of its employees.

      See Item 13, "Certain Relationships and Related Transactions," for payments of interest on accrued and unpaid general partner's fees paid to the General Partner, and for other payments made to affiliates of the General Partner.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Not applicable.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      The General Partner does not compensate its officers and directors. Each of the officers and directors of the General Partner has duties and responsibilities with affiliates of the General Partner and is compensated by one or more of such affiliates. Such compensation is independent of the general partner fees paid by the Partnership to the General Partner.

PERFORMANCE GRAPH

      No distributions have been made on partnership units, and the partnership units have substantially no liquidity. Therefore, there is no basis for comparison of returns to partners to any other measure.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of March 19, 2004, the Partnership has 1,812,062 partnership units issued and outstanding. Information as of March 19, 2004 concerning the number of partnership units beneficially owned by (1) the persons who, to the knowledge of Management, beneficially owned more than 5% of the units issued and outstanding on such date, (2) Grace Property Management, Inc., the General Partner, (3) each director of Grace Property Management, Inc., and (4) the directors and executive officers of Grace Property Management, Inc. as a group is set forth in Table 8, below.

                           TABLE 8: SECURITY OWNERSHIP
                   OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                                                       Amount
                                                    Beneficially     Percent of
   Name and Address of Beneficial Owner               Owned [a]         Class
   ------------------------------------             ------------     -----------
US Bank Trust National Association, as trustee        316,403  [b]       17.5%
     141 North Main Avenue
     Suite 300
     Sioux Falls, SD

Lorraine G. Grace                                     149,400  [c]        8.2%
     14 East 90th Street
     New York, NY

Grace Property Management, Inc. [d]                     25,100            1.4%

Davis P. Stowell [d]                                       --  [e]         --

Peter Metz [d]                                             --  [e]         --

All directors and officers of the General Partner
     as a group (2 persons)                                --  [e]         --

Notes:

[a] Unless otherwise indicated, each of the persons named has sole voting and investment power.

[b] Includes 109,173 units owned by the Grace Grandchildren Trust and 207,230 units owned by the Lorraine QTIP Trust, of which trusts US Bank Trust National Association is trustee.

[c] Excludes 207,230 units owned by US Bank Trust National Association as trustee of the Lorraine QTIP Trust.

[d]   Address is 55 Brookville Road, Glen Head, NY.

[e]   Excludes 25,100 units owned by the General Partner.

EQUITY COMPENSATION PLAN INFORMATION

      Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      For 2003, 2002, and 2001, the General Partner and its affiliates charged the Partnership for general partner fees, rent, consulting fees, legal services, and interest on unpaid balances at an annual rate of 10%, compounded quarterly, as set forth in Table 9, below. All of such charges have been provided for in the Partnership's financial statements. Amounts paid by the Partnership to the General Partner and its affiliates during 2003, 2002, and 2001 reflect amounts previously accrued and unpaid. See Item 11, "Executive Compensation," for information on general partner fees paid to the General Partner.

             TABLE 9: CHARGES BY GENERAL PARTNER AND ITS AFFILIATES


                                           2003      2002      2001
                                         -------   -------   -------
      General partner fee                $80,000   $80,000   $90,000

      Rent for office space               15,000    15,000    15,000

      Consulting fees                     13,587       337     3,982

      Reimbursement of travel expenses     1,398     1,108        --

      Legal services                          --        --     4,500

      Interest on unpaid balances             --       594     3,254

      An affiliate of the General Partner charges the Partnership for office space used by officers of the General Partner. The amounts charged for 2003, 2002, and 2001 are set forth in Table 9, above. The amount paid by the Partnership during 2003 was $18,750, which represents rent for the first three quarters of 2003 as well as the last two quarters of 2002. The amount paid by the Partnership during 2002 was $11,250, which represents rent for the first two quarters of 2002 as well as the last quarter of 2001. The amount paid by the Partnership during 2001 was $18,750, which represents rent for the first three quarters of 2001 as well as the last two quarters of 2000. At December 31, 2003, the amount of accrued but unpaid rent was $3,750, which amount was paid during the first quarter of 2004.

      An affiliate of the General Partner charges the Partnership for consulting fees in connection with the sale of the assets of Fox Squirrel/The Lakes. The amounts charged for and paid during 2003, 2002, and 2001 are set forth in Table 9, above. Such consulting fees are equal to 2 1/2% of the gross purchase price paid in cash at the March 2001 closing and, thereafter, 2 1/2% of the principal payments received by the Partnership on the Promissory Note. Future consulting fees will be payable as and when principal on the Promissory Note is received by the Partnership. Assuming that all future payments of principal are received in a timely manner, the Partnership will pay additional consulting fees to such affiliate of the General Partner of $95 in 2004, $104 in 2005, $113 in 2006, $124 in 2007, and $3,221 in 2008. Given the relatively minor amounts of each monthly payment prior to maturity, the Partnership will pay consulting fees to the affiliate of the General Partner quarterly in arrears. The General Partner has waived interest for late payments in respect of such quarterly payments of consulting fees.

      Officers of the General Partner charge the Partnership for their out-of-pocket expenses incurred when traveling on Partnership business. The amounts charged for and paid during 2003,

2002, and 2001 are set forth in Table 9, above. At February 29, 2004, the Partnership owed the President of the General Partner a total of $1,522 for reimbursement of travel expenses incurred in February 2004. Such amount was paid during the first quarter of 2004.

      The General Partner and its affiliates charge the Partnership late fees on amounts not timely paid, with interest at an annual rate of 10%, compounded quarterly. The amounts charged for 2003, 2002, and 2001 are set forth in Table 9, above. The amount of interest paid during 2003, 2002, and 2001 were $594, $0 and $4,517, respectively. The amount paid in 2003 represents interest due in respect of 2002, and the amount paid in 2001 represents $3,254 of interest due in respect of 2001 and $1,263 of interest due in respect of 2000.

      The General Partner and its affiliates charge the General Partner for reimbursement of legal fees incurred by them in connection with matters involving the Partnership. The amounts charged for 2003, 2002, and 2001 are set forth in Table 9, above. The amounts paid during 2003, 2002, and 2001 are $0, $0 and $11,500, respectively, the last amount representing $4,500 in legal fees incurred during 2001 and $7,000 incurred during 2000.

      Except for the preceding items, there were no transactions between the General Partner or its affiliates (including Management of the General Partner and their immediate families) and the Partnership during the fiscal year ended December 31, 2003 or thereafter. There were no other related party transactions and there existed no indebtedness to the Partnership from the General Partner or its affiliates (including Management of the General Partner and their immediate families).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      PricewaterhouseCoopers, LLP served as the Partnership's principal accountant for all of 2002 and for 2003 up to December 22, 2003, on which date the Partnership dismissed PricewaterhouseCoopers LLP and engaged Lynch & Howard, P.A. In its capacity as the Partnership's principal accountant, PricewaterhouseCoopers, LLP audited the Partnership's financial statements for the fiscal years ended December 31, 2001 and 2002, and reviewed the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2002; June 30, 2002; September 30, 2002; March 31, 2003; June 30, 2003; and September 30, 2003. The aggregate amounts billed by PricewaterhouseCoopers, LLP for each of the last two fiscal years ended December 31 for such services are set forth in Table 10, "Aggregate Amounts Billed by Principal Accountants," below.

      On December 22, 2003, the Partnership engaged Lynch & Howard, P.A. as its principal accountant to audit the Partnership's financial statements for the fiscal year ended December 31, 2003 and to review the financial statements that will be included in the Partnership's Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2004; June 30, 2004; and September 30, 2004. As of December 31, 2003, the Partnership has not been billed by Lynch &

Howard, P.A., however, the Partnership has accrued the fees that the Partnership expects to pay to Lynch & Howard, P.A. during 2004 in connection with its audit of the Partnership's financial statements for the fiscal year ended December 31, 2003. Through March 12, 2004, progress billings totaled $12,500.

           TABLE 10: AGGREGATE AMOUNTS BILLED BY PRINCIPAL ACCOUNTANTS
                                    2002-2003

                                         2003          2002
                                       --------       ------
      PricewaterhouseCoopers, LLP:

           Accounting fees              $22,000 [a]   $20,000 [d]

           Expenses                       1,968 [b]     1,419 [e]
                                        -------       -------
           Total                        $23,968       $21,419

      Lynch & Howard, P.A

           Accounting fees                   -- [c]        --

           Expenses                          --            --
                                        -------       -------
           Total                             --            --

      Notes:

      [a] Includes $14,000 in fees relating to the audit and review of the Partnership's 2002 financial statements but billings were dated in 2003.

      [b] Includes $1,568 in expenses relating to the audit and review of the Partnership's 2002 financial statements but billings were dated in 2003.

      [c] $20,000 was accrued at December 31, 2003 for fees relating to the audit of the Partnership's 2003 financial statements but no amounts were billed as of December 31, 2003. Through March 12, 2004, progress billings totaled $12,500.

      [d] Includes $17,000 in fees relating to the audit of the Partnership's 2001 financial statements but billings were dated in 2002.

      [e] Includes $1,219 in expenses relating to the audit of the Partnership's 2001 financial statements but billings were dated in 2002.

AUDIT-RELATED FEES

      There have been no billings in either 2003 or 2002 for assurance and related services by the Partnership's principal accountant that are reasonably related to the performance of the audit or review of financial statements that are not reported under "Audit Fees," above.

TAX FEES

      The Partnership relies upon the expertise of an accounting firm other than the principal accountant for tax compliance, tax advice, and tax planning. Therefore, there have been no billings in either 2003 or 2002 for professional services rendered by the Partnership's principal accountant for tax compliance, tax advice, and tax planning.

ALL OTHER FEES

      There have been no billings in either 2003 or 2002 for products or services rendered by the Partnership's principal accountant other than as set forth under "Audit Fees," above.

APPROVAL PROCESS

      The General Partner has no committees, including an Audit Committee. The Board of Directors of the General Partner is responsible for the appointment, compensation, and oversight of the work of the independent auditors and approves in advance any services, whether audit- related or not, to be performed by the independent auditors.

                        [THE REST OF THIS PAGE IS BLANK]

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      The documents filed as part of this report are listed in the Index to Financial Statements and Supplemental Schedules set forth in Table 11, below.

                    TABLE 11: INDEX TO FINANCIAL STATEMENTS
                           AND SUPPLEMENTAL SCHEDULES

                                  Document                               Page
      -----------------------------------------------------------        ----

      The following financial information is contained within the Audited Financial Statements:

          Report of Lynch & Howard, P.A., independent auditors            F-1

          Report of PricewaterhouseCoopers, LLP, independent auditors     F-2

          Balance Sheets as of December 31, 2003 and 2002                 F-3

          Statements of Operations for the years ended
             December 31, 2003, 2002 and 2001                             F-4

          Statements of Changes in Partners' Capital for the
             years ended December 31, 2003, 2002 and 2001                 F-5

          Statements of Cash Flows for the years
             ended December 31, 2003, 2002 and 2001                       F-6

          Notes to Financial Statements                                 F-7-18

      Report of Lynch & Howard, P.A., independent auditors
         on Financial Statement Schedules                                  68

      Report of PricewaterhouseCoopers, LLP, independent auditors
         on Financial Statement Schedules                                  69

      Valuation and Qualifying Accounts                                    70

      Real Estate and Accumulated Depreciation                             71


      All other required supplemental financial schedules are either contained within the notes to the financial statements or are not applicable.

REPORTS ON FORM 8-K

      The Partnership filed a current report on Form 8-K on December 29, 2003 relating to the dismissal of PricewaterhouseCoopers, LLP as its independent accountants and the engagement of Lynch & Howard, P.A. in such capacity.

INDEX TO EXHIBITS

      A complete listing of exhibits, including those incorporated by reference, is shown on Table 12, below. All other exhibits are not applicable.

                           TABLE 12: LIST OF EXHIBITS

  Exhibit
    No.                               Description of Exhibit
  -------         --------------------------------------------------------------

    3.1 The Limited Partnership Agreement of Reeves Telecom Associates sets forth the rights of unit holders. Such agreement was filed as Exhibit B to Amendment No.2 to the Partnership's Registration Statement on Form S-14 dated March 28, 1980 (Registration No.2-66452). [a]

   10.1 Purchase and Sale Agreement between the Partnership, as seller, and WW-Golf & Services, LLC, as purchaser, dated October 18, 2000 relating to the sale of the assets of Fox Squirrel Country Club, with exhibits. Such agreement was filed as Exhibit 10.1 to Form 10-Q filed on November 14, 2000. [a]

   10.2 Amendments No. 1 through 7 to the Purchase and Sale Agreement relating to the sale of the assets of Fox Squirrel Country Club. Such amendments were filed as Exhibit 10.4 to Form 10-K filed on March 29, 2001. [a]

   10.3 Loan Agreement between the Partnership, as lender, and WW-Golf & Services, LLC, as borrower, dated March 9, 2001. Such agreement was filed as Exhibit 10.5 to Form 10-K filed on March 29, 2001. [a]

   10.4 Promissory Note dated March 9, 2001, issued by WW-Golf & Services, LLC to the Partnership in connection with the sale of the assets of Fox Squirrel Country Club. Such note was filed as Exhibit 10.6 to Form 10-K filed on March 29, 2001. [a]

   10.5 Indemnification Agreement dated March 9, 2001 between the Partnership and WW-Golf & Services, LLC issued in connection with the sale of the assets of Fox Squirrel Country Club. Such agreement was filed as Exhibit 10.7 to Form 10-K filed on March 29, 2001. [a]

   10.6 Note Modification Agreement dated June 17, 2003 between WW-Golf & Services, LLC and the Partnership.

   10.7 Modification to Indemnification Agreement dated June 17, 2003 between the Partnership and WW-Golf & Services, LLC.

   16.1 Letter from PricewaterhouseCoopers, LLP, the former independent accountant of the Partnership, regarding its concurrence with the statements made by the Partnership concerning the resignation or dismissal as the Partnership's principal accountant. Such letter was filed as part of Form 8-K filed on December 29, 2003. [a]

   31.1           Rule 13a-14(a)/15d-14(a) Certification as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

  Exhibit
    No.                               Description of Exhibit
  -------         -------------------------------------------------------------

   32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.1 The Robert C. Cantwell IV, MAI appraisal of the Boiling Spring Lakes property dated as of December 31, 2003.

Notes:

[a]  Incorporated herein by reference.


                        [THE REST OF THIS PAGE IS BLANK]

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       REEVES TELECOM LIMITED PARTNERSHIP

Signatures                                Title                  Date

By:  Grace Property Management, Inc.      General Partner        March 26, 2004
                                                                 --------------

By:  /s/ DAVIS P. STOWELL
    ---------------------------------
    Davis P. Stowell
    President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                Title                              Date

By:  /s/ PETER METZ                       Director of General Partner         March 26, 2004
    ---------------------------------                                         ---------------
     Peter Metz

By:  /s/ DAVIS P. STOWELL                 President and Director of           March 26, 2004
    ---------------------------------     General Partner                     ---------------
     Davis P. Stowell                     (Principal Executive Officer,
                                          Principal Financial Officer,
                                          Principal Accounting Officer)


                        [THE REST OF THIS PAGE IS BLANK]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Reeves Telecom Limited Partnership
Boiling Spring Lakes, North Carolina

We have audited the accompanying balance sheet of Reeves Telecom Limited Partnership as of December 31, 2003, and the related statements of operations, changes in partners' capital and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2002 and 2001 financial statements were audited by other auditors whose report dated February 20, 2003 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the partnership's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reeves Telecom Limited Partnership as of December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Lynch & Howard, P.A
Raleigh, North Carolina

March 4, 2004

                         REPORT OF INDEPENDENT AUDITORS

To the Partners of
Reeves Telecom Limited Partnership:

In our opinion, the balance sheet as of December 31, 2002 and the related statements of operations, of partners' capital, and of cash flows for each of the two years in the period ended December 31, 2002 of the Reeves Telecom Limited Partnership 2003 Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of Reeves Telecom Limited Partnership at December 31, 2002 and for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 12 to the 2002 financial statements (not included herein), the cash generated from individual lot sales may not be sufficient to meet future operating costs, debt service and other cash requirements and raises substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12 of the 2002 financial statements. The financial statements do not include any adjustments relating to the recoverability of reported asset amounts or the amounts of liabilities that might result should the Partnership be unable to continue as a going concern.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
February 20, 2003

                                                                       EXHIBIT A

                       REEVES TELECOM LIMITED PARTNERSHIP

                      BOILING SPRING LAKES, NORTH CAROLINA

                                 BALANCE SHEETS

                     DECEMBER 31, 2003 AND DECEMBER 31, 2002

                                     ASSETS

                                                                2003           2002
                                                             ----------     ----------
ASSETS:
    Cash                                                     $  822,517     $  301,924
    Prepaid expenses and other current assets                       757         18,737
    Note receivable                                             146,265             --
    Properties held for sale and property and equipment:
        Properties held for sale                                327,840        354,009
        Sales property and equipment - net                      161,937        124,889
        Golf club property and equipment - net                       --        442,587
                                                             ----------     ----------
                                                             $1,459,316     $1,242,146
                                                             ==========     ==========

               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Accounts payable and accrued expenses                    $  115,109     $   83,895
    Accrued expenses - affiliates                                34,075         54,762
    Deposit on contract - net                                        --        280,245
    Long-term debt                                                   --        108,282
                                                             ----------     ----------
            Total Liabilities                                $  149,184     $  527,184
                                                             ----------     ----------
PARTNERS' CAPITAL:
    Issued and outstanding 1,812,062 units
        at December 31, 2003 and 2002                        $1,310,132     $  714,962
                                                             ----------     ----------
COMMITMENTS AND CONTINGENCIES
                                                             $1,459,316     $1,242,146
                                                             ==========     ==========


The Notes to Financial Statements are an integral part of this statement.

                                                                       EXHIBIT B

                       REEVES TELECOM LIMITED PARTNERSHIP

                      BOILING SPRING LAKES, NORTH CAROLINA

                            STATEMENTS OF OPERATIONS

                                                                     Years Ended December 31
                                                           --------------------------------------------
                                                              2003            2002             2001
                                                           -----------     -----------      -----------
REVENUES:

     Property sales                                        $   483,407     $   315,864      $   440,847
     Sale of golf club
       Previously deferred revenue                             862,500              --               --
       Previously deferred interest income                     149,745              --               --
       Interest income on note receivable                        6,145              --               --
     Other interest income and finance charges                   3,559           5,399            7,867
     Other revenue                                                  --             379            8,920
                                                           -----------     -----------      -----------
          Total Revenues                                   $ 1,505,356     $   321,642      $   457,634
                                                           -----------     -----------      -----------

OPERATING EXPENSES:

     Direct costs of property sold                         $   462,256     $     8,643      $    31,757
     Selling, general and administrative expenses              443,135         311,525          376,384
     Depreciation                                                1,468           2,571            2,462
     Interest                                                    4,702          10,308            9,801
                                                           -----------     -----------      -----------
          Total Operating Expenses                         $   911,561     $   333,047      $   420,404
                                                           -----------     -----------      -----------

OPERATING INCOME (LOSS)                                    $   593,795     $   (11,405)     $    37,230

Rental income - net                                              1,375           3,766            2,550
                                                           -----------     -----------      -----------
Income (loss) from continuing operations                   $   595,170     $    (7,639)     $    39,780
Loss from discontinued operations                                   --              --          (67,326)
                                                           -----------     -----------      -----------
NET INCOME (LOSS)                                          $   595,170     $    (7,639)     $   (27,546)
                                                           ===========     ===========      ===========
Income per partnership unit from continuing operations     $      0.33     $        --      $      0.02
                                                           ===========     ===========      ===========
Income (loss) per partnership unit                         $      0.33     $        --      $     (0.02)
                                                           ===========     ===========      ===========
Weighted average partnership units outstanding               1,812,062       1,812,062        1,814,070
                                                           ===========     ===========      ===========


The Notes to Financial Statements are an integral part of this statement.

                                                                       EXHIBIT C

                       REEVES TELECOM LIMITED PARTNERSHIP

                      BOILING SPRING LAKES, NORTH CAROLINA

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                   Years Ended December 31
                                           -----------------------------------------
                                              2003           2002            2001
                                           ----------     ----------      ----------
PARTNERS' CAPITAL AT BEGINNING OF YEAR     $  714,962     $  722,601      $  758,189
Repurchase of partnership units                    --             --          (8,042)
Net income (loss)                             595,170         (7,639)        (27,546)
                                           ----------     ----------      ----------
PARTNERS' CAPITAL AT END OF YEAR           $1,310,132     $  714,962      $  722,601
                                           ==========     ==========      ==========



The Notes to Financial Statements are an integral part of this statement.

                                                                       EXHIBIT D

                       REEVES TELECOM LIMITED PARTNERSHIP

                      BOILING SPRING LAKES, NORTH CAROLINA

                            STATEMENTS OF CASH FLOWS

                                                                            Years Ended December 31
                                                                  ---------------------------------------------
                                                                     2003             2002             2001
                                                                  -----------      -----------      -----------
OPERATING ACTIVITIES:

     Net income (loss)                                            $   595,170      $    (7,639)     $   (27,546)
     Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:
          Depreciation                                                  9,381            2,571           12,427
          Provision for loss on property held for sale                     --               --            3,585
          Changes in operating assets and liabilities:
             Prepaid and other assets                                  17,980           (3,245)           3,297
             Property held for sale - net                              18,256            8,642           28,172
             Golf club property and equipment - net                   442,587               --               --
             Accounts payable and accrued expenses                     31,214           (8,738)         (30,271)
                                                                  -----------      -----------      -----------

          Net Cash Provided By (Used In) Operating Activities     $ 1,114,588      $    (8,409)     $   (10,336)
                                                                  -----------      -----------      -----------

INVESTING ACTIVITIES:

     Purchase of land improvements and equipment                  $   (38,516)     $   (86,107)     $   (35,284)
     Increase (decrease) in deposit on contract                      (280,245)          79,697          209,773
     Principal payment on note receivable                               1,492               --               --
     Note received from sale of golf club                            (147,757)              --               --
     Transaction costs related to the sale of the golf club                --               --           (9,225)
                                                                  -----------      -----------      -----------
          Net Cash Provided By (Used In) Investing Activities     $  (465,026)     $    (6,410)     $   165,264
                                                                  -----------      -----------      -----------

FINANCING ACTIVITIES:

     Repurchase of partnership units                              $        --      $        --      $    (8,042)
     Repayment of long-term debt                                     (108,282)          (4,594)          (4,578)
     Increase (decrease) in accrued expenses - affiliates             (20,687)          24,344          (69,298)
                                                                  -----------      -----------      -----------
          Net Cash Provided By (Used In) Financing Activities     $  (128,969)     $    19,750      $   (81,918)
                                                                  -----------      -----------      -----------

NET INCREASE IN CASH                                              $   520,593      $     4,931      $    73,010

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                         301,924          296,993          223,983
                                                                  -----------      -----------      -----------
CASH AND CASH EQUIVALENTS - END OF YEAR                           $   822,517      $   301,924      $   296,993
                                                                  ===========      ===========      ===========
     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
          Interest paid                                           $     5,296      $     9,714      $    16,761
                                                                  ===========      ===========      ===========

The Notes to Financial Statements are an integral part of this statement.

                       REEVES TELECOME LIMITED PARTNERSHIP
                      BOILING SPRING LAKES, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



(1)   NATURE OF OPERATIONS

      On May 17, 1979 the stockholders of Reeves Telecom Corporation (the "Corporation") approved a plan of liquidation (the "Plan") for the Corporation and its subsidiaries. The Plan, which was determined by the Internal Revenue Service to qualify as a Section 337 liquidation, authorized the Corporation's Board of Directors to sell the Corporation's assets and distribute any remaining unsold assets to its stockholders and/or a liquidation trust. On May 8, 1980, stockholders at a special meeting approved an amendment to the Plan whereby assets not sold within one year of the date the Plan was approved could be transferred, at the discretion of the Board of Directors, from the Corporation to a South Carolina limited partnership which would undertake to sell the remaining assets on behalf of the stockholders. On May 15, 1980 the Corporation was liquidated and all of its unsold assets and liabilities were transferred to Reeves Telecom Associates, a South Carolina limited partnership (the "Partnership"). Stockholders of the Corporation received one Partnership unit in exchange for each share of common stock. The units are registered under the Securities Act of 1933 but are not listed on any national securities exchange. In January 1987, pursuant to a change in South Carolina law, the Partnership's legal name was changed from Reeves Telecom Associates to Reeves Telecom Limited Partnership. From the sale of the remaining assets, the Partnership may acquire additional properties or make distributions to the partners. The Partnership currently has no intent to acquire additional properties but is not precluded from doing so.

      Pursuant to the Plan, the Corporation sold all of its broadcasting assets and substantially all of the land held for development and sale at one of its two land development locations and distributed to its stockholders cash of $.90 per share on February 29, 1980 and $2.30 per share on May 14, 1980.

      The remaining assets of the Partnership are primarily land held for sale, note receivable and cash. The cash was generated from real estate sales including the sale of the golf club. During the first quarter of 2001, the Partnership sold the golf club (Note 11).

      The Partnership intends to continue to sell lots in the normal course of business and, while no assurances can be given, the Partnership believes the carrying value of the remaining lots is less than their net realizable value. Should the Partnership elect to effect a bulk sale and/or abandonment, the net amount realized could be less than the carrying value.

      The Partnership's Managing General Partner is Grace Property Management, Inc.

                      REEVES TELECOME LIMITED PARTNERSHIP
                      BOILING SPRING LAKES, NORTH CAROLINA
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      PROPERTY SALES

      Property sales represent individual building lots sold for cash and the gross sales price of residential houses built or acquired by the Partnership for resale. The revenues from these sales are recognized at the closing date unless a deferral is required pursuant to Statement of Financial Standards No. 66, "Accounting for Sales of Real Estate." Land cost included in direct costs of property sold represents the proportionate amount of the total initial project costs, after recorded valuation allowances, based on the sales value of the lot to the total estimated project sales value plus the value per lot of any capital improvements made subsequent to the initial project costs. See Note 11 for details relating to the sale of the golf club.

      PROPERTIES HELD FOR SALE AND PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is calculated on the straight-line basis over the estimated useful lives of 8 to 31.5 years for buildings and 5 to 20 years for equipment and land improvements.

      The Partnership assesses the realizability of the carrying value of its properties held for sale and related buildings and equipment whenever events or changes in circumstance indicate that impairment may have occurred in accordance with the provisions of Statement of Financial Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

                      REEVES TELECOME LIMITED PARTNERSHIP
                      BOILING SPRING LAKES, NORTH CAROLINA
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

      The Partnership maintains cash deposits in bank in excess of the federally insured amounts.

      CASH AND EQUIVALENTS

      For purposes of the statement of cash flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions and money market accounts with maturities of less than 90 days at the date of purchase. Cash equivalents are stated at cost, which approximates market value.

      ADVERTISING COSTS

      Advertising costs of $16,173, $17,817 and $19,570 were expensed as incurred during the years ended December 31, 2003, 2002 and 2001, respectively.

(3)   PROPERTIES HELD FOR SALE AND PROPERTY AND EQUIPMENT

      The Partnership obtained an independent appraisal report dated January 20, 2004 valuing the properties held for sale at December 31, 2003. Based upon this appraisal, management determined that no additional valuation allowances were required. Management believes that the properties held for sale are not reported in excess of their fair values. The change in the valuation allowances reported below are reductions related to the properties sold. See Note 12 to the financial statements for contingent liabilities related to the properties held by the Partnership.

      A summary of properties held for sale and property and equipment at December 31, 2003 and 2002 is as follows:

                      REEVES TELECOME LIMITED PARTNERSHIP
                      BOILING SPRING LAKES, NORTH CAROLINA
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

(3)   PROPERTIES HELD FOR SALE AND PROPERTY AND EQUIPMENT - CONTINUED

                                                        2003           2002
                                                      ---------      ---------
Properties held for sale:
      Boiling Spring Lakes land held for sale         $ 737,897      $ 791,526
      Pimlico Plantation lots                                --            250
      Residential house held for sale - net             150,347        158,260
                                                      ---------      ---------
                                                      $ 888,244      $ 950,036
      Less:  Valuation allowance                       (560,404)      (596,027)
                                                      ---------      ---------
         Total Properties Held for Sale               $ 327,840      $ 354,009
                                                      ---------      ---------

Sales property and equipment:
      Land and land improvements                      $ 162,502      $ 125,863
      Buildings                                          49,844         49,844
      Equipment                                          10,184          6,895
                                                      ---------      ---------
                                                      $ 222,530      $ 182,602
      Less:  Accumulated depreciation                   (60,593)       (57,713)
                                                      ---------      ---------
         Total Sales Property and Equipment - Net     $ 161,937      $ 124,889
                                                      ---------      ---------

Golf club property and equipment:

      Land and land improvements                      $      --      $ 410,555
      Buildings                                              --        250,129
      Equipment                                              --        317,353
                                                      ---------      ---------
                                                      $      --      $ 978,037
      Less:  Accumulated depreciation                        --       (535,450)
                                                      ---------      ---------
         Total Golf Club Property and
             Equipment - net                          $      --      $ 442,587
                                                      ---------      ---------
Total Properties Held for Sale and
  Equipment - Net                                     $ 489,777      $ 921,485
                                                      =========      =========


                      REEVES TELECOME LIMITED PARTNERSHIP
                      BOILING SPRING LAKES, NORTH CAROLINA
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

(4)   ACCRUED EXPENSES - AFFILIATES

      A summary of accrued expenses owed to affiliates at December 31, 2003 and 2002 is as follows:

                                      2003        2002
                                     -------     -------
General Partner's fees               $20,000     $40,000
Rent                                   3,750       7,500
Interest                                  --         594
Fees to a former general partner       6,668       6,668
Consulting fee                         3,657          --
                                     -------     -------

                                     $34,075     $54,762
                                     =======     =======




      General Partner's fees represent amounts owed to the General Partner. Rent represents amounts owed to certain affiliates of the General Partner. From time to time the General Partner and its affiliates charge the Partnership interest on amounts owed to them. See Note 6 for additional information regarding related party transactions.

(5)   LONG-TERM DEBT

      Long-term debt at December 31, 2003 and 2002 consisted of the following:

                                                          2003         2002
                                                          -----     --------
8.65% Note payable in monthly installments of $1,193,
including interest, maturing March 27, 2005.
Collateralized by property with a net book value of
$130,000 at December 2002                                 $  --     $108,282
                                                          =====     ========

                    REEVES TELECOME LIMITED PARTNERSHIP
                    BOILING SPRING LAKES, NORTH CAROLINA
                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2003




(6)   RELATED PARTY TRANSACTIONS

      The General Partner and its affiliates charged the Partnership for services and office space for the years ended December 31, 2003, 2002 and 2001 as follows:

                                         2003          2002          2001
                                         ----          ----          ----
General Partner fees                  $ 80,000      $ 80,000      $ 90,000
Legal fees                                  --            --         4,500
Office space                            15,000        15,000        15,000
Consulting fees                         13,587           337         3,982
Reimbursement of travel expenses         1,398         1,108            --
Interest at 10%                             --           594         3,254
                                      --------      --------      --------
                                      $109,985      $ 97,039      $116,736
                                      ========      ========      ========


(7)   INCOME TAXES

      No provision has been made for income taxes since income or loss is includable in the partners' returns as they report to tax authorities in their respective capacities as partners.

(8)   LEASES

      The Partnership leased certain office and golf course equipment under operating leases related to Fox Squirrel Country Club. In connection with the sale of the golf club, the leases were transferred to buyer (Note 11).

      Equipment rental and lease expense for the years ended December 31, 2003, 2002 and 2001 was $0, $0 and $6,894, respectively.

                    REEVES TELECOME LIMITED PARTNERSHIP
                    BOILING SPRING LAKES, NORTH CAROLINA
                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2003

(9)   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Partnership using the methods and assumptions described below. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value of cash in banks is estimated to be its carrying value and is not included in the analysis below.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

            LONG-TERM DEBT

            The fair value of long-term debt has been estimated by discounting the future cash flows using the current rates offered for debt issues with similar characteristics. Based on the borrowing rates available to the Partnership at December 31, 2002, the fair value of long-term debt at December 31, 2002 was $112,347. The note was paid off during the year ended December 31, 2003.

            NOTE RECEIVABLE

            The fair value of the note receivable has been estimated by discounting the future cash flows using the rate the Partnership would expect to receive on similar type instruments. The note was modified on June 17, 2003 and a current interest rate was negotiated. The fair value of the note receivable at December 31, 2003 was estimated to be $146,265.

(10)  BUSINESS SEGMENT DATA

      The following disclosure is made in accordance with the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods. It also requires disclosure of certain

                    REEVES TELECOME LIMITED PARTNERSHIP
                    BOILING SPRING LAKES, NORTH CAROLINA
                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2003


(10)  BUSINESS SEGMENT DATA - CONTINUED

      information about the Partnership's products and services and the geographic areas in which the Partnership operates and its major customers. The adoption of this pronouncement has resulted in a revision of the Partnership's operating segments footnote disclosures, but did not have an impact on the financial statements.

      The Partnership operated two business segments until the sale of the golf club on March 9, 2001. The two segments disclosed below are property sales and the golf club operations. Revenues and direct costs are separately stated in the financial statements. Substantially all revenues during the years ended December 31, 2003, 2002 and 2001 for both segments have been generated in the State of North Carolina; the exception to the foregoing is $24,545 and $20,104 in revenue from property sales in 2003 and 2001, respectively, generated in the State of South Carolina. As of December 31, 2003, all of the assets of the Partnership are located in the eastern portion of North Carolina. Operating income (loss), net income (loss), depreciation, identifiable assets and capital expenditures by business segment are summarized as follows:

                                        2003              2002              2001
                                        ----              ----              ----
Operating income (loss):
     Property and sale of golf
      club                          $   593,795       $   (11,405)      $    37,230

     Golf club operations                    --                --           (67,326)
                                    -----------       -----------       -----------
                                        593,795           (11,405)          (30,096)
                                    ===========       ===========       ===========
Net income (loss):
     Property and sale of golf
      club                          $   595,170       $    (7,639)      $    39,780

     Golf club operations                    --                --           (67,326)
                                    -----------       -----------       -----------
                                        595,170            (7,639)          (27,546)
                                    ===========       ===========       ===========
Depreciation:
     Property and sale of golf
      club                          $     9,381       $     2,571       $     2,462

     Golf club operations                    --                --             9,965
                                    -----------       -----------       -----------
                                          9,381             2,571            12,427
                                    ===========       ===========       ===========

Identifiable assets:
     Property and sale of golf
      club                          $ 1,459,316       $   780,822       $   700,997
     Golf club operations                    --           461,324           458,079
                                    -----------       -----------       -----------
                                      1,459,316         1,242,146         1,159,076
                                    ===========       ===========       ===========

Capital expenditures:
     Property and sale of golf
      club                          $    38,516       $    86,107       $    35,284
     Golf club operations                    --                --                --
                                    -----------       -----------       -----------
                                         38,516            86,107            35,284
                                    ===========       ===========       ===========


                    REEVES TELECOME LIMITED PARTNERSHIP
                    BOILING SPRING LAKES, NORTH CAROLINA
                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2003



(11)  DISPOSAL OF BUSINESS SEGMENT / NOTE RECEIVABLE

      The Partnership closed a sale agreement for Fox Squirrel Country Club on March 9, 2001. Under the agreement, the Partnership received $150,000 in cash and a note for $712,500. The note required monthly payments of $6,641 including interest at 9.75% per annum and maturing on March 9, 2004. The note is collateralized by a first mortgage on the golf club.

      Since the cash down payment represented less than 25% of the total consideration paid for the assets, the transaction was originally recorded on the Partnership's financial statements using the deposit method as defined in SFAS No. 66, "Accounting for Sales of Real Estate." The deposit method requires, among other things, that until the total cash received by the Partnership from the down payment and principal payments on the note receivable is at least 25% of the total consideration paid, then: (a) the sold assets remain on the Partnership's balance sheet as assets held for sale or disposal, (b) cash received from the buyer be shown as a deposit on contract, and (c) payments received from the buyer in respect to note receivable are treated as an increase in the deposit.

      The Partnership received the scheduled payments described above through June 2003. On June 17, 2003, the Partnership received an additional principal payment of $534,748. This payment resulted in cash received exceeding 25% of the purchase price; therefore the sale was recorded and the assets and liabilities related to the golf club were removed from the balance sheet. The revenues and interest income previously deferred were reported in the Statement of Operations for the year ended December 31, 2003. The cost of the golf club assets and related transaction costs totaled $521,279 and were reported in the Statement of Operations for the year ended December 31, 2003. The Partnership subordinated its lien priority on the assets sold to a bank.

      The note receivable was modified effective June 17, 2003. This note requires monthly payments of $1,371 including interest at the greater of 8.75% or FNB Southeast's prime interest rate plus 2%. The note requires a balloon payment of $125,459 due June 15, 2008. The remaining balance on the note receivable as of December 31, 2003 was $146,265.

      Golf club revenues, prior to the sale, were $32,511 for 2001.

                    REEVES TELECOME LIMITED PARTNERSHIP
                    BOILING SPRING LAKES, NORTH CAROLINA
                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2003



(12)  COMMITMENTS AND CONTINGENT LIABILITIES

      CONTAMINATION FROM UNDERGROUND STORAGE TANK

      The Partnership sold Fox Squirrel Country Club on March 9, 2001, which contained contamination from an underground storage tank. The Partnership believes that all remediation work had been completed as of December 31, 2001 although the North Carolina Department of Environment and Natural Resources ("NCDENR") has required the Partnership to continue monitoring and testing the subsurface groundwater. As of the date of this report, NCDENR has not issued the final closing letter releasing the Partnership from future monitoring and testing. If the NCDENR requires additional remediation the Partnership may be responsible. Management believes that if additional remediation is required that it would not have a material affect on the financial statements and no additional expense was accrued in these financial statements.

      DAM REPAIRS

      The Partnership is responsible for the maintenance and repair of an earthen dam designed to retain water in one of the lakes. The dam was breeched approximately eight years ago and the Partnership has spent over $102,000 in repairs. The Partnership intends to deed the dam to the City of Boiling Spring Lakes but the city has required additional repairs before accepting ownership. The Partnership does not believe this additional cost will be material.

      COMMITMENT FOR MUNICIPAL WATER AND SEWER SERVICES

      The land owned by the Partnership lacks municipal water and sewer service. The City of Boiling Spring Lakes plans to begin phasing municipal water service to certain portions of the development in 2004. A significant portion of the costs of water distribution and sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land. As of the date of this report, the Partnership is unable to determine the magnitude of these costs and accordingly has not accrued any provision in these financial statements.

      ENVIRONMENTAL MATTERS

      The Partnership is subject to various federal, state and local laws, ordinances and regulations regarding environmental matters. The Partnership may be required to investigate and clean up hazardous or toxic substances or petroleum product releases on land currently or formerly owned by it, and may be liable to a governmental entity or to third parties for property damage and the cost of investigation, removal and decontamination incurred by such parties. The penalty may be imposed whether or not the Partnership was aware, or responsible for, the hazardous or toxic substances, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of

                    REEVES TELECOME LIMITED PARTNERSHIP
                    BOILING SPRING LAKES, NORTH CAROLINA
                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2003


(12)  COMMITMENTS AND CONTINGENT LIABILITIES

      ENVIRONMENTAL MATTERS - CONTINUED

      investigation, removal and decontamination of substances could be substantial. If such substances are found on the land currently owned by the Partnership, or there is a failure to properly remove or decontaminate the area, the property could be difficult to sell, rent or develop. Some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with such contamination. The Partnership may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. As of the date of this report, the Partnership is not aware of any environmental matters that would have a material affect on the financial statements and the Partnership has accordingly accrued no liabilities in these financial statements. However, it is at least reasonably possible that such matters may exist at the date of this report and the affect on the Partnership and these financial statements could be substantial.

      ENDANGERED / PROTECTED SPECIES

      Portions of Boiling Spring Lakes and surrounding area are known or believed to be the habitat of various species of flora and fauna, which have been identified, endangered or protected species. Development of the Partnership's land is subject to various laws and regulations intended to limit disturbance of endangered and protected species. The Partnership has not made any representations or warranties to buyers as to protected or endangered species. Nevertheless, it is reasonably possible that one or more such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the presence of protected or endangered species on or near the land, preventing such buyer from utilizing the land in the matter intended. If any litigation is instituted seeking compensation or rescission due to endangered and protected species, the Partnership believes that it would prevail on the merits. As of the date of this report, there is no pending litigation and the Partnership is not aware of any potential claims or actions relating to these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

                    REEVES TELECOME LIMITED PARTNERSHIP
                    BOILING SPRING LAKES, NORTH CAROLINA
                       NOTES TO FINANCIAL STATEMENTS
                             DECEMBER 31, 2003


(12)  COMMITMENTS AND CONTINGENT LIABILITIES - CONTINUED

      WATER LEVEL OF LAKES

      The Partnership believes that the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership. The Partnership's ability to sell land at its asking prices would be adversely affected to the extent that the water level in the lakes is substantially below normal for any length of time. Due to protracted drought or near-drought conditions for several years up to late 2002, nearly all the lakes within the City of Boiling Spring Lakes had a water level that was substantially below normal. These conditions resulted in a lowering of the water table, and sinkholes developed in the bed of Boiling Spring Lake, the largest lake in the community. Remedial measures taken by the city combined with heavy precipitation during the fourth quarter of 2002 solved the current problem and filled the lakes to approximately normal levels. The Partnership has not made any representations or warranties to buyers of land as to the water level in the lakes. Nevertheless, it is reasonably possible that one or more of such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the water level of the lakes being substantially below normal, whether due to damage to the dam, protracted drought conditions, or otherwise. If any litigation is instituted seeking compensation or rescission, the Partnership believes that it would prevail on the merits but the cost of defending such litigation may by substantial. As of the date of this report, there is no pending litigation and the Partnership is not aware of any potential claims or actions in these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

                          INDEPENDENT AUDITOR'S REPORT
                        ON FINANCIAL STATEMENT SCHEDULES

To the Partners
Reeves Telecom Limited Partnership
Boiling Spring Lakes, North Carolina

Our audit of the financial statements of Reeves Telecom Limited Partnership as of December 31, 2003 and for the year then ended as referred to in our report dated March 4, 2004, and appearing on page F-1 of this Form 10-K, also included an audit of the financial statement schedules listed in Item 15 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements referred to above.

The information contained in financial statement schedules for 2002 and 2001 were audited by other auditors whose report on those financial statement schedules was dated February 20, 2003 and expressed an unqualified opinion that the financial statement schedules were presented fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ Lynch & Howard, P.A.
Raleigh, North Carolina
March 4, 2004

                   REPORT OF INDEPENDENT AUDITORS ON FINANCIAL
                               STATEMENT SCHEDULES

To the Partners of
Reeves Telecom Limited Partnership:

Our audits of the financial statements referred to in our report dated February 20, 2003, also included an audit of financial statement schedules listed in Item 15 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
February 20, 2003

                       REEVES TELECOM LIMITED PARTNERSHIP

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                                  Additions
                                   Balance at     Charged to               Changes        Balance
                                    Beginning     Costs and                  Add          at End
                                    of Period      Expenses   Deductions   (Deduct)      of Period
                                    ---------      --------   ----------   --------      ---------
For year ended December 31, 2003     $596,027    $     --     $(35,623)        $--        $560,404
     RE valuation allowance

For year ended December 31, 2002
     RE valuation allowance          600,170           --       (4,143)         --         596,027

For year ended December 31, 2001
     RE valuation allowance          603,040        3,586       (6,456)         --         600,170


NOTES:

(1) Additions to the real estate valuation allowance charged to costs and expenses reduce the reported book value of certain real estate held for sale to approximate market.

(2) Deductions to the real estate valuation allowance reflect the sale of real estate to which the valuation allowance applies.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                                                                                         Life Upon
                                                                                                                           Which
                                                            Cost        Gross                                           Depreciation
                                            Initial     Capitalized     Amount                                           in Latest
                                              Cost      Subsequent    Carried at                  Net                     Income
                                               to            to         End of    Accumulated    Book      Date of      Statement
           Description       Encumbrances  Partnership   Acquisition    Period    Depreciation   Value    Acquisition   is Computed
           -----------       ------------  -----------   -----------    ------    ------------   -----    -----------   -----------
Boiling Spring Lakes, NC:
     Building lots and land         $ --   $  654,931     $ 82,966     $737,897         $   --  $737,897     May 1980       N/A
     Improved lot
       held for resale                --      130,047       28,213      158,260          7,913   150,347   April 1999       N/A
                                    ----   ----------     --------     --------         ------  --------

                                    $ --   $  784,978     $111,179     $896,157         $7,913  $888,244                    N/A

Pimlico Plantation, SC:
     Building lots and land           --           --           --           --             --        --
                                    ----   ----------     --------     --------         ------  --------


Total at December 31, 2003          $ --   $  784,978     $111,179     $896,157         $7,913  $888,244
                                    ====   ==========     ========     ========         ======  ========


NOTES:

(1)   All building lots and land held for sale are unimproved.

(2) The amounts shown for building lots, land and improved lot held for resale in Boiling Spring Lakes do not reflect valuation allowance of $560,404 at December 31,2003. See Schedule II, "Valuation and Qualifying Accounts." The valuation allowance, established in previous years to reduce the carrying value of the Partnership's land in Boiling Spring Lakes to approximate market value, is reviewed from time to time to determine its adequacy and is reduced as land is sold.

                       REEVES TELECOM LIMITED PARTNERSHIP

                   RECONCILIATION OF GROSS AND NET BOOK VALUE

                                      Gross                          Net
                                       Book       Accumulated        Book
                                      Value       Depreciation      Value
                                      -----       ------------      -----
YEAR ENDED DECEMBER 31, 2003:

  Balance at beginning of period     $ 950,036      $    --      $ 950,036
  Additions during period:
    Acquisitions                            --           --             --
    Improvements                            --           --             --
  Deductions during period:
    Cost of real estate sold           (53,879)      (7,913)       (61,792)
                                       --------      -------       -------
  Balance at end of period           $ 896,157      $(7,913)     $ 888,244
                                       =======      ========       =======
YEAR ENDED DECEMBER 31, 2002:

  Balance at beginning of period     $ 946,181      $    --      $ 946,181
  Additions during period:
    Acquisitions                            --           --             --
    Improvements                        16,641           --         16,641
  Deductions during period:
    Cost of real estate sold           (12,786)          --        (12,786)
                                       --------          --        -------
  Balance at end of period           $ 950,036      $    --      $ 950,036
                                       =======           ==        =======
YEAR ENDED DECEMBER 31, 2001:

  Balance at beginning of period     $ 945,524      $    --      $ 945,524
  Additions during period:
    Acquisitions                            --           --             --
    Improvements                        35,284           --         35,284
  Deductions during period:
    Cost of real estate sold           (34,627)          --        (34,627)
                                       --------          --        -------
  Balance at end of period           $ 946,181      $    --      $ 946,181
                                       =======           ==        =======

NOTE:

(1)   Cost of real estate sold does not reflect valuation allowances. See
      Schedule II, "Valuation and Qualifying Accounts."