Form 10-Q
period 2004-03-31
REEVES TELECOM LTD PARTNERSHIP
filed 2004-05-17
CIK 314741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004,

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                          Commission file number 0-9305

                       REEVES TELECOM LIMITED PARTNERSHIP
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

On May 7, 2004, the registrant had outstanding 1,812,062 partnership units.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                   Page
                                                                   ----
PART I.  FINANCIAL INFORMATION

  Item 1. Condensed Financial Statements

          Condensed Balance Sheets at March 31, 2004 and
            December 31, 2003                                        1

          Condensed Statements of Operations and
            Partners' Capital for the Three Months Ended
            March 31, 2004 and 2003                                  2

          Condensed Statements of Cash Flows for the
            Three Months Ended March 31, 2004 and 2003               3

          Notes to Financial Statements                              4

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      9

  Item 3. Quantitative and Qualitative Disclosures About
            Market Risk                                             16

  Item 4. Controls and Procedures                                   17

PART II.  OTHER INFORMATION

  Item 5. Other Information                                         19

  Item 6. Exhibits and Reports on Form 8-K                          19

SIGNATURE                                                           20

                          PART 1. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS

                                            March 31,   December 31,
                                              2004         2003
                                           (Unaudited)   (Audited)
                                           ----------   ----------
           Assets
           ------

Cash and cash equivalents                  $  727,348   $  822,517
Prepaid and other current assets                   --          757
Properties held for sale and property
 and equipment:
      Properties held for sale                373,891      327,840
      Sales property and equipment, net       164,397      161,937
                                           ----------   ----------
      Total properties held for sale and
        property and equipment, net           538,288      489,777

Long term notes receivable                    145,344      146,265
                                           ----------   ----------
      Total Assets                         $1,410,980   $1,459,316
                                           ==========   ==========

Liabilities and Partners' Capital
---------------------------------

Accounts payable and accrued expenses      $   39,815   $  115,109
Accrued expenses, affiliates                   34,075       34,075
                                           ----------   ----------

           Total Liabilities                   73,890      149,184

Partners' capital                           1,337,090    1,310,132
                                           ----------   ----------
           Total Liabilities and
           Partners' Capital               $1,410,980   $1,459,316
                                           ==========   ==========

The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

            CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                              2004           2003
                                           -----------   -----------
Operating revenues:
     Property sales                        $   114,443   $    30,545
     Rental income                               2,257         2,295
     Interest income and finance charges         3,664           651
                                           -----------   -----------
                                               120,364        33,491
                                           -----------   -----------
Operating costs and expenses:
     Direct costs of property sold               3,324         1,410
     Selling, general and administrative
         expenses                               87,663        61,969
     Depreciation                                2,419         2,301
     Interest                                       --         2,332
                                           -----------   -----------
                                                93,406        68,012
                                           -----------   -----------

Net income (loss)                               26,958       (34,521)

Partners' capital at beginning of period     1,310,132       714,962
                                           -----------   -----------
Partners' capital at end of period         $ 1,337,090   $   680,441
                                           ===========   ===========
Income (loss) per partnership unit -
     basic and diluted                     $      0.01   $     (0.02)
                                           ===========   ===========

Weighted average partnership units
     issued and outstanding                  1,812,062     1,812,062
                                           -----------   -----------

The accompanying notes are an integral part of these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                                               2004         2003
                                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                                       $  26,958    $ (34,521)
     Adjustments to reconcile net income
         (loss) to net cash provided by operating activities:
             Depreciation                                                        2,419        2,301
             Change in assets and liabilities:
                 Prepaid and other current assets                                  757         (268)
                 Note receivable                                                   921           --
                 Property held for sale, net                                   (47,676)       1,057
                 Accounts payable and
                  accrued expenses                                             (75,294)     (54,803)
                                                                             ---------    ---------
     Net cash used in operating activities                                     (91,915)     (86,234)
                                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Increase in sales property & equipment, net                                (3,254)     (19,646)
     Deposit on contract                                                            --       19,924
                                                                             ---------    ---------
     Net cash provided by (used in) investing
         activities                                                             (3,254)         278
                                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment of long-term debt                                                    --       (1,244)
     Decrease in accrued expenses, affiliates                                       --      (24,314)
                                                                             ---------    ---------
     Net cash used in financing activities                                          --      (25,558)
                                                                             ---------    ---------
NET DECREASE IN CASH                                                           (95,169)    (111,514)

CASH BALANCE - BEGINNING                                                       822,517      301,924
                                                                             ---------    ---------
CASH BALANCE - ENDING                                                        $ 727,348    $ 190,410
                                                                             =========    =========

The accompanying notes are an integral part of these financial statements

                       REEVES TELECOM LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Organization and Basis of Presentation

         Organization
         ------------

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

         The remaining assets of the Partnership are primarily land held for sale, note receivable and cash. The cash was generated from real estate sales including the sale of the golf club as described in Note 2, below. During the first quarter of 2001, the Partnership sold the golf club.

         The Partnership intends to continue to sell lots in the normal course of business and, while no assurances can be given, the Partnership believes the carrying value of the remaining lots is less than their net realizable value. Should the Partnership elect

                       REEVES TELECOM LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

         to effect a bulk sale and/or abandonment, the net amount realized could be less than the carrying value.

         The Partnership's Managing General Partner is Grace Property Management, Inc.

         Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership's results of operations and financial condition have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2004.

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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


NOTE 3.  Reclassification

         Certain reclassifications have been made in the prior period to conform to the current year presentation. These reclassifications have no effect on net income or partners' capital of the prior period.


NOTE 4.  Commitments and Contingent Liabilities

         Contamination From Underground Storage Tank
         -------------------------------------------

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

         Dam Repairs
         -----------

         The Partnership is responsible for the maintenance and repair of an earthen dam designed to retain water in one of the lakes. The dam was breeched approximately eight years ago and the Partnership has spent over $105,000 in repairs. The Partnership intends to deed the dam to the City of Boiling Spring Lakes but the city has required additional repairs before accepting ownership. The Partnership does not believe this additional cost will be material.

         Commitment For Municipal Water and Sewer Services
         -------------------------------------------------

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

         Environmental Matters
         ---------------------

         The Partnership is subject to various federal, state, and local laws, ordinances, and regulations regarding environmental matters. The Partnership may be required to investigate and clean up hazardous or toxic substances or petroleum product releases on land currently or formerly owned by it, and may be liable to a governmental entity or to third parties for property damage and the cost of investigation, removal, and decontamination incurred by such parties. The penalty may be imposed whether or not the Partnership was aware, or responsible for, the hazardous or toxic substances, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, removal, and decontamination of substances could be substantial. If such substances are found on the land currently owned by the Partnership, or there is a failure to properly remove or decontaminate the area, the property could be difficult to sell, rent, or develop. Some environmental laws create a lien on a contaminated site in favor of the government for damages and costs

                       REEVES TELECOM LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

         it incurs in connection with such contamination. The Partnership may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. As of the date of this report, the Partnership is not aware of any environmental matters that would have a material affect on the financial statements and the Partnership has accordingly accrued no liabilities in these financial statements. However, it is at least reasonably possible that such matters may exist at the date of this report and the affect on the Partnership and these financial statements could be substantial.


         Endangered / Protected Species
         ------------------------------

         Portions of Boiling Spring Lakes and the surrounding area are known or believed to be the habitat of various species of flora and fauna, which have been identified as endangered or protected species. Development of the Partnership's land is subject to various laws and regulations intended to limit disturbance of endangered and protected species. The Partnership has not made any representations or warranties to buyers of land as to protected or endangered species. Nevertheless, it is reasonably possible that one or more such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the presence of protected or endangered species on or near the land, preventing such buyer from utilizing the land in the matter intended. If any litigation is instituted seeking compensation or rescission due to endangered and protected species, the Partnership believes that it would prevail on the merits. As of the date of this report, there is no pending litigation and the Partnership is not aware of any potential claims or actions relating to these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

         Water Level Of Lakes
         --------------------

         The Partnership believes that the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership. The Partnership's ability to sell land at its asking prices would be adversely affected to the extent that the water level in the lakes is substantially below normal for any length of time. Due to protracted drought or near-

                       REEVES TELECOM LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

         drought conditions for several years up to late 2002, nearly all the lakes within the City of Boiling Spring Lakes had a water level that was substantially below normal. These conditions resulted in a lowering of the water table, and sinkholes developed in the bed of Boiling Spring Lake, the largest lake in the community. Remedial measures taken by the city combined with heavy precipitation during the fourth quarter of 2002 solved the current problem and filled the lakes to approximately normal levels. The Partnership has not made any representations or warranties to buyers of land as to the water level in the lakes. Nevertheless, it is reasonably possible that one or more of such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the water level of the lakes being substantially below normal, whether due to damage to the dam, protracted drought conditions, or otherwise. If any litigation is instituted seeking compensation or rescission, the Partnership believes that it would prevail on the merits but the cost of defending such litigation may by substantial. As of the date of this report, there is no pending litigation and the Partnership is not aware of any potential claims or actions in these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2004
                                   (Unaudited)

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

         In addition to historical information, this quarterly report on Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable securities laws. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, achievements, or events, and may contain forward-looking words or phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "project," "strategies," "will be," "will continue," "will likely result," and similar terms that convey uncertainty of future events or outcomes. These statements represent the Partnership's (including the General Partner's) beliefs, expectations, intentions, and plans, and, as such, are not guarantees of future outcomes or future performance, and are subject to risks and uncertainties that are beyond the Partnership's control and could cause the Partnership's actual results to differ materially from those reflected in the forward-looking statements.

         Readers are cautioned not to place undue reliance upon these forward-looking statements, which reflect Management's analysis only as to the date hereof. Readers should carefully review the risk factors described in Item 1, "Description of Business - Risk Factors" within the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2004, and other documents the Partnership has filed and from time to time will file with the Securities and Exchange Commission which could cause the Partnership's actual results to differ materially from those in these forward-looking statements. The Partnership undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.


         Sale of Fox Squirrel Country Club / The Lakes Country Club
         ----------------------------------------------------------

         During the first quarter of 2001, the Partnership completed the sale of the assets of Fox Squirrel/The Lakes for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable having an initial principal amount of $712,500. Originally, the note bore interest at an annual rate of 9.5%, had a maturity date of March 9, 2004, was collateralized by all of the

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2004
                                   (Unaudited)

         assets sold to the buyer, and provided for payments of principal and interest as follows: (i) monthly payments of $6,641 from April 9, 2001 up to and including February 9, 2004, and (ii) a final payment of $677,642 on March 9, 2004. During the second quarter of 2003, in connection with the buyer's obtaining financing from a local financial institution (the "Bank"), the terms of the note were modified to provide for an annual interest rate equal to the higher of (i) 8.75% and (ii) 2% over the Bank's prime rate, and the maturity date was extended to June 15, 2008. Assuming that the Bank's prime rate does not exceed 6.75% (meaning that the interest rate on the note remains constant at 8.75%), the note as modified provides for payments of principal and interest as follows: (i) $779 of interest only on July 9, 2003, (ii) monthly payments of $1,371 from August 9, 2003 up to and including July 9, 2008, and (iii) a final payment of $125,459 on July 15, 2008. In addition to the foregoing modifications to the note, the Partnership subordinated its lien priority on the assets sold to the buyer to that of the Bank. In consideration of the foregoing, during the second quarter of 2003, the Partnership received from the buyer an early repayment of principal of $534,748, reducing the unpaid principal amount outstanding under the note to $147,757 as of the date of such repayment.

         Since the cash down payment of $150,000 received by the Partnership during the first quarter of 2001 represented less than 25% of the total consideration paid for the assets, the transaction was recorded on the Partnership's financial statements using the deposit method as defined in SFAS 66. From March 31, 2001 through March 31, 2003, the Partnership recorded the transaction using the deposit method. At March 31, 2003, the assets held by the Partnership covered by the agreement were held at a net book value of approximately $442,587. Since, as of the date of the early repayment of principal to the Partnership of $534,748, the Partnership has received in excess of 25% of the total consideration paid for the assets, the transaction has been recorded as a sale of assets on the Partnership's financial statements for the period ended June 30, 2003. The operations of Fox Squirrel/The Lakes prior to the sale are recorded as discontinued operations. During the second quarter of 2003, the Partnership recognized a gain on the sale totaling $341,221.

         In connection with the modification of the note's terms as described above, the Partnership and the buyer agreed to a modification of the indemnification agreement relating to certain environmental contamination from an underground storage tank formerly located on the grounds of Fox Squirrel/The Lakes. The indemnification agreement originally provided that the buyer may

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2004
                                   (Unaudited)

         extend the maturity of the note beyond March 9, 2004 if by that date the Partnership had not completed remediation of such environmental contamination. The duration of such extension was limited to 20 years. The agreement as modified provides that the Partnership's indemnification extends to not later than June 17, 2005, even if the North Carolina Department of Environment and Natural Resources has not furnished a closure letter formally stating that no further testing of ground water or remediation is required.


         Results of Operations
         ---------------------

         THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

         - REVENUE

         Revenue from property sales, and the amount and type of property sold for the first three months of 2004 and 2003 are set forth in the table below.

                                           Three Months Ended March 31,
                                           ----------------------------
                                                 2004       2003
                                               --------   --------

           PROPERTY SOLD
              Boiling Spring Lakes, NC:
                 Individual undeveloped lots         12          2
              Pimlico Plantation, SC:
                 Individual undeveloped lots         --          1

           REVENUE
              Boiling Spring Lakes, NC:
                 Individual undeveloped lots   $114,443   $  6,000
              Pimlico Plantation, SC:
                 Individual undeveloped lots         --     24,545
                                               --------   --------
           Total Revenue                       $114,443   $ 30,545
                                               ========   ========

         - Boiling Spring Lakes, NC

         The real estate market in the southern coastal region of North Carolina, including Brunswick County, where the Partnership's property is situated, has continued to recover from the sluggish

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2004
                                   (Unaudited)

         conditions seen during most of 2002 and 2003. Historically low interest rates and improved economic conditions generally have led to greater demand for buildable residential lots, though not yet to the level seen in 2001. While the strength and durability of the market's recovery is difficult to predict at this time, Management is cautiously optimistic about prospects for the Partnership's land sales for the balance of 2004 and into 2005.

         During the first three months of 2004, the Partnership sold 10 more individual undeveloped lots than were sold during the same period of 2003, for an increase of 500%. Management attributes the increase to the significant improvement in the real estate market in Brunswick County, North Carolina. Revenue from the sale of individual undeveloped lots increased over 1,800%, reflecting not only the relative strength of the market but also the higher average sales price per lot - $9,537 for the first three months of 2004 as compared to $3,000 for the same period of 2003. The higher average sales price per lot reflects the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots which are not suitable for on-site septic systems.


         - Pimlico Plantation, SC

         The Partnership sold one individual undeveloped lot during the first three months of 2003. After such sale, the Partnership no longer owned any land in Pimlico Plantation, SC.

         Rental income for the first three months of 2004 was substantially unchanged from the same period of 2003, reflecting the scheduled lease payments.

         Interest income and finance charges increased 463%. Management attributes the increase substantially to the fact that, during the first three months of 2004, the Partnership recognized interest on the note receivable held in connection with the sale of Fox Squirrel/The Lakes in 2001, whereas no such interest income was recognized during the same period of 2003. As more fully described under "Sale of Fox Squirrel Country Club/The Lakes Country Club," interest and principal payments received by the Partnership in respect of the note receivable were recorded as an increase in the deposit on the sale contract until June 2003, when the transaction was recorded as a sale in the Partnership's financial statements. Excluding interest income from the note receivable, the Partnership earned interest income of $1,228 and $651 for the three months ended March 31, 2004 and 2003, respectively. The 89% increase

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2004
                                   (Unaudited)

         reflects a higher average cash balance held during the first quarter of 2004 than during the first quarter of 2003.


         - DIRECT COSTS OF PROPERTY SOLD

         Direct costs of property sold for the first three months of 2004 and 2003 were $3,324 and $1,410, respectively. Management attributes the increase in costs principally to the greater amount of land sold during the first quarter of 2004 compared to the same period of 2003.


         - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $87,663 for the first three months of 2004, compared to $61,969 for the same period of 2003. The principal components of the approximately 41% increase are as follows:

                  - Real estate taxes - The amount incurred by the Partnership for the first quarter of 2004 was $21,579, compared to $15,937 for the first quarter of 2003. Management attributes the increase primarily to a higher tax rate in effect for 2004 than in 2003.

                  - Commissions - The Partnership utilizes outside brokers to supplement its own sales office for property sales. During the first quarter of 2004, the Partnership paid $5,000 in commissions to outside brokers, whereas no such commissions were paid during the same period of 2003.

                  - Perk testing and surveying - During the first quarter of 2004, the Partnership spent $3,720 surveying lots and testing the suitability of lots for individual onsite septic systems, compared to $230 during the same period of 2003. The 1,517% increase reflects primarily the increase in the number of lots sold.

                  - Miscellaneous expenses - The Partnership incurred $7,534 in miscellaneous expenses during the first quarter of 2004, compared to $1,243 incurred during the first quarter of 2003. The increase is due in part to the cost of the appraisal of the real estate assets owned by the Partnership in Boiling Spring Lakes. Since the Partnership obtains such an appraisal once every two to three years, there was no corresponding expense incurred during the first quarter of 2003. The increase is also due in part to the expenditure of $2,520 during the first quarter of 2004 for clearing certain land of brush, while no such expense was incurred during the same period of 2003.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2004
                                   (Unaudited)

         Inflation has had only a minor impact on the Partnership's operations during the first three months of 2004 and 2003.


         Capital Resources and Liquidity
         -------------------------------

         Operating activities used $91,915 of net cash during the first three months of 2004, compared to $86,234 of net cash used in operating activities during the same period of 2003. The change is primarily attributable to the payment of $51,000 of water assessments by the City of Boiling Spring Lakes during the firstquarter of 2004 and to an increase in the aggregate amount of property taxes payable by the Partnership.

         Investing activities used net cash of $3,254 during the first three months of 2004, compared to $278 of net cash provided by investing activities during the same period of 2003. The change is primarily attributable to repairs made to a dam during the first quarter of 2004, whereas no such expenditure was made during the same period of 2003.

         Financing activities used no net cash during the first three months of 2004, compared to $25,558 of net cash used in financing activities during the same period of 2003. The change is primarily attributable to the fact that there was no change in the amounts owed to the General Partner and its affiliates during the first quarter of 2004, whereas during the first quarter of 2003 the Partnership reduced the amounts owed to such persons.

         At March 31, 2004, the Partnership has cash and cash equivalents of $727,348. The Partnership has no existing credit line with any financial institution upon which it may draw.

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

         Throughout the balance of 2004, the Partnership may make one or more real estate-related investments in and around Boiling Spring Lakes with a view towards enhancing the value of the Partnership's assets. The Partnership may utilize its own cash balances as well as seek to borrow from local financial institutions or others to fund such investment(s). Management expects that any effort to obtain financing will be successful but there can be no assurances

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2004
                                   (Unaudited)

         that the partnership will be able to obtain borrowed funds on acceptable terms or at all. Management will evaluate and determine on a continuing basis, depending upon market conditions and other factors the General Partner deems relevant, the most efficient and practical use of the Partnership's cash.


         Off Balance Sheet Arrangements
         ------------------------------

         The Partnership does not utilize off balance sheet arrangements, and there were none during the first three months of 2004 or 2003.


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

         The Partnership's interest-bearing assets at March 31, 2004 are as follows:

                  - Cash, substantially all of which is deposited at a local financial institution. The interest rate earned on the cash balance is variable. During the first quarter of 2004, cash balances averaged $774,932.

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

         Had the average level of interest rates during the first three months of 2004 been higher or lower by 100 basis points or one percent (1%), the Partnership would have earned approximately $1,816, more or less, on its cash balances, based upon average quarterly balances.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2004
                                   (Unaudited)

         As of March 31, 2004, the note receivable from the buyer of the assets of Fox Squirrel/The Lakes was stated on the Partnership's balance sheet at $145,344, the principal amount of the note receivable, which approximates its market value. The interest rate on the note receivable cannot decline below 8.75% and will increase to 2% above the Bank's prime rate if the Bank's prime rate were to exceed 6.75%. This note receivable, like all variable rate instruments, is largely insulated from interest rate risk, and will not decline in value if market interest rates increase, however, should interest rates decline from what are already historically low rates, the market value of the note receivable will likely increase. A hypothetical 100 basis point (1%) increase or decrease in market interest rates from levels at March 31, 2004 would not cause the fair value of the note receivable to change by a material amount.

         During the third quarter of 2003, the Partnership repaid the remaining unpaid balance, or approximately $104,991, of long-term debt secured by a mortgage on an improved residential lot. As a result, during the first quarter 2004, the Partnership had no long term debt outstanding, and at March 31, 2004, the Partnership has no interest-bearing liabilities.


ITEM 4.  Controls and Procedures

         The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Partnership's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Partnership's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2004
                                   (Unaudited)

         control will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures related to the control may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         Since the Registrant is a limited partnership, it has no officers or directors. Mr. Davis P. Stowell, President of the General Partner, carries out the functions of the principal executive officer and the principal financial officer of the Partnership. Mr. Stowell has, as of the end of the period covered by this quarterly report on Form 10-Q, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and has determined that such disclosure controls and procedures are effective at the reasonable assurance level. There have been no changes during the first fiscal quarter of 2004 that materially affected or are reasonably likely to affect internal controls over financial reporting. The Partnership does not believe any significant deficiencies or material weaknesses exist in its internal controls over financial reporting. Accordingly, no corrective actions have been taken.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2004
                                   (Unaudited)

                           PART II - OTHER INFORMATION

ITEM 5.  Other Information

         Mr. Peter Metz resigned as a director of the General Partner effective as of March 31, 2004. As a result, Mr. Davis P. Stowell, the President of the General Partner, is the sole director of the Partnership's general partner.


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

         (b) No reports were filed on Form 8-K for the quarter ended March 31, 2004.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2004
                                  (Unaudited)


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

                                              REEVES TELECOM LIMITED PARTNERSHIP

                                            By:   Grace Property Management Inc.
                                                  General Partner

                                            By:   /s/ DAVIS P. STOWELL
                                                  ------------------------------
                                                  Davis P. Stowell
                                                  President and Sole Director
                                                  (Principal Executive Officer,
                                                  Principal Financial Officer,
                                                  Principal Accounting Officer)

Dated: May 12, 2004