Form 10-Q
period 2004-06-30
REEVES TELECOM LTD PARTNERSHIP
filed 2004-08-16
CIK 314741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  -------------

                                    FORM 10-Q

                                  -------------

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       or

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

On August 10, 2004, the registrant had outstanding 1,812,062 partnership units.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                               Page
                                                               ----

PART I.  FINANCIAL INFORMATION

  Item 1. Condensed Financial Statements

          Condensed Balance Sheets at June 30, 2004
            (Unaudited) and December 31, 2003                   1

          Condensed Statements of Operations and Partners'
            Capital (Unaudited) for the Three Months Ended
            June 30, 2004 and 2003                              2

          Condensed Statements of Operations and Partners'
            Capital (Unaudited) for the Six Months Ended
            June 30, 2004 and 2003                              3

          Condensed Statements of Cash Flows (Unaudited)
            for the Six Months Ended
            June 30, 2004 and 2003                              4

          Notes to Condensed Financial Statements (Unaudited)   5

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 11

  Item 3. Quantitative and Qualitative Disclosures About
            Market Risk                                         20

  Item 4. Controls and Procedures                               21

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                      23

SIGNATURE                                                       24

PART I. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS

                                                 June 30,       December 31,
                                                  2004             2003
                                              (Unaudited)        (Audited)
                                              -----------       ------------
              Assets
              ------

Cash and cash equivalents                     $  941,759        $  822,517
Prepaid and other current assets                      --               757
Properties held for sale and property
 and equipment:
  Properties held for sale                       360,639           327,840
  Sales property and equipment, net              163,610           161,937
                                              ----------        ----------
  Total properties held for sale and
    property and equipment, net                  524,249           489,777

Long term notes receivable                       144,403           146,265
                                              ----------        ----------
  Total Assets                                $1,610,411        $1,459,316
                                              ==========        ==========

Liabilities and Partners' Capital
---------------------------------

Accounts payable and accrued expenses         $   39,185        $  115,109
Accrued expenses, affiliates                      57,778            34,075
                                              ----------        ----------
     Total Liabilities                            96,963           149,184

Commitments and Contingencies

Partners' capital                              1,513,448         1,310,132
                                              ----------        ----------
     Total Liabilities and
     Partners' Capital                        $1,610,411        $1,459,316
                                              ==========        ==========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

               CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL
                  FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                 2004            2003
                                              -----------     -----------
Operating revenues:
  Property sales                              $  307,300      $   85,560
  Rental income                                    2,333           2,295
  Interest income and finance charges              4,733         147,987
  Gain on sale of country club                        --         341,221
                                              ----------      ----------
                                                 314,366         577,063
                                              ----------      ----------
Operating costs and expenses:
  Direct costs of property sold                   11,626           2,013
  Selling, general and administrative
    expenses                                     123,970          80,258
  Depreciation                                     2,412           2,301
  Interest                                            --           1,176
                                              ----------      ----------
                                                 138,008          85,748
                                              ----------      ----------

Net income                                       176,358         491,315
Partners' capital at beginning of period       1,337,090         680,441
                                              ----------      ----------
Partners' capital at end of period            $1,513,448      $1,171,756
                                              ==========      ==========
Income per partnership unit                   $     0.10      $     0.27
                                              ==========      ==========

Weighted average partnership units
  issued and outstanding                       1,812,062       1,812,062
                                              ----------      ----------

              The accompanying notes are an integral part of these
                        condensed financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

               CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL
                   FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                    2004            2003
                                                -----------      -----------
Operating revenues:
  Property sales                                $  421,743        $  113,810
  Rental income                                      4,590             4,590
  Interest income and finance charges                8,397           150,933
  Gain on sale of country club                          --           341,221
                                                ----------        ----------
                                                   434,730           610,554
                                                ----------        ----------
Operating costs and expenses:
  Direct costs of property sold                     14,950             3,423
  Selling, general and administrative
    expenses                                       211,633           142,227
  Depreciation                                       4,831             4,602
  Interest                                              --             3,508
                                                ----------        ----------
                                                   231,414           153,760
                                                ----------        ----------

Net income                                         203,316           456,794
Partners' capital at beginning of period         1,310,132           714,962
                                                ----------        ----------
Partners' capital at end of period              $1,513,448        $1,171,756
                                                ==========        ==========
Income per partnership unit                     $     0.11        $     0.25
                                                ==========        ==========

Weighted average partnership units
  issued and outstanding                         1,812,062         1,812,062
                                                ----------        ----------

              The accompanying notes are an integral part of these
                        condensed financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                      2004           2003
                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $ 203,316       $ 456,794
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation                                    4,831           4,602
       Change in assets and liabilities:
         Prepaid and other current assets                757          18,737
         Note Receivable                               1,862              --
         Property held for sale                      (33,673)          2,717
         Accounts payable and
          accrued expenses                           (75,924)        (34,521)
       Gain on sale of country club (net)                 --          14,585
                                                   ---------       ---------
   Net cash provided by operating activities         101,169         462,914
                                                   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in sales property & equipment,net         (5,630)        (31,593)
                                                   ---------       ---------
   Net cash used in investing activities              (5,630)        (31,593)
                                                   ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt                            --          (2,263)
   Increase/(Decrease) in accrued expenses,
    affiliates                                        23,703         (20,650)
                                                   ---------       ---------
   Net cash provided by (used in) financing
    activities                                        23,703         (22,913)
                                                   ---------       ---------
NET INCREASE IN CASH                                 119,242         408,408

CASH BALANCE - BEGINNING                             822,517         301,924
                                                   ---------       ---------
CASH BALANCE - ENDING                              $ 941,759       $ 710,332
                                                   =========       =========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE  1. Organization and Basis of Presentation

      Organization

      On May 17, 1979 the stockholders of Reeves Telecom Corporation (the "Corporation") approved a plan of liquidation (the "Plan") for the Corporation and its subsidiaries. The Plan, which was determined by the Internal Revenue Service to qualify as a Section 337 liquidation, authorized the Corporation's Board of Directors to sell the Corporation's assets and distribute any remaining unsold assets to its stockholders and/or a liquidation trust. On May 8, 1980, stockholders at a special meeting approved an amendment to the Plan whereby assets not sold within one year of the date the Plan was approved could be transferred, at the discretion of the Board of Directors, from the Corporation to a South Carolina limited partnership which would undertake to sell the remaining assets on behalf of the stockholders. On May 15, 1980 the Corporation was liquidated and all of its unsold assets and liabilities were transferred to Reeves Telecom Associates, a South Carolina limited partnership (the "Partnership"). Stockholders of the Corporation received one Partnership unit in exchange for each share of common stock. The units are registered under the Securities Exchange Act of 1934 but are not listed on any national securities exchange. In January 1987, pursuant to a change in South Carolina law, the Partnership's legal name was changed from Reeves Telecom Associates to Reeves Telecom Limited Partnership. From the sale of the remaining assets, the Partnership may acquire additional properties or make distributions to the partners. The Partnership currently has no intent to acquire additional properties but is not precluded from doing so.

      Pursuant to the Plan, the Corporation sold all of its broadcasting assets and substantially all of the land held for development and sale at one of its two land development locations and distributed to its stockholders cash of $.90 per share on February 29, 1980 and $2.30 per share on May 14, 1980.

      The remaining assets of the Partnership are primarily land held for sale, note receivable and cash. The cash was generated primarily from real estate sales including the sale of the golf club described in Note 2, below. During the first quarter of 2001, the Partnership sold the golf club.

      The Partnership intends to continue to sell lots in the normal course of business and, while no assurances can be given, the Partnership believes the carrying value of the remaining lots is

                       REEVES TELECOM LIMITED PARTNERSHIP

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

      less than their net realizable value. Should the Partnership elect to effect a bulk sale and/or abandonment, the net amount realized could be less than the carrying value.

      The Partnership's Managing General Partner is Grace Property Management, Inc.


      Basis of Presentation

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership's results of operations and financial condition have been included. Operating results for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2004.

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

NOTE  3. Reclassification

      Certain reclassifications have been made in the prior periods to conform to the current year presentation. These reclassifications have no effect on net income or partners' capital of the prior periods.

NOTE  4. Commitments and Contingent Liabilities

      Contamination From Underground Storage Tank

      The Partnership sold Fox Squirrel Country Club on March 9, 2001, which contained contamination from an underground storage tank. The Partnership completed all remediation work as of December 31, 2001, although the North Carolina Department of Environment and Natural Resources ("NCDENR") required the Partnership to monitor and test the subsurface groundwater periodically thereafter, and to submit the results of such tests to NCDENR for review. In a "no further action" letter to the Partnership dated May 4, 2004, NCDENR stated that its review of a site closure report showed that soil contamination does not exceed the residential maximum soil contaminant concentrations under state law, and that contaminated groundwater has been cleaned up to the level of the standards under state law, and, accordingly, NCDENR believes that no further action is warranted for the incident. The "no further action" letter further states that NCDENR's determination applies unless NCDENR later determines that the release that resulted in the remediation

                       REEVES TELECOM LIMITED PARTNERSHIP

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



      work poses an unacceptable or a potentially unacceptable risk to human health or the environment. The well that was established for monitoring and testing subsurface groundwater has been closed, and Management believes that the Partnership will not incur any further monitoring or testing costs, or other material or potentially material expenditures relating to the contamination.

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

      Commitment For Municipal Water and Sewer Services

      The land owned by the Partnership lacks municipal water and sewer service. In 2004, the City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development. In connection with the first phase of the municipal water system, in February 2004 the Partnership paid its full assessment of $51,000, which amount was treated for accounting purposes as an increase in the cost basis of the land owned by the Partnership in those certain portions of the development. A significant portion of the costs of subsequent phases of municipal water distribution as well as sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land. As of the date of this report, the Partnership is unable to determine the magnitude of these costs and accordingly has not accrued any provision in these financial statements.

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


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

                       REEVES TELECOM LIMITED PARTNERSHIP

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

      Water Level Of Lakes

      The Partnership believes that the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership. The Partnership's ability to sell land at its asking prices would be adversely affected to the extent that the water level in the lakes is substantially below normal for any length of time. Due to protracted drought or near-drought conditions for several years up to late 2002, nearly all the lakes within the City of Boiling Spring Lakes had a water level that was substantially below normal. These conditions resulted in a lowering of the water table, and sinkholes developed in the bed of Boiling Spring Lake, the largest lake in the community. Remedial measures taken by the city combined with heavy precipitation during the fourth quarter of 2002 solved the current problem and filled the lakes to approximately normal levels. The Partnership has not made any representations or warranties to buyers of land as to the water level in the lakes. Nevertheless, it is reasonably possible that one or more of such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the water level of the lakes being substantially below normal, whether due to damage to a dam, protracted drought conditions, or otherwise. If any litigation is instituted seeking compensation or rescission, the Partnership believes that it would prevail on the merits but the cost of defending such litigation may by substantial. As of the date of this report, there is no pending litigation and the Partnership is not aware of any potential claims or actions in these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

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

      In connection with the modification of the note's terms as described above, the Partnership and the buyer agreed to a modification of the indemnification agreement relating to certain environmental contamination from an underground storage tank formerly located on the grounds of Fox Squirrel/The Lakes. The indemnification agreement originally provided that the buyer may extend the maturity of the note beyond March 9, 2004 if by that date the Partnership had not completed remediation of such environmental contamination. The duration of such extension was limited to 20 years. The agreement as modified provides that the Partnership's indemnification extends to not later than June 17, 2005, even if the North Carolina Department of Environment and Natural Resources ("NCDENR") has not furnished a closure letter formally stating that no further testing of ground water or remediation is required. NCDENR issued a "no further action" letter dated May 4, 2004, and, as a result, the Partnership's indemnification pursuant to the agreement as modified has ended.

      Results of Operations

      SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

      - REVENUE

      Revenue from property sales, and the amount and type of property sold for the first six months of 2004 and 2003 are set forth in the table below.

                                              Six Months Ended June 30,
                                              -------------------------
                                                 2004           2003
                                              ----------      ---------
PROPERTY SOLD
  Boiling Spring Lakes, NC:
     Individual undeveloped lots                     36              9
     Commercial land (acres)                         --           3.63
  Pimlico Plantation, SC:
     Individual undeveloped lots                     --              1

REVENUE
  Boiling Spring Lakes, NC:
     Individual undeveloped lots               $421,743       $ 68,765
     Commercial land                                 --         20,500
  Pimlico Plantation, SC:
     Individual undeveloped lots                     --         24,545
                                               --------       --------
Total Revenue                                  $421,743       $113,810
                                               ========       ========

      - Boiling Spring Lakes, NC

      Generally, the real estate market in the southern coastal region of North Carolina, including Brunswick County, where the Partnership's property is situated, has recovered from the sluggish conditions seen during most of 2002 and 2003. Historically low interest rates and improved economic conditions generally have led to greater demand for buildable residential lots. While the strength and durability of the market's recovery is difficult to predict at this time, Management is cautiously optimistic about prospects for the Partnership's land sales for the balance of 2004 and into 2005.

      During the first six months of 2004, the Partnership sold 27 more individual undeveloped lots than were sold during the same period of 2003, for an increase of 300%. Of the 27 lots sold, 9 lots were sold to a single buyer, a local builder, for an aggregate of $116,049. Management attributes the increase to the improvement in the real estate market in Brunswick County, North Carolina. Revenue from the sale of individual undeveloped lots increased over 513%, reflecting not only the relative strength of the market but also the higher average sales price per lot i $11,715 for the first six months of 2004 as compared to $7,641 for the same period of 2003. The higher average sales price per lot reflects the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots which are not suitable for on-site septic systems.

      During the first six months of 2004, the Partnership sold no commercial land, whereas the Partnership sold approximately 4 acres in the same period of 2003 for aggregate revenue of $20,500. The Partnership experiences great volatility in sales from year to year as to revenue and acreage, and often the Partnership records no sales of commercial land in a fiscal year. The price per acre of commercial land that the Partnership realizes depends upon numerous factors, including, among others, the size of the tract and its location.

      - Pimlico Plantation, SC

      The Partnership sold one individual undeveloped lot during the first six months of 2003. After such sale, the Partnership no longer owned any land in Pimlico Plantation, SC.

      Rental income for the first six months of 2004 was unchanged from the same period of 2003, reflecting scheduled lease payments.

      Interest income and finance charges for the first six months of 2004 decreased 94% from the same period of 2003. Management attributes the decrease substantially to the fact that, during the first six months of 2003, the Partnership recognized the sale of the assets of Fox Squirrel/The Lakes, which included recognizing the interest collected on the note receivable from the closing of the transaction in March 2001 to June 2003. Prior to June 2003, the Partnership recorded principal and interest in respect of the note receivable as an increase in the deposit on the sale contract, in accordance with SFAS No. 66, "Accounting for Sales of Real Estate."

      - DIRECT COSTS OF PROPERTY SOLD

      Direct costs of property sold for the first six months of 2004 and 2003 were $14,950 and $3,423, respectively, for an increase of approximately 337%. Management attributes the increase in costs principally to the greater amount of land sold during the first quarter of 2004 compared to the same period of 2003.

      - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses for the first six months of 2004 were $211,633, compared to $145,735 for the same period of 2003. The principal components of the approximately 45% increase are as follows:

      - Income tax - The Partnership expensed $23,025 in North Carolina and South Carolina state income taxes due in respect of 2003 for limited partners, whereas only $5,500 in such taxes was expensed in 2003. As a limited partnership, the Partnership generally passes income tax liability through to its partners. With respect to 2003 and 2002, however, Management believes that the administrative cost of allocating such liability among the partners, and maintaining records therefor, would be needlessly time-consuming and complex. Management, therefore, elected to pay such taxes, with the result that each partner's pro rata share of the Partnership's income for each such year would be/has been reduced by a pro rata share of such taxes paid.

      - Accounting fees - Accounting fees were $18,111 for the first six months of 2004, compared to $7,858 for the same period of 2003. The increase of approximately 131% is due in part to the increased work relative to the Partnership's quarterly filings in 2004 compared to 2003 performed by the Partnership's auditors and accountants. The increase in costs is also due in part to the need to have the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 2003 reviewed by both its current and former auditors, Lynch & Howard PA, and PricewaterhouseCoopers, LLP, respectively, as is required by Federal securities laws and regulations when a change of auditors occurs. The cost of the former auditor's review exceeded the amount accrued therefor at December 31, 2003, and the excess was expensed in 2004. During 2003, the Partnership incurred auditing fees with respect to only PricewaterhouseCoopers, LLP, which firm was then serving as the Partnership's auditors.

      - Reporting and transfer agent costs - Costs associated with the Partnership's transfer agent and the financial printer for preparing and submitting the Partnership's periodic filings with the Securities and Exchange Commission ("SEC") were $14,134 for the first six months of 2004, compared to $6,071 for the same period of 2003. The increase of approximately 133% is due principally to the increase in the Partnership's compliance costs.

      - Miscellaneous expenses - The Partnership incurred $15,550 in miscellaneous expenses during the first six months of 2004, compared to $4,117 incurred during the same period of 2003. The increase is due in part to the cost of the appraisal of the real estate assets owned by the Partnership in Boiling Spring Lakes, and in part by expenses relating to clearing and mowing of certain land, and wetlands assessment tests in respect of such land, prior to the sale of the land. Since the sale did not close, the Partnership expensed all of such costs. No such expenses were incurred during the same period of 2003.

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

      - REVENUE

      Revenue from property sales, and the amount and type of property sold for the three months ended June 30, 2004 and June 30, 2003 are set forth in the table below.

                                              Three Months Ended June 30,
                                              ---------------------------
                                                     2004           2003
                                               ----------     ----------
PROPERTY SOLD
  Boiling Spring Lakes, NC:
     Individual undeveloped lots                      24                7
     Commercial land (acres)                          --             3.63

REVENUE
  Boiling Spring Lakes, NC:
     Individual undeveloped lots                 $307,301        $ 62,765
     Commercial land                                   --          20,500
                                                 --------        --------
  Total Revenue                                  $307,301        $ 83,265
                                                 ========        ========

      - Boiling Spring Lakes, NC

      During the three months ended June 30, 2004, the Partnership sold 17 more individual undeveloped lots than were sold during the same period of 2003, for an increase of 243%. Management attributes the increase to the improvement in the real estate market in Brunswick County, North Carolina. Revenue from the sale of individual undeveloped lots increased 390%, reflecting not only the relative strength of the market but also the higher average sales price per lot - $12,804 for the second quarter of 2004 as compared to $8,966 for the same period of 2003. The higher average sales price per lot reflects the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots which are not suitable for on-site septic systems.

      During the second quarter of 2004, the Partnership sold no commercial land, whereas the Partnership sold approximately 4 acres in the same period of 2003 for aggregate revenue of $20,500. The Partnership experiences great volatility in sales from year to year as to revenue and acreage, and often the Partnership records no sales of commercial land in a fiscal year. The price per acre of commercial land that the Partnership realizes depends upon numerous factors, including, among others, the size of the tract and its location.

      Rental income for the three months ended June 30, 2004 was substantially unchanged from the same period of 2003, reflecting the scheduled lease payments.

      Interest income and finance charges decreased 97%. Management attributes the decrease substantially to the fact that, during the second quarter of 2003, the Partnership recognized the sale of the assets of Fox Squirrel/The Lakes, which included recognizing the interest collected on the note receivable from the closing of the transaction in March 2001 to June 2003. Prior to June 2003, the Partnership recorded principal and interest in respect of the note receivable as an increase in the deposit on the sale contract, in accordance with SFAS No. 66, "Accounting for Sales of Real Estate."

      - DIRECT COSTS OF PROPERTY SOLD

      Direct costs of property sold for the three months ended June 30, 2004 were $11,627, compared to $2,014 for the same period of 2003. Management attributes the increase in costs principally to the greater amount of land sold during the second quarter of 2004 compared to the same period of 2003.

      - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses were $123,970 for the three months ended June 30, 2004, compared to $81,434 for the same period of 2003. The principal components of the approximately 52% increase are as follows:

      - Income tax - The Partnership expensed $23,025 in North Carolina and South Carolina state income taxes due in respect of 2003 for limited partners, whereas only $5,500 in such taxes was expensed in 2003.

      - Accounting fees - Accounting fees were $18,111 for the second quarter of 2004, compared to $7,858 for the same period of 2003. The increase of approximately 131% is due in part to the increased work relative to the Partnership's quarterly filings in 2004 compared to 2003 performed by the Partnership's auditors and accountants. The increase in costs is also due in part to the need to have the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 2003 reviewed by both its current and former auditors, Lynch & Howard PA, and PricewaterhouseCoopers, LLP, respectively, and the expensing of some of such costs in 2004. During 2003, the Partnership incurred auditing fees with respect to only PricewaterhouseCoopers, LLP, which firm was then serving as the Partnership's auditors.

      - Reporting and transfer agent costs - Costs associated with the Partnership's transfer agent and the financial printer for preparing and submitting the Partnership's periodic filings with the Securities and Exchange Commission ("SEC") were $13,103 for the second quarter of 2004, compared to $4,315 for the same period of 2003. The increase of approximately 204% is due principally to the increase in the Partnership's compliance costs.

      - Miscellaneous expenses - The Partnership incurred $8,016 in miscellaneous expenses during the second quarter of 2004, compared to $2,874 incurred during the same period of 2003. The increase is due principally to expenses relating to clearing and mowing of certain land, and wetlands assessment tests in respect of such land, prior to the sale of the land. Since the sale did not close, the Partnership expensed all of such costs. No such expenses were incurred during the same period of 2003.

      Inflation has had only a minor impact on the Partnership's operations during the first six months of 2004 and 2003.

      Capital Resources and Liquidity

      Operating activities provided $101,169 of net cash during the first six months of 2004, compared to $462,914 of net cash provided by operating activities during the same period of 2003. The change is primarily attributable to the payment of $51,000 of water assessments by the City of Boiling Spring Lakes during the first six months of 2004 and to higher costs associated with accounting and financial reporting, and the recognition of the sale of the assets of Fox Squirell/The Lakes in the first six months of 2003.

      Investing activities used net cash of $5,630 during the first six months of 2004, compared to $31,593 of net cash used in investing activities during the same period of 2003. The change is primarily attributable to the relative amount spent on repairs made to a dam during the first six months of 2004, which was less than was spent during the same period of 2003.

      Financing activities provided $23,703 of net cash during the first six months of 2004, compared to $22,913 of net cash used in financing activities during the same period of 2003. The change is primarily attributable to the $23,750 increase in the amounts owed to the General Partner and its affiliates during the first six months of 2004, whereas during the same period of 2003 the Partnership reduced the amounts owed to such persons.

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

      Throughout the balance of 2004, the Partnership may make one or more real estate-related investments in and around Boiling Spring Lakes with a view towards enhancing the value of the Partnership's assets. The Partnership may utilize its own cash balances as well as seek to borrow from local financial institutions or others to fund such investment(s). Management expects that any effort to obtain financing will be successful but there can be no assurances that the Partnership will be able to obtain borrowed funds on acceptable terms or at all. Management will evaluate and determine on a continuing basis, depending upon market conditions and other factors the General Partner deems relevant, the most efficient and practical use of the Partnership's cash.

      Off Balance Sheet Arrangements

      The Partnership does not utilize off balance sheet arrangements, and there were none during the first six months of 2004 or 2003.

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

      The Partnership's interest-bearing assets at June 30, 2004 are as follows:

      - Cash, substantially all of which is deposited at a local financial institution. The interest rate earned on the cash balance is variable. During the second quarter of 2004, cash balances averaged $834,553.

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

      Had the average level of interest rates during the first six months of 2004 been higher or lower by 100 basis points or one percent (1%), the Partnership would have earned approximately $3,826, more or less, on its cash balances, based upon average quarterly balances.

      As of June 30, 2004, the note receivable from the buyer of the assets of Fox Squirrel/The Lakes was stated on the Partnership's balance sheet at $144,403, the principal amount of the note receivable, which approximates its market value. The interest rate on the note receivable cannot decline below 8.75% and will increase to 2% above the Bank's prime rate if the Bank's prime rate were to exceed 6.75%. This note receivable, like all variable rate instruments, is largely insulated from interest rate risk, and will not decline in value if market interest rates increase, however, should interest rates decline from what are already historically low rates, the market value of the note receivable will likely increase. A hypothetical 100 basis point (1%) increase or decrease in market interest rates from levels at June 30, 2004 would not cause the fair value of the note receivable to change by a material amount.

      During the third quarter of 2003, the Partnership repaid the remaining unpaid balance, or approximately $104,991, of long-term debt secured by a mortgage on an improved residential lot. As a result, during the first six months of 2004, the Partnership had no long term debt outstanding, and at June 30, 2004, the Partnership has no interest-bearing liabilities.

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

      Since the Registrant is a limited partnership, it has no officers or directors. Mr. Davis P. Stowell, President of the General

      Partner, carries out the functions of the principal executive officer and the principal financial officer of the Partnership. Mr. Stowell has, as of the end of the period covered by this quarterly report on Form 10-Q, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and has determined that such disclosure controls and procedures are effective at the reasonable assurance level. There have been no changes during the second fiscal quarter of 2004 that materially affected or are reasonably likely to affect internal controls over financial reporting. The Partnership does not believe any significant deficiencies or material weaknesses exist in its internal controls over financial reporting. Accordingly, no corrective actions have been taken.

PART II. OTHER INFORMATION

ITEM  6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            31    Rule 13a-14/15d-14(a) Certifications as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

            32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

                  * Exhibit 32 is to be treated as "furnished" rather than "filed" as part of this report.

      (b)   Reports on Form 8-K:

            No reports were filed on Form 8-K for the quarter ended June 30, 2004.

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

                                       REEVES TELECOM LIMITED PARTNERSHIP


                                       By:  Grace Property Management Inc.
                                            General Partner


                                       By:  /s/ DAVIS P. STOWELL
                                            --------------------------------
                                            Davis P. Stowell
                                            President and Sole Director
                                            of General Partner
                                            (Principal Executive Officer,
                                            Principal Financial Officer,
                                            Principal Accounting Officer)

Dated: August 11, 2004