Form 10-Q
period 2004-09-30
REEVES TELECOM LTD PARTNERSHIP
filed 2004-11-15
CIK 314741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

On November 10, 2004, the registrant had outstanding 1,812,062 partnership units.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Condensed Financial Statements

           Condensed Balance Sheets at September 30, 2004
             (Unaudited) and December 31, 2003                                1

           Condensed Statements of Operations and Partners'
             Capital (Unaudited) for the Three Months Ended
             September 30, 2004 and 2003                                      2

           Condensed Statements of Operations and Partners'
             Capital (Unaudited) for the Nine Months Ended
             September 30, 2004 and 2003                                      3

           Condensed Statements of Cash Flows (Unaudited)
             for the Nine Months Ended
             September 30, 2004 and 2003                                      4

           Notes to Condensed Financial Statements
             (Unaudited)                                                      5

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             13

  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                     23

  Item 4.  Controls and Procedures                                           24

PART II.  OTHER INFORMATION

  Item 6.  Exhibits                                                          26

SIGNATURE                                                                    27

                          PART I. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS

                                            September 30,  December 31,
                                                2004           2003
                                             (Unaudited)    (Audited)
                                            -------------  ------------
           Assets
           ------
Cash and cash equivalents                    $1,339,562     $  822,517
Prepaid and other current assets                     --            757
Properties held for sale and property
 and equipment:
      Properties held for sale                  339,700        327,840
      Property and equipment, net               162,829        161,937
                                             ----------     ----------
      Total properties held for sale and
        property and equipment, net             502,529        489,777

Long term notes receivable                      143,440        146,265
                                             ----------     ----------
      Total Assets                           $1,985,531     $1,459,316
                                             ==========     ==========

Liabilities and Partners' Capital
---------------------------------
Accounts payable and accrued expenses        $   38,998     $  115,109
Accrued expenses, affiliates                     34,028         34,075
                                             ----------     ----------

           Total Liabilities                     73,026        149,184

Commitments and contingencies

Partners' capital                             1,912,505      1,310,132
                                             ----------     ----------
           Total Liabilities and
           Partners' Capital                 $1,985,531     $1,459,316
                                             ==========     ==========

    The accompanying notes are an integral part of these condensed financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

            CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                               2004           2003
                                                            ----------     ----------
Operating revenues:
     Property sales                                         $  506,830     $  222,964
     Rental income                                               2,295          2,473
     Interest income and finance charges                         5,467          3,224
                                                            ----------     ----------
                                                               514,592        228,661
                                                            ----------     ----------

Operating costs and expenses:
     Direct costs of property sold                              21,028         11,025
     Selling, general and administrative
         expenses                                               92,101         92,236
     Depreciation                                                2,406          2,360
     Interest                                                       --          1,194
                                                            ----------     ----------
                                                               115,535        106,815
                                                            ----------     ----------

Net income                                                     399,057        121,846

Partners' capital at beginning of period                     1,513,448      1,171,756
                                                            ----------     ----------

Partners' capital at end of period                          $1,912,505     $1,293,602
                                                            ==========     ==========
Income per partnership unit                                 $     0.22     $     0.07
                                                            ==========     ==========

Weighted average partnership units
     issued and outstanding                                  1,812,062      1,812,062
                                                            ----------     ----------

    The accompanying notes are an integral part of these condensed financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

            CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                2004           2003
                                             ----------     ----------
Operating revenues:
     Property sales                          $  928,573     $  336,774
     Rental income                                6,885          7,063
     Interest income and finance charges         13,864        154,157
     Gain on sale of country club                    --        341,221
                                             ----------     ----------
                                                949,322        839,215
                                             ----------     ----------
Operating costs and expenses:
     Direct costs of property sold               35,978         14,448
     selling, general and administrative
         expenses                               303,734        234,463
     Depreciation                                 7,237          6,962
     Interest                                        --          4,702
                                             ----------     ----------
                                                346,949        260,575
                                             ----------     ----------

Net income                                      602,373        578,640

Partners' capital at beginning of period      1,310,132        714,962
                                             ----------     ----------
Partners' capital at end of period           $1,912,505     $1,293,602
                                             ==========     ==========
Income per partnership unit                  $     0.34     $     0.32
                                             ==========     ==========

Weighted average partnership units
     issued and outstanding                   1,812,062      1,812,062
                                             ----------     ----------

    The accompanying notes are an integral part of these condensed financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                        2004            2003
                                                     ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                       $ 602,373      $ 578,640
     Adjustments to reconcile net income
         to net cash provided by operating
         activities:
             Depreciation                                 7,237          6,962
             Change in assets and liabilities:
                 Prepaid and other current assets           757         18,737
                 Note receivable                          2,825             --
                 Property held for sale                 (13,162)        13,387
                 Accounts payable and
                  accrued expenses                      (76,111)       (21,457)
             Gain on sale of country club (net)              --         14,585
                                                     ----------      ---------
     Net cash provided by operating activities          523,919        610,854
                                                     ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Increase in property & equipment, net               (6,827)       (38,277)
                                                     ----------      ---------
     Net cash used in investing activities               (6,827)       (38,277)
                                                     ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment of long-term debt                             --       (108,282)
     Decrease in accrued expenses, affiliates               (47)       (20,735)
                                                     ----------      ---------
     Net cash used in financing activities                  (47)      (129,017)
                                                     ----------      ---------
NET INCREASE IN CASH                                    517,045        443,560

CASH BALANCE - BEGINNING                                822,517        301,924
                                                     ----------      ---------
CASH BALANCE - ENDING                                $1,339,562      $ 745,484
                                                     ==========      =========

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

            to effect a bulk sale and/or abandonment, the net amount realized could be less than the carrying value.

            The Partnership's Managing General Partner is Grace Property Management, Inc.


NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            BASIS OF ACCOUNTING

            The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership's results of operations and financial condition have been included. Operating results for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2004.

            The accompanying unaudited condensed financial statements have been prepared using the accrual basis of accounting. The Partnership's assets have been written down, from time to time, to reflect their fair values based upon appraisals.

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

            SIGNIFICANT CONCENTRATIONS OF RISK

            The Partnership maintains cash deposits in banks in excess of the federally insured amounts.

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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


NOTE 4.     RECLASSIFICATION

            Certain reclassifications have been made in the prior periods to conform to the current year presentation. These reclassifications have no effect on net income or partners' capital of the prior periods.


NOTE 5.     COMMITMENTS AND CONTINGENT LIABILITIES

            CONTAMINATION FROM UNDERGROUND STORAGE TANK

            On March 9, 2001, the Partnership sold Fox Squirrel Country Club, which contained contamination from an underground storage tank. The Partnership completed all remediation work as of December 31, 2001, although the North Carolina Department of Environment and Natural Resources ("NCDENR") required the Partnership to monitor and test the subsurface groundwater periodically thereafter, and to submit the results of such tests to NCDENR for review. In a "no further action" letter to the Partnership dated May 4, 2004, NCDENR stated that its review of a site closure report showed that soil contamination does not exceed the residential maximum soil contaminant concentrations under state law, and that contaminated groundwater has been cleaned up to the level of the standards under state law, and, accordingly, NCDENR believes that no further action is warranted for the incident. The "no further action" letter further states that NCDENR's determination applies unless NCDENR later determines that the release that resulted in the remediation work poses an unacceptable or a potentially unacceptable risk to human health or the environment. The well that was established for monitoring and testing subsurface groundwater has been closed, and Management believes that the Partnership will not incur any further monitoring or testing costs, or other material or potentially material expenditures relating to the contamination.

                       REEVES TELECOM LIMITED PARTNERSHIP

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

            ENVIRONMENTAL MATTERS

            The Partnership is subject to various federal, state, and local laws, ordinances, and regulations regarding environmental matters. The Partnership may be required to investigate and clean up hazardous or toxic substances or petroleum product releases on land currently or formerly owned by it, and may be liable to a governmental entity or to third parties for property damage and the cost of investigation, removal, and decontamination incurred by such parties. The penalty may be imposed whether or not the Partnership was aware, or responsible for, the hazardous or toxic substances, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, removal, and decontamination of substances could be substantial. If such substances are found on the land currently owned by the Partnership, or there is a failure to properly remove or decontaminate the area, the property could be difficult to sell, rent, or develop. Some environmental laws create a lien on a

                       REEVES TELECOM LIMITED PARTNERSHIP

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

            contaminated site in favor of the government for damages and costs it incurs in connection with such contamination. The Partnership may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. As of the date of this report, the Partnership is not aware of any environmental matters that would have a material effect on the financial statements and the Partnership has accordingly accrued no liabilities in these financial statements. However, it is at least reasonably possible that such matters may exist at the date of this report and the effect on the Partnership and these financial statements could be substantial.

            ENDANGERED / PROTECTED SPECIES

            Portions of Boiling Spring Lakes and the surrounding area are known or believed to be the habitat of various species of flora and fauna which have been identified as endangered or protected species. Development of the Partnership's land is subject to various laws and regulations intended to limit disturbance of endangered and protected species. The Partnership has not made any representations or warranties to buyers of land as to protected or endangered species. Nevertheless, it is reasonably possible that one or more such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the presence of protected or endangered species on or near the land, allegedly preventing such buyer from utilizing the land in the matter intended. If any litigation is instituted seeking compensation or rescission due to endangered and protected species, the Partnership believes that it would prevail on the merits but the cost of defending such litigation may be substantial. As of the date of this report, there is no pending litigation and the Partnership is not aware of any potential claims or actions relating to these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                               SEPTEMBER 30, 2004
                                   (Unaudited)

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

            Readers are cautioned not to place undue reliance upon these forward-looking statements, which reflect Management's analysis only as to the date hereof. Readers should carefully review the risk factors described in Item 1, "Description of Business - Risk Factors" within the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 30, 2004, the footnotes to the financial statements contained in this quarterly report, and other documents the Partnership has filed and from time to time will file with the Securities and Exchange Commission which could cause the Partnership's actual results to differ materially from those in these forward-looking statements. The Partnership undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2004
                                   (Unaudited)

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2004
                                   (Unaudited)

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

            NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

            - REVENUE

                  - REVENUE FROM PROPERTY SALES

                  Revenue from property sales, and the amount and type of property sold for the first nine months of 2004 and 2003 are set forth in the table below.

                                            Nine Months Ended September 30,
                                            -------------------------------
                                              2004                   2003
                                            --------               --------
      PROPERTY SOLD
         Boiling Spring Lakes, NC:
            Individual undeveloped lots           72                     14
            Commercial land (acres)               --                   6.08
         Pimlico Plantation, SC:
            Individual undeveloped lots           --                      1

      REVENUE
         Boiling Spring Lakes, NC:
            Individual undeveloped lots     $928,574               $142,216
            Commercial land                       --                170,013
         Pimlico Plantation, SC:
            Individual undeveloped lots           --                 24,545
                                            --------               --------
      Total Revenue                         $928,574               $336,774
                                            ========               ========

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2004
                                   (Unaudited)

            Generally, the real estate market in the southern coastal region of North Carolina, including Brunswick County, where the Partnership's property is situated, has recovered from the sluggish conditions seen during most of 2002 and 2003. Historically low interest rates and improved economic conditions generally have led to greater demand for buildable residential lots.

            During the first nine months of 2004, the Partnership sold 58 more individual undeveloped lots than were sold during the same period of 2003, for an increase of 414%. Of the 72 lots sold, three buyers accounted for 27 lots, for an aggregate of $375,459. Management attributes the increase to the improvement in the real estate market in Brunswick County, North Carolina. Revenue from the sale of individual undeveloped lots increased over 553%, reflecting not only the relative strength of the market but also the higher average sales price per lot - $12,897 for the first nine months of 2004 as compared to $10,158 for the same period of 2003. The higher average sales price per lot reflects the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots which are not suitable for on-site septic systems.

            During the first nine months of 2004, the Partnership sold no commercial land, whereas the Partnership sold approximately 6 acres in the same period of 2003 for aggregate revenue of $170,013. The Partnership experiences great volatility in sales from year to year as to revenue and acreage, and often the Partnership records no sales of commercial land in a fiscal year. The price per acre of commercial land that the Partnership realizes depends upon numerous factors, including, among others, the size of the tract and its location.

                               PIMLICO PLANTATION

            The Partnership sold one individual undeveloped lot during the first nine months of 2003. After such sale, the Partnership no longer owned any land in Pimlico Plantation, SC.

            - RENTAL INCOME

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2004
                                   (Unaudited)

            Rental income for the first nine months of 2004 was substantially unchanged from the same period of 2003, reflecting scheduled lease payments.

            - INTEREST INCOME AND FINANCE CHARGES

            Interest income and finance charges for the first nine months of 2004 decreased 91% from the same period of 2003. Management attributes the decrease substantially to the fact that, during the first nine months of 2003, the Partnership recognized the sale of the assets of Fox Squirrel/The Lakes, which included recognizing the interest collected on the note receivable from the closing of the transaction in March 2001 to June 2003. Prior to June 2003, the Partnership recorded principal and interest in respect of the note receivable as an increase in the deposit on the sale contract, in accordance with SFAS No. 66, "Accounting for Sales of Real Estate."

      - DIRECT COSTS OF PROPERTY SOLD

      Direct costs of property sold for the first nine months of 2004 and 2003 were $35,378 and $14,448, respectively, for an increase of approximately 149%. Management attributes the increase in costs principally to the greater amount of land sold during the first nine months of 2004 compared to the same period of 2003.

      - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses for the first nine months of 2004 were $303,734, compared to $234,463 for the same period of 2003. The principal components of the approximately 30% increase are as follows:

            - INCOME TAX

            During 2004 the Partnership expensed $23,025 in North Carolina and South Carolina state income taxes due in respect of 2003 for limited partners, whereas only $5,500 in such taxes was expensed in 2003 for taxes due in respect of 2002. As a limited partnership, the Partnership generally passes income tax liability through to its partners. With respect to 2003 and 2002, however, Management believes that the administrative cost of allocating such liability among the partners, and maintaining records therefore, would be needlessly time-consuming and complex. Management, therefore, elected to pay such taxes, with

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2004
                                   (Unaudited)

            the result that each partner's pro rata share of the Partnership's income for each such year would be/has been reduced by a pro rata share of such taxes paid.

            - MISCELLANEOUS EXPENSES

            The Partnership incurred $22,710 in miscellaneous expenses during the first nine months of 2004, compared to $4,461 incurred during the same period of 2003. The increase is due in part to the cost of the appraisal of the real estate assets owned by the Partnership in Boiling Spring Lakes, the cost of environmental studies relating to the endangered species inhabiting portions of Boiling Spring Lakes, and in part by expenses relating to clearing and mowing of certain land, and wetlands assessment tests in respect of such land, prior to the sale of the land. No such expenses were incurred during the same period of 2003.

            - LEGAL FEES

            Legal fees were $16,064 for the first nine months of 2004, compared to $2,200 for the same period of 2003. The increase of approximately 630% is due substantially to the greater compliance requirements of entities filing periodic reports with the Securities and Exchange Commission ("SEC").

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

      - REVENUE

            - PROPERTY SALES

            Revenue from property sales, and the amount and type of property sold for the three months ended September 30, 2004 and September 30, 2003 are set forth in the table below.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2004
                                   (Unaudited)

                                            Three Months Ended September 30,
                                            --------------------------------
                                              2004                    2003
                                            --------                --------
      PROPERTY SOLD
         Boiling Spring Lakes, NC:
            Individual undeveloped lots           36                       5
            Commercial land (acres)               --                    2.45
         Pimlico Plantation, SC:
            Individual undeveloped lots           --                      --

      REVENUE
         Boiling Spring Lakes, NC:
            Individual undeveloped lots     $506,830                $ 73,451
            Commercial land                       --                 149,513
         Pimlico Plantation, SC:
            Individual undeveloped lots           --                      --
                                            --------                --------
      Total Revenue                         $506,830                $222,964
                                            ========                ========

                              BOILING SPRING LAKES

            During the three months ended September 30, 2004, the Partnership sold 31 more individual undeveloped lots than were sold during the same period of 2003, for an increase of 620%. Management attributes the increase to the improvement in the real estate market in Brunswick County, North Carolina. Revenue from the sale of individual undeveloped lots increased 590%, reflecting the relative strength of the market. The average sales price per lot remained substantially unchanged - $14,079 for the third quarter of 2004 as compared to $14,690 for the same period of 2003. The average sales price per lot reflects the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots which are not suitable for on-site septic systems.

            During the third quarter of 2004, the Partnership sold no commercial land, whereas the Partnership sold approximately 2 acres in the same period of 2003 for aggregate revenue of $149,513. The Partnership experiences great volatility in sales from year to year as to revenue and acreage, and often the Partnership records no sales of commercial land in a fiscal year. The price per acre of commercial land that the Partnership

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2004
                                   (Unaudited)

            realizes depends upon numerous factors, including, among others, the size of the tract and its location.

            - RENTAL INCOME

            Rental income for the three months ended September 30, 2004 was substantially unchanged from the same period of 2003, reflecting the scheduled lease payments.

            - INTEREST INCOME AND FINANCE CHARGES

            Interest income and finance charges increased 70%. Management attributes the increase substantially to higher average cash balances in the Partnership's interest-bearing bank account.

      - DIRECT COSTS OF PROPERTY SOLD

      Direct costs of property sold for the three months ended September 30, 2004 were $21,027, compared to $11,025 for the same period of 2003. Management attributes the increase in costs principally to the greater amount of land sold during the third quarter of 2004 compared to the same period of 2003.

      - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses were $92,101 for the three months ended September 30, 2004, compared to $92,237 for the same period of 2003, for a net decrease of less than 1%. The significant changes among the principal components of selling, general and administrative expenses are as follows:

            - LEGAL FEES

            Legal fees were $12,602 for the third quarter of 2004, compared to $2,040 for the same period of 2003. The increase of approximately 518% is due substantially to the greater compliance requirements of entities filing periodic reports with the SEC.

            - MISCELLANEOUS EXPENSES

            The Partnership incurred $7,160 in miscellaneous expenses during the third quarter of 2004, compared to $344 incurred during the same period of 2003. The increase is due principally to expenses relating to clearing and mowing of certain land, wetlands assessment tests in respect of such

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2004
                                   (Unaudited)

            land, and the cost of environmental studies relating to the endangered species inhabiting portions of Boiling Spring Lakes. No such expenses were incurred during the same period of 2003.

            - PERK TESTS AND SURVEYING

            During the three months ended September 30, 2004, the Partnership incurred $5,355 in expenses relating to surveying and perk tests of land sold during the quarter, as compared to $310 for the same period of 2003. Perk tests are tests required by the Brunswick County Health Department to ascertain the suitability of a lot for an individual septic system. If the suitability of a lot is not known, the Partnership will typically conduct a perk test shortly before or shortly after the lot is placed under contract for sale. During the third quarter of 2004 the Partnership conducted perk tests in connection with a number of the 36 individual undeveloped lots sold during the quarter.

      LIQUIDITY AND CAPITAL RESOURCES

      - GENERAL

      At September 30, 2004, the Partnership had $1,339,562 in cash and no long-term debt.

      - CASH FLOWS FROM OPERATING ACTIVITIES

      Operating activities provided $523,919 of net cash during the first nine months of 2004, compared to $610,854 of net cash provided by operating activities during the same period of 2003. The change is primarily attributable to the reduction in accrued expenses made in 2004.

      - CASH FLOWS FROM INVESTING ACTIVITIES

      Investing activities used net cash of $6,827 during the first nine months of 2004, compared to $38,277 of net cash used in investing activities during the same period of 2003. The change is primarily attributable to the relative amount spent on repairs made to a dam during the first nine months of 2004, which was less than was spent during the same period of 2003.

      - CASH FLOWS FROM FINANCING ACTIVITIES

      Financing activities used $47 of net cash during the first nine months of 2004, compared to $129,017 of net cash used in financing

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2004
                                   (Unaudited)

      activities during the same period of 2003. The change is primarily attributable to the repayment of long-term debt during the first nine months of 2003 while no such debt was repaid during 2004.

      - LONG-TERM DEBT

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

      - FUTURE INVESTMENTS

      Throughout the balance of 2004 and in 2005, the Partnership may make one or more real estate-related investments in and around Boiling Spring Lakes with a view towards enhancing the value of the Partnership's assets. The Partnership may utilize its own cash balances as well as seek to borrow from local financial institutions or others to fund such investment(s). Management expects that any effort to obtain financing will be successful but there can be no assurances that the Partnership will be able to obtain borrowed funds on acceptable terms or at all. Management will evaluate and determine on a continuing basis, depending upon market conditions and other factors the General Partner deems relevant, the most efficient and practical use of the Partnership's cash.

      OFF BALANCE SHEET ARRANGEMENTS

      The Partnership does not utilize off balance sheet arrangements, and there were none during the first nine months of 2004 or 2003.

      IMPACT OF INFLATION

      Inflation has had only a minor impact on the Partnership's operations during the first nine months of 2004 and 2003.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2004
                                   (Unaudited)

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

            The Partnership's interest-bearing assets at September 30, 2004 are as follows:

            - Cash, substantially all of which is deposited at a local financial institution. The interest rate earned on the cash balance is variable. During the third quarter of 2004, cash balances averaged $1,140,660.

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

            Had the average level of interest rates during the first nine months of 2004 been higher or lower by 100 basis points or one percent (1%), the Partnership would have earned approximately $6,570, more or less, on its cash balances, based upon average quarterly balances.

            As of September 30, 2004, the note receivable from the buyer of the assets of Fox Squirrel/The Lakes was stated on the Partnership's balance sheet at $143,440, the principal amount of the note receivable, which approximates its market value. The interest rate on the note receivable cannot decline below 8.75% and will increase to 2% above the Bank's prime rate if the Bank's prime rate were to exceed 6.75%. This note receivable, like all variable rate instruments, is largely insulated from interest rate risk, and will not decline in value if market interest rates increase; however,

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2004
                                   (Unaudited)

            should interest rates decline from what are already historically low rates, the market value of the note receivable will likely increase. A hypothetical 100 basis point (1%) increase or decrease in market interest rates from levels at September 30, 2004 would not cause the fair value of the note receivable to change by a material amount.

            During the third quarter of 2003, the Partnership repaid the remaining unpaid balance, or approximately $104,991, of long-term debt secured by a mortgage on an improved residential lot. As a result, during the first nine months of 2004, the Partnership had no long term debt outstanding, and at September 30, 2004, the Partnership has no interest-bearing liabilities.


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

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2004
                                   (Unaudited)

            Since the Registrant is a limited partnership, it has no officers or directors. Mr. Davis P. Stowell, President of the General Partner, carries out the functions of the principal executive officer and the principal financial officer of the Partnership. Mr. Stowell has, as of the end of the period covered by this quarterly report on Form 10-Q, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and has determined that such disclosure controls and procedures are effective at the reasonable assurance level. There have been no changes during the third fiscal quarter of 2004 that materially affected or are reasonably likely to affect internal controls over financial reporting. The Partnership does not believe any significant deficiencies or material weaknesses exist in its internal controls over financial reporting. Accordingly, no corrective actions have been taken.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2004
                                   (Unaudited)

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

        31 Rule 13a-14/15d-14(a) Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002*.

        * Exhibit 32 is to be treated as "furnished" rather than "filed" as part of this report.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2004
                                   (Unaudited)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

REEVES TELECOM LIMITED PARTNERSHIP

Signatures                                               Title

By: Grace Property Management Inc.                       General Partner

By: /s/ DAVIS P. STOWELL
    --------------------------------
    Davis P. Stowell
    President of General Partner
    (Principal Executive Officer,
    Principal Financial Officer,
    Principal Accounting Officer)

Date: November 12, 2004