Form 10-K
period 2004-12-31
REEVES TELECOM LTD PARTNERSHIP
filed 2005-03-31
CIK 314741

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 2004

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ______________ to ______________

Commission file number: 110-9305

                       REEVES TELECOM LIMITED PARTNERSHIP
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        South Carolina                                     57-0700063
---------------------------------                 -----------------------------
 (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

                       c/o Grace Property Management, Inc.
                  55 Brookville Road, Glen Head, New York 11545
                  --------------------------------------------
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
 Partnership Units                                    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [ X ]

On March 23, 2005, registrant had outstanding 1,812,062 partnership units. See
Item 5. There is no active market for the partnership units, nor was there an active market for the partnership units at any time during 2004. As of March 23, 2005, non-affiliates held 1,321,159 partnership units.

The following documents are incorporated by reference into this annual report on Form 10-K: NONE.

                        [THE REST OF THIS PAGE IS BLANK]

                                TABLE OF CONTENTS

                                                                                                                               Page
                                                                                                                               ----
PART I.......................................................................................................................    1

    Item 1.  Business........................................................................................................    1

    Item 2.  Properties......................................................................................................   19

    Item 3.  Legal Proceedings...............................................................................................   21

    Item 4.  Submission of Matters to a Vote of Unit Holders.................................................................   21

PART II......................................................................................................................   22

    Item 5.  Market for Registrant's Common Equity, Related Unit Holder Matters, and Issuer Purchases of Equity Securities...   22

    Item 6.  Selected Financial Data.........................................................................................   23

    Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........................   25

    Item 7A. Quantitative and Qualitative Disclosures about Market Risk......................................................   36

    Item 8.  Financial Statements and Supplementary Data.....................................................................   37

    Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................   37

    Item 9A. Controls and Procedures.........................................................................................   37

    Item 9B. Other Information...............................................................................................   38

PART III.....................................................................................................................   39

    Item 10. Directors and Executive Officers of Registrant..................................................................   39

    Item 11. Executive Compensation..........................................................................................   40

    Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters..................   41

    Item 13. Certain Relationships and Related Transactions..................................................................   43

    Item 14. Principal Accountant Fees and  Services.........................................................................   44

PART IV......................................................................................................................   47

    Item 15. Exhibits and Financial Statements Schedules.....................................................................   47

SIGNATURES...................................................................................................................   50

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

      The Partnership succeeded to the ownership of real estate situated within two developments, Boiling Spring Lakes in North Carolina, and Pimlico Plantation in South Carolina. By 1990, substantially all of the real estate within Pimlico Plantation had been sold (with the final lot sold in 2003), and since then the Partnership's principal assets have been its real estate in Boiling Spring Lakes and a golf course and country club located within that development. See "Item 2. Properties."

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

      Beginning in June 1993, Management has focused on the sale of individual lots on an all-cash basis through the Partnership's sales office in Boiling Spring Lakes. At that time the Partnership also became increasingly involved in the management and operation of the golf course and country club.

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

   - "commercial land" refers to land zoned or otherwise intended by the Partnership for commercial use; and

   - "other land" refers to all other types of unimproved land of varying sizes.

                     TABLE 1: REVENUE FROM REAL ESTATE SALES
                AND TYPE OF PROPERTY SOLD IN BOILING SPRING LAKES

                                      2004             2003          2002               2001          2000
                                   ----------        --------     ------------        --------     ------------
REVENUE

Individual lots:

     Unimproved                    $1,114,147        $228,849     $    155,680 [a]    $347,832     $    378,732 [e]

     Improved                               -               -                -               -                -

Commercial land                        59,821         230,013           65,410               -                -

Other land                                  -               -           94,774 [b]      72,911           56,437
                                   ----------        --------     ------------        --------     ------------
Total revenue                      $1,173,968        $458,862     $    315,864        $420,743     $    435,169 [e]
                                   ==========        ========     ============        ========     ============

TYPE OF PROPERTY SOLD

Individual lots:

     Unimproved                            86              27               17 [c]          68               55

     Improved                               -               -                -               -                -

Commercial land (acres)                     3               7                6               -                -

Other land (acres)                          -               -               20 [d]          23                2 [e]

Notes:

[a] In the Partnership's Annual Reports on Form 10-K for the years ended
    December 31, 2002 and 2003, such amount was shown as $250,454, which includes $94,774 of revenue from the sale of two 10-acre tracts. See Note(b).

[b] In the Partnership's Annual Reports on Form 10-K for the years ended
    December 31, 2002 and 2003, such revenue was included with revenue from the sale of unimproved individual lots.

[c] In the Partnership's Annual Reports on Form 10-K for the years ended
    December 31, 2002 and 2003, the number of lots sold was shown as 19, which includes two 10-acre tracts sold in 2002. See Note (d).

[d] In the Partnership's Annual Reports on Form 10-K for the years ended
    December 31, 2002 and 2003, two 10-acre tracts were counted as two unimproved individual lots sold.

[e] Excludes two transactions with The Nature Conservancy in 2000 covering approximately 5,127 acres, which generated gross revenue of $2,400,000.

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

      On March 9, 2001, the Partnership sold the assets of Fox Squirrel/The Lakes to WW-Golf & Services, LLC, a South Carolina limited liability company ("WW-Golf"), for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable (the "Promissory Note") having an initial principal amount of $712,500. Originally, the Promissory Note bore interest at an annual rate of 9.5% and matured on March 9, 2004, and WW-Golf was obligated to make monthly payments of $6,641 per month commencing April 9, 2001 up to and including February 9, 2004, and a final payment of $677,642 on March 9, 2004. The Partnership had a security interest in all of the assets sold until the Promissory Note was paid in full. In June 2003, in connection with WW-Golf's obtaining financing from a local financial institution (the "Bank"), WW-Golf made an early repayment of principal of $534,748, reducing the unpaid principal amount outstanding under the Promissory Note at that time to $147,757. The terms of the Promissory Note were then modified to provide for an annual interest rate equal to the higher of (i) 8.75% and (ii) 2% over the Bank's prime rate, and the maturity date was extended to July 15, 2008. Assuming that the interest rate on the Promissory Note remains at 8.75%, the Promissory

Note as modified provides for payments of principal and interest as follows: (i) $779 of interest only on July 9, 2003, (ii) monthly payments of $1,371 from August 9, 2003 up to and including July 9, 2008, and (iii) a final payment of $125,733 on July 15, 2008. In addition to the foregoing modifications to the Promissory Note, the Partnership subordinated its lien priority on the assets sold to WW-Golf to that of the Bank.

      The cash down payment of $150,000 received by the Partnership in March 2001 represented less than 25% of the total consideration paid for the assets; therefore, the transaction was originally recorded on the Partnership's financial statements using the deposit method as defined in SFAS 66. Under the deposit method, among other things, the assets that were sold remained on the Partnership's balance sheet and were classified as assets held for sale or disposal, and the operations of the golf course and country club were classified as discontinued operations through the date of sale. In June 2003, WW-Golf made an early repayment of principal of $534,748. With such repayment of principal, the cash consideration paid by WW-Golf exceeded 25% of the total consideration paid for the assets. Accordingly, for the fiscal year ended December 31, 2003, the transaction was recorded on the Partnership's financial statements as a sale of assets and a $341,221 gain on the sale of the assets was recognized. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Accounting for the Sale of the Assets of Fox Squirrel/The Lakes."

      In connection with the sale of the assets of Fox Squirrel/The Lakes, in March 2001, the Partnership and WW-Golf entered into an indemnification agreement relating to the remediation of certain environmental contamination from an underground storage tank formerly located on the golf club grounds. Pursuant to such agreement, WW-Golf had the right to extend the maturity of the Promissory Note if the Partnership had not, prior to the original March 9, 2004 maturity date, completed the remediation. The indemnification agreement limited the length of time that the maturity date could be extended to 20 years. In connection with the modification of the Promissory Note terms in June 2003, the Partnership and WW-Golf agreed to a modification of the indemnification agreement that limits the Partnership's indemnification to not later than June 17, 2005. In addition, WW-Golf gave up its right to further extensions of the Promissory Note's maturity date. Although the Partnership completed remediation work by December 31, 2001, the North Carolina Department of Environment and Natural Resources ("NCDENR") required the Partnership to continue monitoring and testing the subsurface groundwater into early 2004. The written test results of sampling of subsurface groundwater taken in February 2004 were submitted to NCDENR and on May 4, 2004 NCDENR issued a Notice of No Further Action that, in effect, ends the matter. See "Description of Business - Risk Factors - Environment Matters - Underground Storage Tank."

      The Partnership's revenue and operating loss from Fox Squirrel/The Lakes for the last five fiscal years ended December 31 are shown on Table 2, below.

                       TABLE 2: REVENUE AND OPERATING LOSS
               FOX SQUIRREL COUNTRY CLUB / THE LAKES COUNTRY CLUB

                                      2004            2003            2002             2001           2000
                                   ----------      ----------     ------------      ----------     ------------
Revenue                            $        -      $        -     $          -      $   32,511     $    332,462

Operating loss                              -               -                -         (67,326)        (214,975)

      The Partnership sold the assets of Fox Squirrel/The Lakes on March 9, 2001 and, accordingly, the results of Fox Squirrel/The Lakes are shown as a discontinued operation on the Partnership's financial statements for all periods presented. Revenue and Operating Loss for 2001 shown in Table 2 are for the period from January 1, 2001 until March 9, 2001. Since Revenue and Operating Loss for 2000 are for a twelve-month period, a comparison of Revenue and Operating Loss for 2001 to 2000 does not present an accurate portrayal of the comparative performance of Fox Squirrel/The Lakes.

      -  OTHER

      From time to time, the Partnership has generated revenue in Boiling Spring Lakes from sources other than real estate sales and Fox Squirrel/The Lakes, such as rental income. The amount of revenue generated from such sources during the last five fiscal years ended December 31 is shown on Table 3, below.

                     TABLE 3: OTHER REVENUE AND OTHER INCOME
                             IN BOILING SPRING LAKES

                                      2004            2003            2002             2001            2000
                                   ----------      ----------     ------------      ----------     ------------
Other revenue [a]                  $        -      $        -     $          -      $    8,920     $          -

Rental income - net [b]                 1,267           1,375            3,766           2,550            3,400

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

                     TABLE 4: REVENUE FROM REAL ESTATE SALES
                  AND NUMBER OF LOTS SOLD IN PIMLICO PLANTATION

                                      2004            2003            2002             2001           2000
                                   ----------      ----------     ------------      ----------     ------------

Revenue                            $        -      $   24,545     $          -      $   20,104     $          -

Individual lots sold                        -               1                -               1                -

      During the first quarter of 2002, the Partnership donated two park/recreational lots to the Pimlico Civic Club. These two lots had no realizable value and were carried on the Partnership's balance sheet at no cost. Consequently, the Partnership recorded no gain or loss from the donation. The last lot owned by the Partnership in the development was sold in 2003; consequently, the Partnership no longer owns any assets in Pimlico Plantation.

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

   -  PATENTS, TRADEMARKS, LICENSES, FRANCHISES, AND CONCESSIONS HELD.

      Other than a real estate brokerage license issued by the State of North Carolina Board of Realtors to the Partnership's General Manager, who acts as the Partnership's real estate sales person, the Partnership's business is not dependant in any material respect on any patent, trademark, license, franchise, or concession.

   -  DEPENDENCE UPON CUSTOMERS

      From time to time, the Partnership sells tracts of land and/or blocks of lots to developers or others. Generally, however, the Partnership is not dependent in any respect upon one or a few customers, the loss of any one of which might significantly affect the financial results of the Partnership.

      During the year ended December 31, 2004, the Partnership sold individual undeveloped lots in Boiling Spring Lakes to two separate buyers for an aggregate of $307,485, or approximately 26% of total revenue from property sales in 2004. During the year ended December 31, 2003, the Partnership sold undeveloped commercial land in Boiling Spring Lakes to three separate buyers for an aggregate of $230,013, or approximately 48% of total revenue from property sales in 2003. During the year ended December 31, 2000, the Partnership sold approximately 80% of the total acreage it then owned in Boiling Spring Lakes to one buyer for an aggregate of $2,400,000, or approximately 85% of the total revenue from property sales in 2000.

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

   -  RECENT REAL ESTATE MARKET CONDITIONS

      The real estate market in Brunswick County, North Carolina was weak for most of 2003, continuing a trend that began in 2001. Not until late 2003 did the combination of low interest rates and a generally improving national and regional economy lead to a perceptible increase in demand for buildable residential lots in Boiling Spring Lakes. Through early March 2004, the core market gained strength. For the last nine months of 2004, the real estate market was strong. While continued low interest rates helped to fuel property sales, Management believes that the principal driving force in the local real estate market was the strong real estate markets in the nearby North Carolina beach communities, such as Carolina Beach, Kure Beach, Oak Island, and Wrightsville Beach, which had the dual effect of diverting potential home buyers from those communities to less expensive communities, such as Boiling Spring Lakes, and of allowing homeowners in those communities to sell their properties at extremely favorable prices and to buy a new home in a less expensive, inland community, such as Boiling Spring Lakes.

      Management believes that the Partnership's sales performance in 2004 was the result of convergent factors which are unlikely to be replicated in 2005. While the local real estate market remained strong early into 2005, Management believes that demand for buildable lots and market prices for such lots in Boiling Spring Lakes will likely abate in the second quarter of 2005 as interest rates continue to increase gradually, and that, as a result, the number of individual lots sold and revenues from the sale of such lots in 2005 will likely fall well short of 2004's levels.

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

The Partnership is subject to the Interstate Land Sales Full Disclosure Act, which generally requires registration with the U.S. Department of Housing and Urban Development of any project that consists of 100 or more lots. Should the Partnership's registration be suspended or terminated for any reason, the Partnership will be restricted to selling not more than 12 lots during any 12 consecutive months until such time as the suspension is lifted or a new registration goes into effect.

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

   -  EMPLOYEES

      The Partnership has two full-time employees, both of whom are located in the sales office in Boiling Spring Lakes, North Carolina. The General Partner has no full-time employees. The Officers of the General Partner devote a portion of their time to the management and affairs of the Partnership. Such persons, however, have other responsibilities and they will devote only as much of their time to the business of the Partnership as the General Partner, in its judgment and experience, determines is reasonably required.

   -  LIQUID ASSETS AND RESERVES

      As of December 31, 2004, the Partnership held $1,210,038 in cash and cash equivalents, and had $294,950 invested in short-term U.S. Treasury securities having a maturity of more than 90 days. Accounts payable and accrued expenses, including accrued expenses owed to affiliates, as of such date totaled $189,377.

      The Partnership Agreement obligates the General Partner to distribute Distributable Cash (as such term is defined in the Partnership Agreement). Distributable Cash excludes, among other items, reserves established for working capital, contingent liabilities, taxes, debt service, repairs, replacements, renewals, capital expenditures, or other purposes consistent with the Partnership Agreement. Such reserves are used solely for calculating Distributable Cash and are not treated as deductions from income for accounting purposes. At the beginning of 2000, reserves totaling $1,050,000 had been established. During 2000, reserves of $175,000 were established to fund certain capital improvements within the development. During 2001, reserves totaling $100,000 were established to fund repairs to a dam and certain road repair and improvement work within the development. During 2002, reserves totaling $100,000 were established to fund the additional cost of repairs to the dam and certain road repair and improvement work within the development. During 2003, reserves totaling $250,000 were established to fund costs associated with the extension of municipal water service to land owned by the Partnership and to fund certain road repair and improvement work within the development. During 2004, reserves totaling $200,000 were established to fund certain road repair and improvement work within the development, and the possible installation of a multi-user septic system for certain commercial land. Also during 2004, the Partnership established a $1,000,000 reserve relating to the extension of sewer service to land owned by the Partnership. Since the timing of, and costs associated with, the extension of sewer service to the Partnership's land cannot presently be estimated with any certainty, Management views the $1,000,000 reserve as an initial reserve, with additional amounts - as yet undetermined - likely to be reserved in future years.

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

      -  DETERIORATION IN ECONOMIC CONDITIONS AND THE REAL ESTATE MARKET

      The Partnership's ability to generate revenues is directly related to the real estate market, primarily in North Carolina, and to the economy in general. Considerable economic and political uncertainties currently exist that could have adverse effects on consumer buying habits, construction costs, availability of labor and materials, and other factors affecting the Partnership and the real estate industry in general. Significant expenditures associated with investment in real estate, such as real estate taxes and infrastructure maintenance costs, cannot generally be reduced if adverse changes in the economy cause a decrease in revenues from the sale of the Partnership's real estate. As a result, if the growth rate for the economy declines or if a recession occurs, the Partnership's profitability could be materially adversely affected.

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

      The Partnership currently invests most of its cash in a money market account at a local financial institution and in U.S. Treasury securities having a maturity of one year or less. The Partnership has exposure to changes in interest rates in that: (a) at the time any such Treasury security matures, if the market interest rate is lower than that on the maturing Treasury security, future interest income will decrease due to the lower interest rate; and (b) interest rates paid on money market balances fluctuate with changes in market interest rates, therefore, interest earned on balances held in a money market account will decrease if market interest rates decrease.

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

      -  REAL ESTATE ASSETS ARE ILLIQUID

      Real estate generally cannot be sold quickly. Other than for individual lots, the Partnership experiences great volatility in the sale of its land, and often the Partnership records no sales of such land in a fiscal year. It may not be possible to sell property on favorable terms when it is to the Partnership's economic advantage to do so.

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

      - ENVIRONMENTAL MATTERS - UNDERGROUND STORAGE TANK

      In 2000, the Partnership removed an underground storage tank located adjacent to the club house building of Fox Squirrel/The Lakes. Soil samples taken shortly after the removal showed a certain amount of contamination of soil and indications that diesel fuel may have leaked into the subsurface groundwater. The Partnership undertook remediation by removing approximately 15 tons of contaminated soil, and adding fill to the affected area. Test wells were placed near the former site of the underground storage tank to measure the level of subsurface groundwater contamination, and the test results were submitted to the North Carolina Department of Environment and Natural Resources ("NCDENR"). Initial test results showed levels of groundwater contamination to be just above the standards. From time to time during 2002 and 2003, additional tests were performed on subsurface groundwater samples, and the test results were submitted to NCDENR. With one exception, all of the additional test results showed that the concentration of hydrocarbon compounds in the subsurface groundwater were either below detection limits or were substantially below standards; the one exception was the testing in May 2003, which showed that "C11-C22 aromatic concentration is non-compliant." As requested by NCDENR, the Partnership continued to monitor and sample the groundwater and to submit the test results to NCDENR periodically. The written test results of sampling of subsurface groundwater taken in February 2004, showing that the concentration of hydrocarbon compounds in the subsurface groundwater were either below detection limits or were substantially below standards, were submitted to NCDENR. On May 4, 2004, NCDENR issued a Notice of No Further Action, stating that NCDENR determined that the Partnership need not continue the monitoring and sampling of groundwater. Such determination shall apply unless NCDENR makes a later determination that the concentration of hydrocarbon compounds that resulted from the release of diesel fuel from the now removed underground storage tank once again poses an unacceptable risk or a potentially unacceptable risk to human health or the environment.

      Management believes that the Partnership will not be incurring any further costs associated with release of diesel fuel from the now removed underground storage tank. If, however, NCDENR should request the Partnership to conduct additional monitoring and testing or to conduct additional remediation, Management believes that the cost of any such additional monitoring and testing or remediation is not likely to be material.

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

      -  ZONING AND OTHER REGULATIONS

      At December 31, 2004, the Partnership owns approximately 244 acres of undeveloped, unplatted land intended for residential use and approximately 220 additional acres of undeveloped, unplatted land intended for commercial use. Changes in zoning or other regulations may prevent the Partnership from subdividing all or a substantial portion of such acreage, which, in turn, may adversely affect the Partnership's ability to continue generating revenue from real estate sales and/or its ability to effect a bulk sale of all or substantially all of its assets. Rezoning commercial land for residential use may not be possible or, if possible, may be prohibitive due to time and cost. The inability to obtain a rezoning of commercial land may prevent the Partnership from realizing any value in a sale of such land. In addition, changes in zoning or other regulations may require significant modifications to or the abandonment of the phased development project described in "Item 2. Properties - Boiling Spring Lakes," and/or require substantially greater expenditures by the Partnership than currently expected to complete the phased development project.

      -  AVAILABILITY OF WATER AND SEWER SERVICES

      The lack of municipal water and public sewer services to most of the City of Boiling Spring Lakes has been a major inhibiting factor in the Partnership's efforts to sell and/or develop land in the development. Virtually all residents are forced to rely upon well water and individual septic systems. The City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development in 2004. The extension of water service to other portions of the development will depend on, among other factors, the ability to control costs of laying pipelines and the demand for such water service. Brunswick County has plans for an area-wide sewer system for Boiling Spring Lakes; however, there is no firm date for the County to begin installation of such a system and the Partnership believes that such installation is at least several years in the future. A significant portion of the cost of water distribution and sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land. Management cannot estimate with any certainty the amount of any future assessment by the City for installation of water or by the County for installation of sewer lines, nor can it predict with any certainty when any such assessments may be made or, once made, become due. If the Partnership is liable for any such assessment and has insufficient funds to pay such assessment when due or is unable to obtain financing on terms Management believes to be acceptable, the Partnership may be unable to continue operating and may become insolvent.

      -  COSTS ASSOCIATED WITH BUILDING AND MAINTAINING ROADS

      The Partnership is responsible for maintaining certain roads, most of which are unpaved, and certain road rights-of-way within the City of Boiling Spring Lakes. The Partnership may complete some or all of the roads, or a portion of some or all of the roads, but there is no contractual obligation to do so. The Partnership has not set aside any money or entered into any bond, escrow, or trust agreement to assure completion of the roads. It may be difficult or impossible for the Partnership to sell lots located on uncompleted roads, and the sales price of a lot situated on an uncompleted road would likely be substantially less than what the Partnership might otherwise obtain. The City of Boiling Spring Lakes will not assume any road that is not paved with asphalt, and the City need not assume any paved road. Accordingly, unless and until the Partnership completes a road and has it paved with asphalt, and the road has been assumed by the City, the Partnership will be responsible for maintaining such road and the right-of-way. Since 2001, the Partnership has spent a total of approximately $66,000 for rocking and paving roads. Otherwise, in recent years, the Partnership has not spent significant amounts toward building or maintaining roads and rights-of-way, and the cost to maintain them may increase substantially. The failure by the Partnership to provide proper maintenance of the roads and rights-of-way which have not been assumed by the City may subject the Partnership to substantially greater risk of litigation from persons adversely affected by such failure.

      During the 1960's, the Partnership sold a number of five- and ten-acre timber tracts. In some cases, the Partnership provided an easement across its land to the buyer of such a tract for access to and egress from the tract, and the buyer was responsible for building a road across such easement. In cases where the purchase contract was silent on the issue, local laws required only that the Partnership provide the buyer with access to and egress from a tract but it was not clear who was responsible for building a road to and from the tract. Management maintains that the Partnership's only obligation in such cases was to provide an easement for access to and egress from the tract, and if at some subsequent time the buyer wanted a road across such an easement, the Partnership was not obligated to build it. There has been no litigation involving the Partnership in a dispute over whose responsibility it is to build a road in such a case. If such litigation were to be initiated, Management believes that the Partnership would prevail but that the cost of defending the case could be material, and should the Partnership not prevail, the cost of building any such road could be material.

      -  INCREASED OPERATING OR CAPITAL COSTS RELATING TO DAM

      The Partnership is responsible for the maintenance and repair of a dam designed to retain water in one of the lakes. The dam was breeched and partially washed out following a severe storm approximately nine years ago. Since 2001, the Partnership has spent a total of approximately $113,000 to repair the dam. The Partnership intends to deed the dam to the City of Boiling Spring Lakes during 2005. The City has indicated that it will accept the title once it is comfortable that the dam has been fully repaired and has successfully retained water following a period of heavy rain. Until such time as the title is transferred, there can be no assurance that the City will not require the Partnership to undertake and complete additional work on the dam, or decide not to accept title, notwithstanding additional work on the dam by the Partnership. The occurrence of a hurricane, flood, or unusually heavy or prolonged rain could result in damage to the dam. In such an eventuality before the transfer of title to the dam, the Partnership would be responsible for the repair costs, which could be substantial, and until such repair is completed, the Partnership's ability to develop and sell properties or realize income from projects could be materially adversely affected.

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

      -  NEED FOR ADDITIONAL CAPITAL

      To date, the Partnership has financed its operations with cash primarily from the sale of property, by accruing amounts owed to the General Partner and its affiliates, and from time to time borrowing from the General Partner and its affiliates or from local banks. If the Partnership does not generate enough cash from its operations to finance its business in the future, it may need to raise additional funds through private financing. If the Partnership borrows funds, it may be required to agree to restrictions limiting its operating flexibility. If the Partnership requires additional funds and is not able to obtain such funds, it would have a material adverse effect on the Partnership's operations.

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

      -  FINANCIAL COVENANTS ON INDEBTEDNESS

      At December 31, 2004, the Partnership has no debt outstanding. Should the Partnership incur indebtedness in the future, required payments on such future indebtedness generally would not be reduced if the Partnership's economic performance declines. If the Partnership's economic performance declines, cash flow from operations would be reduced. Under such circumstances, the Partnership might not be able to sell some of its assets quickly enough to avoid default on any such future indebtedness. If debt service payments could not be made, the Partnership might sustain a loss, suffer foreclosure by a mortgagee, or suffer judgments against the Partnership.

      - FDIC INSURANCE RISK

      The Partnership maintains its cash primarily at a bank insured by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC insures deposits up to $100,000 per depositor, per bank, subject to certain conditions. At December 31, 2004, the Partnership maintained cash balances $612,042 in excess of FDIC-insured amounts. In the event that the bank where the Partnership maintains its accounts becomes insolvent, the Partnership may lose some or all of such excess.

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

ITEM 2. PROPERTIES

      Boiling Spring Lakes began in 1962 as a 14,000-acre development. Part of the tract is now within the City of Boiling Spring Lakes, North Carolina, which has approximately 3,000 residents. Boiling Spring Lakes is in Brunswick County, 25 miles southwest of Wilmington, North Carolina, and 8 miles northwest of Southport, placing the city in the northern portion of the coastal corridor connecting Wilmington, North Carolina and Myrtle Beach, South Carolina.

      The Partnership's principal asset is its undeveloped land in Boiling Spring Lakes, comprising approximately 924 acres. As of December 31, 2004, the Partnership owns the following:

   - approximately 410 acres, divided into 1,205 platted unimproved individual lots, both recorded and unrecorded, intended for residential use;

   - approximately 294 acres of undeveloped land, including 50 acres that are divided into five 10-acre tracts, intended for residential use;

   -  approximately 220 acres of undeveloped land intended for commercial use;

   - a single family residence comprising 1,648 sq. ft. that the Partnership rents to third parties;

   - a building comprising approximately 500 sq. ft. that is leased to the City of Boiling Spring Lakes at a rate of $1 per year for use as a post office; and

   -  a sales office comprising approximately 1,269 sq. ft.

      The Partnership obtained from Robert C. Cantwell and Associates (the "Appraiser") an independent MAI appraisal report dated January 20, 2004 valuing the Partnership's real estate assets located in Boiling Spring Lakes at December 31, 2003. Such assets comprise substantially all of the assets of the Partnership on such date other than cash and the Promissory Note. The appraisal values the appraised assets at $1,200,000 (the "Appraised Value"). The Appraised Value is the Appraiser's opinion of the most probable price which the property should bring in a competitive and open market under all conditions requisite to a fair sale, and assumes, among other things, a typically motivated buyer and seller in an "arm's length" transaction, both parties are well informed or well advised about the assets and each acting in what he considers his own best interest, and a reasonable time is allowed for exposure in the open market. As such, there is no guarantee that the Partnership could realize the Appraised Value of such assets upon a sale. The actual sale price could be higher or lower than the Appraised Value. The appraisal is not in connection with any requested minimum, maximum or specific appraised value, any pending or proposed sale or other transaction, or approval of any loan involving the appraised assets or the Partnership. The foregoing summary of the appraisal is limited in its entirety to the full appraisal report, a copy of which was filed with the Securities and Exchange Commission as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 (the photographs, maps and drawings that appear in the hard copy of the appraisal are necessarily excluded from the electronic filing of the exhibit).

      During 1988, the Partnership reduced the carrying value of the Boiling Spring Lakes property as a result of an appraisal obtained in December 1988. During 1993, 1995, 1998, and 2000, the Partnership obtained updated appraisals of the Boiling Spring Lakes property. Based upon those updated appraisals, no additional reduction to the carrying value was made. As a result of the appraisal dated as of December 31, 2003 and in view of current market conditions, the Partnership and its accountants believe that the valuation allowance at December 31, 2004 is appropriate, and that no adjustment to the valuation allowance need be made.

      Management intends to continue emphasizing the sale of individual lots at Boiling Spring Lakes, concentrating on lots situated on existing paved roads and rocked roads. From time to time, the Partnership will add to its inventory of lots situated on paved roads and rocked roads by paving or rocking roads that are currently unpaved or unrocked. The Partnership intends to continue selling its land on an all-cash basis.

      To increase lot sales, in 1995 Management initiated a project involving the construction of a house on a lot owned by the Partnership and the immediate marketing of the house and lot for sale, with the cost of construction financed with a line of credit from a local bank. The Partnership achieved some success through 1999, selling five properties and earning a profit on each sale; however, the Partnership elected to suspend the project in 2000 in view of rising construction costs and decreased margins. The Partnership has not constructed any houses since 2000, though Management may resume the project during 2005.

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

      Following the sale in 2003 of its last lot in Pimlico Plantation in South Carolina, the Partnership owns no properties outside of Boiling Spring Lakes.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

      No matters were submitted to a vote of unit holders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNIT HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

      As of December 31, 2004 there were 1,955 registered holders of partnership units. The total number of record holders has not changed substantially from December 31, 2004 to March 23, 2005, the latest practicable date prior to the filing of this Annual Report on Form 10-K.

      It is the Partnership's experience that revenues are highly variable and may not be sufficient in future years to cover expenses and necessary capital expenditures, and that a bulk sale of assets for cash is extremely difficult to achieve. Absent a bulk sale, Management believes that the best use of the current cash balance and cash surpluses, if any, generated in future years is to preserve or improve the overall value of the Partnership's assets by: (a) undertaking certain infrastructure and other improvements in the development;
(b) making certain other real estate-related investments in or near Boiling Spring Lakes; and (c) pursuing limited scale home construction on lots owned by the Partnership as market conditions may allow. Management believes that this plan will, in future years, result in, among other things, an increase in the number of lots sold and a higher average sales price per lot than would otherwise be the case. There can be no assurance, however, that sufficient cash will be generated from operations to successfully implement Management's plan.

      Consistent with the above described plan and in view of the costs associated with a distribution to all partners, Management believes it would be highly imprudent to make a distribution to partners prior to the sale of all or substantially all of the Partnership's assets, or such time as: (a) the Partnership knows with reasonable certainty the amount and timing of any assessments relating to installation of water and sewer lines affecting the Partnership's properties, and (b) the Partnership's business has been established to operate at a level sufficient to consistently generate revenues in excess of expenses and capital expenditures. However, from time to time, in accordance with applicable securities laws, the Partnership may utilize excess cash by repurchasing partnership units, although there are currently no plans to do so. Since the amount of excess cash available for such purpose cannot be estimated at this time due to the highly variable nature of the Partnership's cash flow, there can be no assurance as to the number of partnership units which will actually be repurchased, if any such repurchases will, in fact, occur, or the prices at which such repurchases, if any, will be made.

      There were no purchases of partnership units by the Partnership, the General Partner, or any affiliate of either of the foregoing, during 2004. As of the date of this Annual Report on Form 10-K, none of the Partnership, the General Partner, or any affiliate of either of the foregoing has made any filing with the Securities and Exchange Commission with respect to any planned repurchases of partnership units.

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

                    TABLE 5: SELECTED INCOME STATEMENT DATA

                                                                     Year Ended December 31,
                                             ---------------------------------------------------------------------
                                                2004            2003          2002          2001          2000
                                             -----------     ----------    ----------    ----------    -----------
Revenues:

  Property sales                             $ 1,173,968     $  483,407    $  315,864    $  440,847    $ 2,835,169

  Sale of golf club

    Prev. deferred revenue                             -        862,500             -             -              -

    Prev. deferred interest income                     -        149,745             -             -              -

    Interest income on note receivable                 -          6,145             -             -              -

  Other interest income and fin. charges          20,984          3,559         5,399         7,867         10,887

  Other revenue                                        -              -           379         8,920              -
                                             -----------     ----------    ----------    ----------    -----------
    Total revenues                             1,194,952      1,505,356       321,642       457,634      2,846,056

Operating expenses:

  Direct costs of property sold                   41,062        462,256         8,643        31,757        367,259

  Selling, general & admin. expenses             484,363        443,135       311,525       376,384        511,864

  Depreciation                                     1,730          1,468         2,571         2,462          2,681

  Interest                                             -          4,702        10,308         9,801         72,929
                                             -----------     ----------    ----------    ----------    -----------
    Total operating expenses                     527,155        911,561       333,047       420,404        954,733
                                             -----------     ----------    ----------    ----------    -----------
Operating income (loss)                          667,797        593,795       (11,405)       37,230      1,891,323

Rental income - net                                1,267          1,375         3,766         2,550          3,400
                                             -----------     ----------    ----------    ----------    -----------
Income (loss) from continuing ops.           $   669,064     $  595,170    $   (7,639)   $   39,780    $ 1,894,723

Loss from discontinued operations                      -              -             -       (67,326)      (214,975)
                                             -----------     ----------    ----------    ----------    -----------
   Net income (loss)                         $   669,064     $  595,170    $   (7,639)   $  (27,546)   $ 1,679,748
                                             ===========     ==========    ==========    ==========    ===========

                                                                     Year Ended December 31,
                                             ---------------------------------------------------------------------
                                                2004            2003          2002          2001          2000
                                             -----------     ----------    ----------    ----------    -----------
Per Unit Data

Net income (loss)                            $      0.37     $     0.33    $        -    $    (0.02)   $      0.92

Distributions                                $         -     $        -    $        -    $        -    $         -

      Some amounts in Table 5 for prior years are reclassified to conform to the presentation in the current year. Such reclassifications have not resulted in a change in net income or loss.

                      TABLE 6. SELECTED BALANCE SHEET DATA

                                                                        At December 31,
                                             ---------------------------------------------------------------------
                                                2004            2003          2002          2001          2000
                                             -----------     ----------    ----------    ----------    -----------
Cash, prepaid expenses and other
    current assets                           $ 1,504,988     $  823,274    $  320,661    $  312,485    $   242,772

Properties held for sale and
    property and equipment, net                  521,128        489,777       921,485       846,591        855,491

Note receivable                                  142,457        146,265             -             -              -

Total assets                                   2,168,573      1,459,316     1,242,146     1,159,076      1,098,263

Accounts payable and accrued expenses            189,377        149,184       138,657       123,051        222,620

Deposit on contract                                    -              -       280,245       200,548              -

Long-term debt                                         -              -       108,282       112,876        117,454

Total liabilities                                189,377        149,184       527,184       436,475        340,074

Partners' capital                              1,979,196      1,310,132       714,962       722,601        758,189

      It is the Partnership's experience that its historical financial condition and results of operations are not reliable indicators of future financial condition and results of operations. Sales of real estate for development in Boiling Spring Lakes are highly variable, both as to the amount of land sold as well as the sales price per lot. See also "Item 1. Business - Description of Business - Risk Factors," for a discussion of material uncertainties that might cause the Partnership's future financial condition or results of operations to be materially different from the historical financial condition and results of operations.

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

      Readers are cautioned not to place undue reliance upon these forward-looking statements, which reflect Management's analysis only as to the date hereof. Readers should carefully review the risk factors described in "Item
1. Business - Description of Business - Risk Factors" and other documents the Partnership has filed and from time to time will file with the Securities and Exchange Commission which could cause the Partnership's actual results to differ materially from those in these forward-looking statements. The Partnership undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

   -  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

      The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   -  PROPERTY SALES

     Property sales represent individual building lots and other undeveloped land sold for cash and the gross sales price of residential houses built or acquired by the Partnership for resale. The revenue from these sales is recognized at the closing date unless a deferral is required pursuant to Statement of Financial Standards No. 66, "Accounting for Sales of Real Estate." Land cost included in direct costs of property sold represents the proportionate amount of the total initial project costs, after recorded valuation allowances, based on the sales value of the lot to the total estimated project sales value plus the value per lot of any capital improvements made subsequent to the initial project costs.

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

   -  CASH AND EQUIVALENTS

      For purposes of the Statements of Cash Flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions, and money market accounts and U.S. Treasury securities with maturities of less than 90 days at the date of purchase. Cash equivalents are stated at cost, which approximates market value.

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

      In June 2003, in connection with the buyer's obtaining financing from the Bank, WW-Golf, the buyer of the assets, made an early repayment of principal of $534,748, reducing the unpaid principal amount outstanding under the Promissory Note at that time to $147,757. The terms of the Promissory Note were then modified to provide for an annual interest rate equal to the higher of (a) 8.75% and (b) 2% over the Bank's prime rate, and the maturity date was extended to July 15, 2008. In addition to the foregoing modifications to the Promissory Note, the Partnership subordinated its lien priority on the assets sold to WW-Golf to that of the Bank. With such prepayment of principal, the cash consideration paid by WW-Golf exceeded 25% of the total consideration paid for the assets. Accordingly, for the fiscal year ended December 31,

2003, the transaction was recorded on the Partnership's financial statements as a sale of assets and a $341,221 gain on the sale of the assets was recognized. The gain on sale is calculated as follows:

Revenues:
    Previously deferred revenue                         $  862,500 [a]
Operating expenses:
    Direct costs of property sold                          442,587 [b]
    Selling, general and administrative expenses            78,692 [c]
                                                        ----------
Net gain on sale of assets                              $  341,221
                                                        ==========

[a]   Represents the contract sales price of the assets.

[b]   Represents the net book value of the assets sold.

[c] Represents commissions payable and other expenses relating to the transaction.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

   -  REVENUES

      Overall, revenues decreased 21% to $1,194,952 in 2004, compared to $1,505,356 in 2003. The principal components of revenues and Management's explanations for year-to-year changes are set forth below.

      - PROPERTY SALES

      Revenue increased 143% to $1,173,968 in 2004, compared to $483,407 in 2003. Revenue in 2003 includes $458,862 from land sales in Boiling Spring Lakes, and $24,545 from land sales in Pimlico Plantation. Revenue in 2004 is attributable entirely to land sales in Boiling Spring Lakes.

                              BOILING SPRING LAKES

     Revenue from the sale of unimproved individual lots was $1,114,146 in 2004, compared to $228,849 in 2003. The number of lots sold during 2004 and 2003 was 86 and 27, respectively. Management attributes the 219% increase in the number of lots sold to a strong increase in the local real estate market generally during 2004, fueled, in part, by historically low interest rates and, in part, by strong real estate markets in nearby beach communities, which had the effect of diverting potential home buyers from those communities to less expensive communities, such as Boiling Spring Lakes, and of allowing homeowners in those communities to sell their properties at extremely favorable prices and to buy a new home in a less expensive, inland community, such as Boiling Spring Lakes. Management attributes the 387% increase in revenue to an increase in the average sales price per lot. For 2004 and 2003, the average sales price per lot was $12,955 and $8,476, respectively. Management attributes the 53% increase in the average sales price per lot primarily a strong local real estate market that allowed for price increases, but also to the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots that are not suitable for on-site septic systems.

      Revenue from the sale of commercial land fell 74%, to $59,821 in 2004 from $230,013, in 2003. During 2003, the Partnership sold approximately 7 acres of commercial land, of which total approximately 3 acres lie within the West North Shore Drive commercial district. None of the approximately 3 acres of commercial land sold in 2004 lies within the district. The West North Shore Drive commercial district was established by the Partnership in the 1990's and originally comprised approximately 8 acres. Lots within the district share a multi-user septic system installed by the Partnership and typically command a higher sales price than other commercial land within the development. In 2003, for example, the Partnership sold commercial district land for an average of approximately $70,000 per acre, but commercial land elsewhere in the development was sold at an average of approximately $5,000 per acre in 2003 and approximately $20,000 per acre in 2004. The Partnership's sales of commercial land are sporadic, highly variable, and largely beyond the Partnership's control. The average sales price per acre of commercial land varies widely. During 2003, the Partnership sold its last commercial lot located within the West North Shore Drive commercial district. Unless the Partnership establishes a new commercial district with a multi-user septic system or a municipal sewer system is extended to the Partnership's commercial land, it is unlikely that the Partnership will generate revenue per acre from the sale of commercial land substantially equal to the $70,000 realized in the abovementioned sales in 2003.

                               PIMLICO PLANTATION

      During 2003, the Partnership sold one unimproved individual lot for $24,545. No lots were sold during 2004.

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

      -  OTHER INTEREST INCOME AND FINANCE CHARGES

      Other interest income and finance charges in 2004 was $20,984, compared to $3,559 in 2003. The 490% increase is due principally to higher interest-bearing cash balances in 2004 than in 2003, and to interest earned on U.S. Treasury securities in 2004, whereas no such interest income was earned in 2003.

   -  DIRECT COSTS OF PROPERTY SOLD

      Direct costs of property sold fell 92% to $41,062, compared to $462,256 in 2003. The amount for 2003 includes $442,587 relating to the sale of the assets of Fox Squirrel/The Lakes. Excluding such amount, direct costs of property sold was $19,669 in 2003. Based upon such lower amount, direct costs of property sold increased 109% in 2004 over 2003. The increase is due principally to the increase in the number of individual lots sold.

   -  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses rose 9% to $484,363, compared to $443,135 in 2003. The amount for 2003 includes $78,692 relating to the sale of the assets of Fox Squirrel/The Lakes. Excluding such amount, expenses in 2004 rose 33% over the $364,443 for 2003. Management attributes the increase principally to incentive bonuses paid to the Partnership's employees in respect of 2004 and to state income taxes paid during 2004. During 2004 the Partnership expensed $23,025 in North Carolina and South Carolina state income taxes due in respect of 2003 for limited partners, whereas only $5,500 in such taxes was expensed in 2003 for taxes due in respect of 2002. As a limited partnership, the Partnership generally passes income tax liability through to its partners. With respect to 2004 and 2003, however, Management believes that the administrative cost of allocating such liability among the partners, and maintaining records therefor, would be needlessly time-consuming and complex. Management, therefore, elected to pay such taxes, with the result that each partner's pro rata share of the Partnership's income for each such year would be/has been reduced by a pro rata share of such taxes paid.

   -  DEPRECIATION

      Depreciation expense increased 18% to $1,730 in 2004, compared to $1,468 in 2003. Management attributes the increase principally to capital expenditures made during 2003 and 2004 which increased the asset base being depreciated.

   -  INTEREST

      Interest expense was $0 for 2004, compared to $4,702 for 2003. The 100% decrease is due to the early repayment of long-term debt by the Partnership in 2003, after which repayment the Partnership has no long-term debt outstanding.

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

      Revenue from the sale of commercial land rose 252%, to $230,013, in 2003, from $65,410 in 2002. During 2003, the Partnership sold approximately 7 acres of commercial land, of which total approximately 3 acres lie within the West North Shore Drive commercial district. None of the approximately 6 acres of commercial land sold in 2002 lies within the district. The West North Shore Drive commercial district was established by the Partnership in the 1990's and originally comprised approximately 8 acres. Lots within the district share a multi-user septic system installed by the Partnership and typically command a higher sales price than other commercial land within the development. In 2003, for example, the Partnership sold commercial district land for an average of approximately $70,000 per acre, but commercial land elsewhere in the development was sold at an average of approximately $5,000 per acre in 2003 and approximately $11,000 per acre in 2002. The Partnership's sales of commercial land are sporadic, highly variable, and largely beyond the Partnership's control. The average sales price per acre of commercial land varies widely. During 2003, the Partnership sold its last commercial lot located within the West North Shore Drive commercial district. Unless the Partnership establishes a new commercial district with a multi-user septic system or a municipal sewer system is extended to the Partnership's commercial land, it is unlikely that the Partnership will generate revenue per acre from the sale of commercial land substantially equal to the $70,000 realized in the abovementioned sales in 2003.

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

      The Partnership finances construction of houses for sale on lots owned by the Partnership with construction loans obtained through a line of credit established with a local bank. Under such an arrangement, the bank will from time to time make payments to the contractor for work performed, increasing the amount of the construction loan and decreasing by the same amount the total available for future borrowing under the line of credit. Borrowing under the line of credit in respect of any house is repaid at closing of the sale. Under the terms of the line of credit, if the house is unsold at the time of its completion, interest will accrue for up to one year after the date of the first draw, after which time the construction loan converts to a fixed-rate loan. At any given time, the Partnership has not had more than one construction loan outstanding, with a maximum balance, including accrued interest, not exceeding $110,000, and has generally succeeded in selling the house and lot on which it stands prior to the completion of construction. The Partnership did not construct or begin construction on any house for sale during 2004 or 2003, and so no lines of credit were utilized and no debt incurred in connection with any such construction during those years. In 2005 and subsequent years, depending upon market conditions and other factors, the Partnership may seek to have up to two such loans outstanding at any given time and the maximum amount of any loan is not expected to exceed $120,000.

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

   -  CASH FLOWS FROM OPERATING ACTIVITIES

      During 2004, the Partnership generated $759,400 of net cash from operating activities, compared to $1,114,588 of net cash from operating activities during 2003. The amount for 2003 includes $783,808 relating to the sale of the assets of Fox Squirrel/The Lakes, comprised of $442,587, representing the net book value of assets sold, and $341,221, representing the gain on sale of the assets. Excluding the effects of recording the sale of the assets of Fox Squirrel/The Lakes, net cash provided by operating activities in 2003 was $330,780, and the increase in 2004 over 2003 was $428,620. The 130% increase is due principally to the substantially higher revenue from property sales in 2004 than in 2003.

   -  CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used in investing activities was $371,783 in 2004, compared to $465,026 in 2003. Excluding payments of principal and interest received on the Promissory Note and the effects of recording the sale of the assets of Fox Squirrel/The Lakes, net cash used in investing activities in 2003 was $38,516. The change is due primarily to the investment of some cash in short-term U.S. Treasury securities in 2004 and the payment in 2004 of $51,000 in assessments relating to access to municipal water for land owned by the Partnership. Such amount is treated as a capital expenditure.

   -  CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash used in financing activities in 2004 was $96, compared to $128,969 in 2003. The change is due primarily to the repayment in 2003 of the outstanding long-term debt owed by the Partnership.

OFF-BALANCE SHEET ARRANGEMENTS

      The Partnership has no off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

      The Partnership has no contractual obligations of the type required to be disclosed by Item 303(a)(5) of Regulation S-K.

CAPITAL EXPENDITURES DURING 2005

      The Partnership plans to rock some roads at an estimated cost of $40,000 during 2005. Such costs will be treated as a capital expenditure and will have the effect of increasing the cost basis of the individual lots adjoining the roads. Other capital projects may be undertaken, depending upon, among other factors, the Partnership's cash position and Management's expectations of return on investment.

IMPACT OF INFLATION

      Generally, demand for real estate is adversely affected by increases in interest rates. To the extent that a significant increase in the rate of inflation leads to a significant increase in interest rates, the Partnership's ability to sell real estate may be significantly adversely affected.

      Inflation has had only a minor impact on the Partnership's operations during the fiscal years ended December 31, 2004, 2003, and 2002. Moderate increases in costs and expenses incurred as a result of inflation have, Management believes, largely been offset by increases in the sales prices of land sold.

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

      At December 31, 2004, the Partnership had cash of $712,092, substantially all of which is deposited in an account at a local financial institution bearing interest at a variable rate. In addition, the Partnership held $497,946 in U.S. Treasury securities having a maturity at the time of purchase of 90 days or less, which the Partnership treats for accounting purposes as cash equivalents, and a further $294,950 in U.S. Treasury securities with a maturity of one year or less. During 2004, the Partnership owed no interest-bearing debt. Had the average level of interest rates during 2004 been higher or lower by 100 basis points or one percent (1%), the Partnership's net income would have been approximately $8,979 more or less, respectively. The foregoing estimate of the change in net income is based upon quarterly average balances.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Part IV, "Item 15. Exhibits and Financial Statement Schedules," for the response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The dismissal of PricewaterhouseCoopers LLP as the Partnership's independent accountants on December 22, 2003 and the Partnership's engagement of Lynch & Howard, P.A. in that capacity were disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

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

      Since the Registrant is a limited partnership, it has no officers or directors. Mr. Davis P. Stowell, President of the General Partner, carries out the functions of the principal executive officer and the principal financial officer of the Partnership. Mr. Stowell has, as of the end of the period covered by this Annual Report on Form 10-K, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and has determined that such disclosure controls and procedures are effective at the reasonable assurance level. There have been no changes during the last fiscal quarter of 2004 that materially affected or are reasonably likely to affect internal controls over financial reporting. The Partnership does not believe any significant deficiencies or material weaknesses exist in its internal controls over financial reporting. Accordingly, no corrective actions have been taken.

ITEM 9B. OTHER INFORMATION

None.

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

OFFICERS AND DIRECTORS OF THE GENERAL PARTNER

      DAVIS P. STOWELL, 48, PRESIDENT AND DIRECTOR OF THE GENERAL PARTNER. Mr. Stowell has been President and a director of Grace Property Management, Inc. since 2003. He was Vice President of the General Partner from 1993 to 2003. He is also Vice President of affiliates of Grace Property Management, Inc., positions he has held since 1989.

      Mr. Peter Metz resigned as Secretary and Director of the General Partner during 2004.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16 of the Securities Exchange Act of 1934, as amended, requires that reports of beneficial ownership of limited partnership units and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 "reporting persons." The Partnership is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2004. To the Partnership's knowledge, during the fiscal year ended December 31, 2004, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

CODE OF ETHICS

      In connection with its role as general partner of the Partnership, the General Partner has adopted a Code of Ethics that applies to each person who performs one or more of the following functions: principal executive officer, principal financial officer, and principal accounting officer or controller. There has been no change to or amendment of the Code of Ethics during 2004. The Partnership shall furnish, without charge, a copy of the Code of Ethics to any person who requests a copy in writing sent to the General Partner at the following address: Mr. Davis P. Stowell, President, Grace Property Management, Inc., 55 Brookville Road, Glen Head, NY 11545.

ITEM 11. EXECUTIVE COMPENSATION

      The total compensation earned by the General Partner during each of the last three fiscal years ended December 31 is set forth in Table 7, below.

                       TABLE 7: SUMMARY COMPENSATION TABLE

  Name and Principal Position                    Year        General Partner Fee [1]
--------------------------------                 ----        -----------------------
Grace Property Management, Inc.,                 2004                  $80,000
    General Partner

                                                 2003                   80,000

                                                 2002                   80,000

Notes:

[1] Excludes payments made to affiliates of the General Partner as described in "Item 13. Certain Relationships and Related Transactions."

      During 2004, payments made by the Partnership to the General Partner totaled $80,000, representing general partner fees for the first three quarters of 2004 as well as the fourth quarter of 2003. During 2003, payments made by the Partnership to the General Partner totaled $100,000, representing general partner fees for the first three quarters of 2003 as well as the last two quarters of 2002. During 2002, payments made by the Partnership to the General Partner totaled $60,000, representing general partner fees for the first two quarters of 2002 as well as the last quarter of 2001. As of December 31, 2004, general partner fees accrued but not paid to Grace Property Management, Inc. totaled $20,000, representing general partner fees for the fourth quarter of 2004. Such amount was paid during the first quarter of 2005. As of December 31, 2003, general partner fees accrued but not paid to Grace Property Management, Inc. totaled $20,000, representing general partner fees for the fourth quarter of 2003. Such amount was paid during the first quarter of 2004. The Partnership has no ongoing plan or arrangement with respect to future remuneration to Grace Property Management, Inc. other than to accrue interest

(at an annual rate of 10%, compounded quarterly) on the unpaid balance when cash flow is insufficient to pay general partner fees.

      As of December 31, 2004, the Partnership had a group life insurance plan in place covering the full-time employees of the Partnership located in Boiling Spring Lakes. The Partnership has no pension or profit sharing plan but does provide for incentive bonus compensation to its employees located in Boiling Spring Lakes for meeting or exceeding predesignated budget targets. The Partnership has no options, warrants, or appreciation rights outstanding. No Management person is indebted to the Partnership. Other than for accrued vacation and accrued travel and other expenses, the Partnership is not indebted to any of its employees.

      See "Item 13. Certain Relationships and Related Transactions," for payments of interest on accrued and unpaid general partner's fees paid to the General Partner, and for other payments made to affiliates of the General Partner.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

      As of March 23, 2005, the Partnership has 1,812,062 partnership units issued and outstanding. Information as of March 23, 2005 concerning the number of partnership units beneficially owned by (1) the persons who, to the knowledge of Management, beneficially owned more than 5% of the units issued and outstanding on such date, (2) Grace Property Management, Inc., the General Partner, (3) each director of Grace Property Management, Inc., and (4) the directors and executive officers of Grace Property Management, Inc. as a group is set forth in Table 8, below.

                           TABLE 8: SECURITY OWNERSHIP
                   OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                            Amount
                                                                         Beneficially            Percent of
    Name and Address of Beneficial Owner                                   Owned [a]                Class
-------------------------------------------------                        ------------            ----------
US Bank Trust National Association, as trustee                           316,403  [b]                17.5%
     141 North Main Avenue
     Suite 300
     Sioux Falls, SD

Lorraine G. Grace                                                        149,400  [c]                 8.2%
     14 East 90th Street
     New York, NY

Grace Property Management, Inc. [d]                                       25,100                      1.4%

Davis P. Stowell [d]                                                           -  [e]                   -

Peter Metz (resigned as a director in 2004)[d]                                 -  [e]                   -

All directors and officers of the General Partner
     as a group (2 persons)                                                    -   [e]                  -

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      For 2004, 2003, and 2002, the General Partner and its affiliates charged the Partnership for general partner fees, rent, consulting fees, legal services, and interest on unpaid balances at an annual rate of 10%, compounded quarterly, as set forth in Table 9, below. All of such charges have been provided for in the Partnership's financial statements. Amounts paid by the Partnership to the General Partner and its affiliates during 2004, 2003, and 2002 reflect amounts previously accrued and unpaid. See "Item 11. Executive Compensation," for information on general partner fees paid to the General Partner.

             TABLE 9: CHARGES BY GENERAL PARTNER AND ITS AFFILIATES

                                                      2004             2003              2002
                                                    ---------       ----------         ---------
General partner fee                                 $  80,000       $   80,000         $  80,000

Rent for office space                                  15,000           15,000            15,000

Consulting fees                                            95           13,587               337

Reimbursement of travel expenses                        2,752            1,398                 -

Interest on unpaid balances                                 -                -               594

      An affiliate of the General Partner charges the Partnership for office space used by officers of the General Partner. The amounts charged for 2004, 2003, and 2002 are set forth in Table 9, above. The amount paid by the Partnership during 2004 was $15,000, which represents rent for the first three quarters of 2004 as well as the last quarter of 2003. The amount paid by the Partnership during 2003 was $18,750, which represents rent for the first three quarters of 2003 as well as the last two quarters of 2002. The amount paid by the Partnership during 2002 was $11,250, which represents rent for the first two quarters of 2002 as well as the last quarter of 2001. At December 31, 2004, the amount of accrued but unpaid rent was $3,750, which amount was paid during the first quarter of 2005.

      An affiliate of the General Partner charges the Partnership for consulting fees in connection with the sale of the assets of Fox Squirrel/The Lakes. The amounts charged for and paid during 2004, 2003, and 2002 are set forth in Table 9, above. Such consulting fees are equal to 2 1/2% of the gross purchase price paid in cash at the March 2001 closing and, thereafter, 2 1/2% of the principal payments received by the Partnership on the Promissory Note. Future consulting fees will be payable as and when principal on the Promissory Note is received by the Partnership. Assuming that all future payments of principal are received in a timely manner, the Partnership will pay additional consulting fees to such affiliate of the General Partner of $104 in 2005, $113 in 2006, $124 in 2007, and $3,221 in 2008. Given the relatively minor amounts of each monthly payment prior to maturity, the Partnership will pay consulting fees to the affiliate of the General Partner quarterly in arrears. The General Partner has waived interest for late payments in respect of such quarterly payments of consulting fees.

      Officers of the General Partner charge the Partnership for their out-of-pocket expenses incurred when traveling on Partnership business. The amounts charged for and paid during 2004, 2003, and 2002 are set forth in Table 9, above. At March 23, 2005 and December 31, 2004, the Partnership owed nothing in respect of reimbursement of travel expenses.

      The General Partner and its affiliates charge the Partnership late fees on amounts not timely paid, with interest at an annual rate of 10%, compounded quarterly. The amounts charged for 2004, 2003, and 2002 are set forth in Table 9, above. The amount of interest paid during 2004, 2003, and 2002 were $0, $0, and $594, respectively.

      Except for the preceding items, there were no transactions between the General Partner or its affiliates (including Management of the General Partner and their immediate families) and the Partnership during the fiscal year ended December 31, 2004 or thereafter. There were no other related party transactions and there existed no indebtedness to the Partnership from the General Partner or its affiliates (including Management of the General Partner and their immediate families).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      PricewaterhouseCoopers, LLP served as the Partnership's principal accountant for all of 2002 and for 2003 up to December 22, 2003, on which date the Partnership dismissed PricewaterhouseCoopers LLP and engaged Lynch & Howard, P.A. In its capacity as the Partnership's principal accountant, PricewaterhouseCoopers, LLP audited the Partnership's financial statements for the fiscal years ended December 31, 2001 and 2002, and reviewed the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2002; June 30, 2002; September 30, 2002; March 31, 2003; June 30, 2003; and September 30, 2003. In addition, in connection with the Partnership's 2003 and 2004 financial statements, PricewaterhouseCoopers, LLP reissued its report for the year ended December 31, 2002. The aggregate amounts billed by PricewaterhouseCoopers, LLP for each of the last two fiscal years ended December 31 for such services are set forth in Table 10, "Aggregate Amounts Billed by Principal Accountants," below.

      On December 22, 2003, the Partnership engaged Lynch & Howard, P.A. as its principal accountant to audit the Partnership's financial statements for the fiscal year ended December 31, 2003 and to review the financial statements that were included in the Partnership's Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2004; June 30, 2004; and September 30, 2004. The engagement of Lynch & Howard, P.A. has been continued, and such firm has audited the Partnership's financial statements for the fiscal year ended December 31, 2004, and will review the financial statements that will be included in the Partnership's Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2005; June 30, 2005; and September 30, 2005. As of December 31, 2004, the Partnership has not been billed by Lynch & Howard, P.A., in respect of its audit of the Partnership's financial statements for the fiscal year ended December 31, 2004; however, the Partnership has accrued the fees that the Partnership expects to pay to Lynch & Howard, P.A. during 2005 in connection with such audit. Through March 23, 2005, there have been progress billings totaling $7,500, which amounts have been paid during the first quarter of 2005.

           TABLE 10: AGGREGATE AMOUNTS BILLED BY PRINCIPAL ACCOUNTANTS
                                    2003-2004

                                                      2004             2003
                                                    ---------       ----------
PricewaterhouseCoopers, LLP:

     Accounting fees                                $   2,978       $   22,000 [a]

     Expenses                                             100            1,968 [b]
                                                    ---------       ----------
     Total                                          $   3,078       $   23,968

Lynch & Howard, P.A.

     Accounting fees                                $  21,000 [c]            - [d]

     Expenses                                               -                -
                                                    ---------       ----------
     Total                                          $  21,000                -

Notes:

[a] Includes $14,000 in fees relating to the audit and review of the Partnership's 2002 financial statements but billings were dated in 2003.

[b] Includes $1,568 in expenses relating to the audit and review of the Partnership's 2002 financial statements but billings were dated in 2003.

[c] $20,000 was accrued at December 31, 2004 for fees relating to the audit of the Partnership's 2004 financial statements but no amounts were billed as of December 31, 2004. Through March 23, 2005, progress billings totaled $7,500.

[d] $20,000 was accrued at December 31, 2003 for fees relating to the audit of the Partnership's 2003 financial statements but no amounts were billed as of December 31, 2003.

AUDIT-RELATED FEES

      There have been no billings in either 2004 or 2003 for assurance and related services by the Partnership's principal accountant that are reasonably related to the performance of the audit or review of financial statements that are not reported under "Audit Fees," above.

TAX FEES

      The Partnership relies upon the expertise of an accounting firm other than the principal accountant for tax compliance, tax advice, and tax planning. Therefore, there have been no billings in either 2004 or 2003 for professional services rendered by the Partnership's principal accountant for tax compliance, tax advice, and tax planning.

ALL OTHER FEES

      There have been no billings in either 2004 or 2003 for products or services rendered by the Partnership's principal accountant other than as set forth under "Audit Fees," above.

APPROVAL PROCESS

      The General Partner has no committees, including an Audit Committee. The Board of Directors of the General Partner is responsible for the appointment, compensation, and oversight of the work of the independent auditors and approves in advance any services, whether audit-related or not, to be performed by the independent auditors.

                        [THE REST OF THIS PAGE IS BLANK]

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

      The documents filed as part of this report are listed in the Index to Financial Statements set forth in Table 11, below.

                     TABLE 11: INDEX TO FINANCIAL STATEMENTS

                            Document                                                     Page
-------------------------------------------------------------------                     -------
The following financial information is contained within the Audited
Financial Statements:

        Report of Lynch & Howard, P.A., independent registered                            F-1
           public accounting firm

        Report of PricewaterhouseCoopers, LLP, independent
           registered public accounting firm                                              F-2

        Balance Sheets as of December 31, 2004 and 2003                                   F-3

        Statements of Operations for the years ended
           December 31, 2004, 2003 and 2002                                               F-4

        Statements of Changes in Partners' Capital for the
           years ended December 31, 2004, 2003 and 2002                                   F-5

        Statements of Cash Flows for the years
           ended December 31, 2004, 2002 and 20032                                        F-6

        Notes to Financial Statements                                                   F-7 -18

FINANCIAL STATEMENT SCHEDULES

      The financial statement schedules filed as part of this report are listed in the Index to Financial Statement Schedules set forth in Table 12, below. All other required supplemental financial schedules are either contained within the notes to the financial statements or are not applicable.

                TABLE 12: INDEX TO FINANCIAL STATEMENT SCHEDULES

                      Document                                                    Page
-------------------------------------------------------                           ----
Report of Lynch & Howard, P.A., independent registered
   public accounting firm on Financial Statement
   Schedules                                                                       69

Report of PricewaterhouseCoopers, LLP, independent
   registered public accountung firm on Financial
   Statement Schedules                                                             70

Valuation and Qualifying Accounts                                                  71

Real Estate and Accumulated Depreciation                                        72-73

EXHIBITS

      A complete listing of exhibits, including those incorporated by reference, is shown on Table 13, below. All other exhibits are not applicable.

                           TABLE 13: LIST OF EXHIBITS

Exhibit No.                         Description of Exhibit
-----------    -----------------------------------------------------------------
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

Exhibit No.                      Description of Exhibit
-----------    -----------------------------------------------------------------
   10.5        Indemnification Agreement dated March 9, 2001 between the
               Partnership and WW-Golf & Services, LLC issued in connection with the sale of the assets of Fox Squirrel Country Club. Such
               agreement was filed as Exhibit 10.7 to Form 10-K filed on March
               29, 2001. [a]

   10.6        Note Modification Agreement dated June 17, 2003 between WW-Golf
               & Services, LLC and the Partnership. Such agreement was filed as
               Exhibit 10.6 to Form 10-K filed on March 30, 2004. [a]

   10.7 Modification to Indemnification Agreement dated June 17, 2003 between the Partnership and WW-Golf & Services, LLC. Such agreement was filed as Exhibit 10.7 to Form 10-K filed on March 30, 2004. [a]

   16.1 Letter from PricewaterhouseCoopers, LLP, the former independent accountant of the Partnership, regarding its concurrence with the statements made by the Partnership concerning the resignation or dismissal as the Partnership's principal accountant. Such letter was filed as part of Form 8-K filed on December 29, 2003. [a]

   31.1        Rule 13a-14(a)/15d-14(a) Certification as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1        Certification of Chief Executive Officer and Chief Financial
               Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.1        The Robert C. Cantwell IV, MAI appraisal of the Boiling Spring
               Lakes property dated as of December 31, 2003. Such appraisal was filed as Exhibit 99.1 to Form 10-K filed on March 30, 2004. [a]

Notes:

[a] Incorporated herein by reference.

                        [THE REST OF THIS PAGE IS BLANK]

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       REEVES TELECOM LIMITED PARTNERSHIP

Signatures                                     Title                   Date

By: Grace Property Management, Inc.       General Partner         March 30, 2005

By: /s/ DAVIS P. STOWELL
    -------------------------------
    Davis P. Stowell
    President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                             Title                          Date

By: /s/ DAVIS P. STOWELL         President and Director of        March 30, 2005
    ------------------------     General Partner
    Davis P. Stowell             (Principal Executive Officer,
                                 Principal Financial Officer,
                                 Principal Accounting Officer)

                        [THE REST OF THIS PAGE IS BLANK]

                       REEVES TELECOM LIMITED PARTNERSHIP

                      BOILING SPRING LAKES, NORTH CAROLINA

                                 REPORT ON AUDIT

                          YEAR ENDED DECEMBER 31, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Reeves Telecom Limited Partnership
Boiling Spring Lakes, North Carolina

We have audited the accompanying balance sheets of Reeves Telecom Limited Partnership as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2002 financial statements were audited by other auditors whose report dated February 20, 2003 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Partnership's ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reeves Telecom Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Lynch & Howard, P.A.
Raleigh, North Carolina

February 8, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Reeves Telecom Limited Partnership:

In our opinion, the accompanying statements of operations, of partners' capital and of cash flows for the year ended December 31, 2002 (appearing on pages F-4 through F-6 of the Reeves Telecom Limited Partnership 2004 Annual Report on Form 10-K) present fairly, in all material respects, the results of operations and cash flows of Reeves Telecom Limited Partnership for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 12 to the 2002 Annual Report on Form 10-K (not included herein), the cash generated from individual lot sales may not be sufficient to meet future operating costs, debt service and other cash requirements and raises substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12 of the 2002 Annual Report on Form 10-K. The financial statements do not include any adjustments relating to the recoverability of reported asset amounts or the amounts of liabilities that might result should the Partnership be unable to continue as a going concern.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
February 20, 2003

                                                                       EXHIBIT A

                       REEVES TELECOM LIMITED PARTNERSHIP
                      BOILING SPRING LAKES, NORTH CAROLINA
                                 BALANCE SHEETS
                     DECEMBER 31, 2004 AND DECEMBER 31, 2003

                                                               2004         2003
                                                            ----------   ----------
                                     ASSETS

Cash                                                        $1,210,038   $  822,517
Prepaid expenses and other current assets                            -          757
U.S. Treasury securities                                       294,950            -
Note receivable                                                142,457      146,265
Properties held for sale and property and equipment:
   Properties held for sale                                    350,177      327,840
   Sales property and equipment - net                          170,951      161,937
                                                            ----------   ----------
                                                            $2,168,573   $1,459,316
                                                            ==========   ==========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
   Accounts payable and accrued expenses                    $  155,398   $  115,109
   Accrued expenses - affiliates                                33,979       34,075
                                                            ----------   ----------
    Total Liabilities                                       $  189,377   $  149,184
                                                            ----------   ----------

PARTNERS' CAPITAL:
   Issued and outstanding 1,812,062 units
    at December 31, 2004 and 2003                           $1,979,196   $1,310,132
                                                            ----------   ----------

COMMITMENTS AND CONTINGENCIES
                                                            $2,168,573   $1,459,316
                                                            ==========   ==========

The Notes to Financial Statements are an integral part of this statement.

                                                                       EXHIBIT B

                       REEVES TELECOM LIMITED PARTNERSHIP
                      BOILING SPRING LAKES, NORTH CAROLINA
                            STATEMENTS OF OPERATIONS

                                                        Years Ended December 31
                                                 -------------------------------------
                                                    2004         2003         2002
                                                 ----------   ----------   -----------
REVENUES:

  Property sales                                 $1,173,968   $  483,407   $   315,864
  Sale of golf club:
    Previously deferred revenue                           -      862,500             -
    Previously deferred interest income                   -      149,745             -
    Interest income on note receivable                    -        6,145             -
  Other interest income and finance charges          20,984        3,559         5,399
  Other revenue                                           -            -           379
                                                 ----------   ----------   -----------

      Total Revenues                             $1,194,952   $1,505,356   $   321,642
                                                 ----------   ----------   -----------

OPERATING EXPENSES:

  Direct costs of property sold                  $   41,062   $  462,256   $     8,643
  Selling, general and administrative expenses      484,363      443,135       311,525
  Depreciation                                        1,730        1,468         2,571
  Interest                                                -        4,702        10,308
                                                 ----------   ----------   -----------

      Total Operating Expenses                   $  527,155   $  911,561   $   333,047
                                                 ----------   ----------   -----------

OPERATING INCOME (LOSS)                          $  667,797   $  593,795   $   (11,405)

Rental income - net                                   1,267        1,375         3,766
                                                 ----------   ----------   -----------

NET INCOME (LOSS)                                $  669,064   $  595,170   $    (7,639)
                                                 ==========   ==========   ===========

Income per partnership unit                      $     0.37   $     0.33   $         -
                                                 ==========   ==========   ===========

Weighted average partnership units outstanding    1,812,062    1,812,062     1,812,062
                                                 ==========   ==========   ===========

The Notes to Financial Statements are an integral part of this statement.

                                                                       EXHIBIT C


                       REEVES TELECOM LIMITED PARTNERSHIP
                      BOILING SPRING LAKES, NORTH CAROLINA
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                               Years Ended December 31
                                         -----------------------------------
                                            2004         2003        2002
                                         ----------   ----------   ---------
PARTNERS' CAPITAL AT BEGINNING OF YEAR   $1,310,132   $  714,962   $ 722,601

Net income (loss)                           669,064      595,170      (7,639)
                                         ----------   ----------   ---------

PARTNERS' CAPITAL AT END OF YEAR         $1,979,196   $1,310,132   $ 714,962
                                         ==========   ==========   =========

The Notes to Financial Statements are an integral part of this statement.

                                                                       EXHIBIT D

                       REEVES TELECOM LIMITED PARTNERSHIP
                      BOILING SPRING LAKES, NORTH CAROLINA
                             STATEMENTS OF CASH FLOWS

                                                                             Years Ended December 31
                                                                     ---------------------------------------
                                                                        2004           2003           2002
                                                                     -----------    -----------    ---------
OPERATING ACTIVITIES:

Net income (loss)                                                    $   669,064    $   595,170    $  (7,639)
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
      Depreciation                                                         9,643          9,381        2,571
       Changes in operating assets and liabilities:
        Prepaid and other assets                                             757         17,980       (3,245)
        Property held for sale - net                                      39,647         18,256        8,642
        Golf club property and equipment - net                                 -        442,587            -
        Accounts payable and accrued expenses                             40,289         31,214       (8,738)
                                                                     -----------    -----------    ---------

            Net Cash Provided By (Used In) Operating Activities      $   759,400    $ 1,114,588    $  (8,409)
                                                                     -----------    -----------    ---------

INVESTING ACTIVITIES:

 Purchase of land improvements and equipment                         $   (80,641)   $   (38,516)   $ (86,107)
 Increase (decrease) in deposit on contract                                    -       (280,245)      79,697
 Principal payment on note receivable                                      3,808          1,492            -
 Purchase of US Treasury securities                                     (294,950)             -            -
 Note received from sale of golf club                                          -       (147,757)           -
                                                                     -----------    -----------    ---------

            Net Cash Used In Investing Activities                    $  (371,783)   $  (465,026)   $  (6,410)
                                                                     -----------    -----------    ---------

FINANCING ACTIVITIES:
 Repayment of long-term debt                                         $         -    $  (108,282)   $  (4,594)
 Increase (decrease) in accrued expenses - affiliates                        (96)       (20,687)      24,344
                                                                     -----------    -----------    ---------

            Net Cash Provided By (Used In) Financing Activities      $       (96)   $  (128,969)   $  19,750
                                                                     -----------    -----------    ---------

NET INCREASE IN CASH                                                 $   387,521    $   520,593    $   4,931

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                            822,517        301,924      296,993
                                                                     -----------    -----------    ---------

CASH AND CASH EQUIVALENTS - END OF YEAR                              $ 1,210,038    $   822,517    $ 301,924
                                                                     ===========    ===========    =========

Interest paid                                                        $         -    $     5,296    $   9,714
                                                                     ===========    ===========    =========

The Notes to Financial Statements are an integral part of this statement.

                       REEVES TELECOM LIMITED PARTNERSHIP
                      BOILING SPRING LAKES, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

      The remaining assets of the Partnership are primarily land held for sale, note receivable, U.S. Treasury securities and cash. The cash was generated from real estate sales including the sale of the golf club. During the first quarter of 2001, the Partnership sold the golf club (Note 10).

      The Partnership intends to continue to sell lots in the normal course of business and, while no assurances can be given, the Partnership believes the carrying value of the remaining lots is less than their net realizable value. Should the Partnership elect to affect a bulk sale and/or abandonment, the net amount realized could be less than the carrying value.

      The Partnership's Managing General Partner is Grace Property Management, Inc.

                       REEVES TELECOM LIMITED PARTNERSHIP
                      BOILING SPRING LAKES, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

      PROPERTY SALES

      Property sales represent individual building lots and other undeveloped land sold for cash and the gross sales price of residential houses built or acquired by the Partnership for resale. The revenue from these sales is recognized at the closing date unless a deferral is required pursuant to Statement of Financial Standards No. 66, "Accounting for Sales of Real Estate." Land cost included in direct costs of property sold represents the proportionate amount of the total initial project costs, after recorded valuation allowances, based on the sales value of the lot to the total estimated project sales value plus the value per lot of any capital improvements made subsequent to the initial project costs. See Note 10 for details relating to the sale of the golf club.

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

                       REEVES TELECOM LIMITED PARTNERSHIP
                      BOILING SPRING LAKES, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

      The Partnership maintains cash deposits in bank in excess of the federally insured amounts.

      CASH AND EQUIVALENTS

      For purposes of the statement of cash flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions, and money market accounts and U.S. Treasury securities with maturities of less than 90 days at the date of purchase. Cash equivalents are stated at cost, which approximates market value.

      ADVERTISING COSTS

      Advertising costs of $10,964, $16,173 and $17,817 were expensed as incurred during the years ended December 31, 2004, 2003 and 2002, respectively.

(3)   PROPERTIES HELD FOR SALE AND PROPERTY AND EQUIPMENT

      The Partnership obtained an independent appraisal report dated January 20, 2004 valuing the properties held for sale at December 31, 2003. Based upon this appraisal, management determined that no additional valuation allowances were required. Management believes that the properties held for sale are not reported in excess of their fair values. The change in the valuation allowances reported below are reductions related to the properties sold. See Note 11 to the financial statements for contingent liabilities related to the properties held by the Partnership.

      A summary of properties held for sale and property and equipment at December 31, 2004 and 2003 is as follows:

                       REEVES TELECOM LIMITED PARTNERSHIP
                      BOILING SPRING LAKES, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

(3)   PROPERTIES HELD FOR SALE AND PROPERTY AND EQUIPMENT - CONTINUED

                                                    2004         2003
                                                  ---------    ---------
Properties held for sale:
   Boiling Spring Lakes land held for sale        $ 755,983    $ 737,897
   Residential house held for sale - net            142,434      150,347
                                                  ---------    ---------
                                                  $ 898,417    $ 888,244
   Less: Valuation allowance                       (548,240)    (560,404)
                                                  ---------    ---------
     Total Properties Held for Sale               $ 350,177    $ 327,840
                                                  ---------    ---------
Sales property and equipment:
   Land and land improvements                     $ 174,657    $ 162,502
   Buildings                                         49,844       49,844
   Equipment                                         10,184       10,184
                                                  ---------    ---------
                                                  $ 234,685    $ 222,530
Less: Accumulated depreciation                      (63,734)     (60,593)
                                                  ---------    ---------
     Total Sales Property and Equipment - Net     $ 170,951    $ 161,937
                                                  ---------    ---------
Total Properties Held for Sale and Property and
  Equipment - Net                                 $ 521,128    $ 489,777
                                                  =========    =========

                       REEVES TELECOM LIMITED PARTNERSHIP
                      BOILING SPRING LAKES, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

(4)   INVESTMENTS

      Investments consist of debt instruments that are direct obligations of or guaranteed by the U.S. government recorded at cost. The fair market value of the investments may fluctuate depending on changes in interest rates. Fair market value at December 31, 2004 and 2003 was $294,950 and $0, respectively. At December 31, 2004, 2003 and 2002, the net unrealized gains were $1,974, $0 and $0, respectively. Cost at December 31, 2004 and 2003 was $292,976 and $0, respectively.

      Investments recorded in cash and cash equivalents were $497,946 and $0 for December 31, 2004 and 2003, respectively.

      These unrealized gains would be realized if the investments were sold before the maturity date. It is the policy of the Partnership to hold the investments to maturity, resulting in no realized gain or loss.

(5)   ACCRUED EXPENSES - AFFILIATES

      A summary of accrued expenses owed to affiliates at December 31, 2004 and 2003 is as follows:

                                              2004      2003
                                             -------   -------
          General Partner's fees             $20,000   $20,000
          Rent                                 3,750     3,750
          Fees to a former general partner     6,668     6,668
          Consulting fee                       3,561     3,657
                                             -------   -------
                                             $33,979   $34,075
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

                       REEVES TELECOM LIMITED PARTNERSHIP
                      BOILING SPRING LAKES, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

(6)   RELATED PARTY TRANSACTIONS

      The General Partner and its affiliates charged the Partnership for services and office space for the years ended December 31, 2004, 2003 and 2002 as follows:

                                               2004         2003       2002
                                             ---------   ---------   --------
          General Partner fees               $  80,000   $  80,000   $ 80,000
          Office space                          15,000      15,000     15,000
          Consulting fees                           95      13,587        337
          Reimbursement of travel expenses       2,752       1,398          -
          Interest at 10%                            -           -        594
                                             ---------   ---------   --------
                                             $  97,847   $ 109,985   $ 95,931
                                             =========   =========   ========

(7)   INCOME TAXES

      No provision has been made for federal income taxes since income or loss is includable in the partners' returns as they report to tax authorities in their respective capacities as partners. During 2004 and 2003, the Partnership expensed $23,025 and $5,500 of state income taxes paid. Management believes that the administrative cost of allocating such liability among the partners would be time consuming and complex. Management, therefore, elected to pay such taxes, and reduce each partner's pro rata share of income.

(8)   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                       REEVES TELECOM LIMITED PARTNERSHIP
                      BOILING SPRING LAKES, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

(8)   FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

            U.S. TREASURY SECURITIES

            The fair value of the U.S. Treasury securities has been estimated at the quoted market price. The fair value of the U.S. Treasury securities at December 31, 2004 and 2003 was estimated to be $294,950 and $0, respectively.

            NOTE RECEIVABLE

            The fair value of the note receivable has been estimated by discounting the future cash flows using the rate the Partnership would expect to receive on similar type instruments. The note was modified on June 17, 2003 and a current interest rate was negotiated. The fair value of the note receivable at December 31, 2004 and 2003 was estimated to be $142,457 and $146,265, respectively.

(9)   BUSINESS SEGMENT DATA

      The following disclosure is made in accordance with the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods. It also requires disclosure of certain information about the Partnership's products and services and the geographic areas in which the Partnership operates and its major customers. The adoption of this pronouncement has resulted in a revision of the Partnership's operating segments footnote disclosures, but did not have an impact on the financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP
                      BOILING SPRING LAKES, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

(9)   BUSINESS SEGMENT DATA - CONTINUED

      The Partnership operated two business segments until the sale of the golf club on March 9, 2001. The two segments disclosed below are property sales and the golf club operations. Revenues and direct costs are separately stated in the financial statements. Substantially all revenues during the years ended December 31, 2004, 2003 and 2002 for both segments have been generated in the State of North Carolina; the exception to the foregoing is $24,545 in revenue from property sales in 2003, generated in the State of South Carolina. As of December 31, 2004, all of the assets of the Partnership are located in the eastern portion of North Carolina. Operating income (loss), net income (loss), depreciation, identifiable assets and capital expenditures by business segment are summarized as follows:

                                             2004          2003          2002
                                          -----------   -----------   -----------
      Operating income (loss):
         Property and sale of golf club   $   667,797   $   593,795   $   (11,405)
         Golf club operations                       -             -             -
                                          -----------   -----------   -----------
                                              667,797       593,795       (11,405)
                                          ===========   ===========   ===========
      Net income (loss):
         Property and sale of golf club   $   669,064   $   595,170   $    (7,639)
         Golf club operations                       -             -             -
                                          -----------   -----------   -----------
                                              669,064       595,170        (7,639)
                                          ===========   ===========   ===========
      Depreciation:
         Property and sale of golf club   $     9,643   $     9,381   $     2,571
         Golf club operations                       -             -             -
                                          -----------   -----------   -----------
                                                9,643         9,381         2,571
                                          ===========   ===========   ===========
      Identifiable assets:
         Property and sale of golf club   $ 2,168,573   $ 1,459,316   $   780,822
         Golf club operations                       -             -       461,324
                                          -----------   -----------   -----------
                                            2,168,573     1,459,316     1,242,146
                                          ===========   ===========   ===========
      Capital expenditures:
         Property and sale of golf club   $    80,641   $    38,516   $    86,107
         Golf club operations                       -             -             -
                                          -----------   -----------   -----------
                                          $    80,641   $    38,516   $    86,107
                                          ===========   ===========   ===========

                       REEVES TELECOM LIMITED PARTNERSHIP
                      BOILING SPRING LAKES, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

(10)  DISPOSAL OF BUSINESS SEGMENT / NOTE RECEIVABLE

      The Partnership closed a sale agreement for Fox Squirrel Country Club on March 9, 2001. Under the agreement, the Partnership received $150,000 in cash and a note for $712,500. The note required monthly payments of $6,641 including interest at 9.75% per annum and maturing on March 9, 2004. The note is collateralized by a first mortgage on the golf club.

      Since the cash down payment represented less than 25% of the total consideration paid for the assets, the transaction was originally recorded on the Partnership's financial statements using the deposit method as defined in SFAS No. 66, "Accounting for Sales of Real Estate." The deposit method requires, among other things, that until the total cash received by the Partnership from the down payment and principal payments on the note receivable is at least 25% of the total consideration paid, then: (a) the sold assets remain on the Partnership's balance sheet as assets held for sale or disposal, (b) cash received from the buyer is shown as a deposit on contract, and (c) payments received from the buyer in respect to note receivable are treated as an increase in the deposit.

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

      The note receivable was modified effective June 17, 2003. This note requires monthly payments of $1,371 including interest at the greater of 8.75% or FNB Southeast's prime interest rate plus 2%. The note requires a balloon payment of $125,459 due July 15, 2008. The remaining balance on the note receivable as of December 31, 2004 was $142,457.

      Golf club revenues, prior to the sale, were $32,511 for 2001.

                       REEVES TELECOM LIMITED PARTNERSHIP
                      BOILING SPRING LAKES, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

(11)  COMMITMENTS AND CONTINGENT LIABILITIES

      CONTAMINATION FROM UNDERGROUND STORAGE TANK

      The Partnership sold Fox Squirrel Country Club on March 9, 2001, which contained contamination from an underground storage tank. The Partnership believes that all remediation work had been completed as of December 31, 2001 although the North Carolina Department of Environment and Natural Resources ("NCDENR") has required the Partnership to continue monitoring and testing the subsurface groundwater. In a letter dated May 4, 2004, NCDENR issued the final closing letter releasing the Partnership from future monitoring and testing.

      DAM REPAIRS

      The Partnership is responsible for the maintenance and repair of an earthen dam designed to retain water in one of the lakes. The dam was breeched approximately nine years ago and the Partnership has spent approximately $113,000 in repairs. The Partnership intends to deed the dam to the City of Boiling Spring Lakes but the city has required additional repairs before accepting ownership. The Partnership does not believe this additional cost will be material.

      COMMITMENT FOR MUNICIPAL WATER AND SEWER SERVICES

      The land owned by the Partnership lacks municipal water and sewer service. The City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development in 2004. A significant portion of the costs of water distribution and sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land. As of the date of this report, the Partnership is unable to determine the magnitude of these costs and, accordingly, has not accrued any provision in these financial statements.

      ENVIRONMENTAL MATTERS

      The Partnership is subject to various federal, state and local laws, ordinances and regulations regarding environmental matters. The Partnership may be required to investigate and clean up hazardous or toxic substances or petroleum product releases on land currently or formerly owned by it, and may be liable to a governmental entity or to third parties for property damage and the cost of investigation, removal and decontamination incurred by such parties. The penalty may be imposed whether or not the Partnership was aware, or responsible for, the hazardous or toxic substances, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of

                       REEVES TELECOM LIMITED PARTNERSHIP
                      BOILING SPRING LAKES, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

(11)  COMMITMENTS AND CONTINGENT LIABILITIES - CONTINUED

      ENVIRONMENTAL MATTERS - CONTINUED

      investigation, removal and decontamination of substances could be substantial. If such substances are found on the land currently owned by the Partnership, or there is a failure to properly remove or decontaminate the area, the property could be difficult to sell, rent or develop. Some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with such contamination. The Partnership may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. As of the date of this report, the Partnership is not aware of any environmental matters that would have a material affect on the financial statements and, accordingly, the Partnership has accrued no liabilities in these financial statements. However, it is at least reasonably possible that such matters may exist at the date of this report, and the effect on the Partnership and these financial statements could be substantial.

      ENDANGERED / PROTECTED SPECIES

      Portions of Boiling Spring Lakes and surrounding area are known as or believed to be the habitat of various species of flora and fauna, which have been identified, endangered or protected species. Development of the Partnership's land is subject to various laws and regulations intended to limit disturbance of endangered and protected species. The Partnership has not made any representations or warranties to buyers as to protected or endangered species. Nevertheless, it is reasonably possible that one or more such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the presence of protected or endangered species on or near the land, preventing such buyer from utilizing the land in the matter intended. If any litigation is instituted seeking compensation or rescission due to endangered and protected species, the Partnership believes that it would prevail on the merits. As of the date of this report, there is no pending litigation, and the Partnership is not aware of any potential claims or actions relating to these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

      WATER LEVEL OF LAKES

      The Partnership believes that the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership. The Partnership's ability to sell land at its asking prices would be adversely affected to the extent that the water level in the lakes is substantially below normal for any length of time. Due to protracted drought or near-drought conditions for several years up to late 2002, nearly all the lakes within the City of Boiling

                       REEVES TELECOM LIMITED PARTNERSHIP
                      BOILING SPRING LAKES, NORTH CAROLINA
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

(11)  COMMITMENTS AND CONTINGENT LIABILITIES - CONTINUED

      WATER LEVEL OF LAKES - CONTINUED

      Spring Lakes had a water level that was substantially below normal. These conditions resulted in a lowering of the water table, and sinkholes developed in the bed of Boiling Spring Lake, the largest lake in the community. Remedial measures taken by the city combined with heavy precipitation during the fourth quarter of 2002 solved the problem and filled the lakes to approximately normal levels. The Partnership has not made any representations or warranties to buyers of land as to the water level in the lakes. Nevertheless, it is reasonably possible that one or more of such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the water level of the lakes being substantially below normal, whether due to damage to the dam, protracted drought conditions, or otherwise. If any litigation is instituted seeking compensation or rescission, the Partnership believes that it would prevail on the merits, but the cost of defending such litigation may by substantial. As of the date of this report, there is no pending litigation, and the Partnership is not aware of any potential claims or actions in these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

      BUILDING AND MAINTAINING ROADS

      The Partnership is responsible for maintaining certain roads, most of which are unpaved, and certain road rights-of-way within the City of Boiling Spring Lakes. The Partnership may complete some or all of the roads, but there is no contractual obligation to do so. The Partnership has not set aside any money or entered into any bond, escrow, or trust agreement to assure completion of the roads. It may difficult or impossible for the Partnership to sell lots located on uncompleted roads. The City of Boiling Springs Lakes will not assume any road that is not paved with asphalt, and the City need not assume any paved road. Accordingly, unless and until the Partnership completes a road and has it paved with asphalt, and the road has been assumed by the City, the Partnership will be responsible for maintaining such road and the right-of-way. Since 2001, the Partnership has spent a total of approximately $66,000 for rocking and paving roads. The failure by the Partnership to provide proper maintenance of the roads and rights-of-way which have not been assumed by the City may subject the Partnership to substantially greater risk of litigation from persons adversely affected by such failure. If such litigation were to be initiated, management believes that the Partnership would prevail but that the cost of defending the case could be material, and should the Partnership not prevail, the cost of building any such road could be material.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        ON FINANCIAL STATEMENT SCHEDULES

To the Partners
Reeves Telecom Limited Partnership
Boiling Spring Lakes, North Carolina

Our audit of the financial statements of Reeves Telecom Limited Partnership as of December 31, 2004 and 2003 and for the years then ended as referred to in our report dated February 8, 2005, and appearing on page F-1 of this Form 10-K, also included an audit of the financial statement schedules listed in Item 15 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements referred to above.

The information contained in financial statement schedules for 2002 were audited by other auditors whose report on those financial statement schedules was dated February 20, 2003 and expressed an unqualified opinion that the financial statement schedules were presented fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ Lynch & Howard, P.A.
Raleigh, North Carolina

February 8, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                       ON
                          FINANCIAL STATEMENT SCHEDULES

To the Partners of
Reeves Telecom Limited Partnership:

Our audit of the financial statements referred to in our report dated February 20, 2003 appearing in the 2004 Annual Report on Form 10-K of Reeves Telecom Limited Partnership also included an audit of financial statement schedules listed in Item 15 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
February 20, 2003

                       REEVES TELECOM LIMITED PARTNERSHIP

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                                 Additions
                                   Balance at   Charged to                 Changes     Balance
                                    Beginning    Costs and                   Add       at End
                                    of Period    Expenses    Deductions    (Deduct)   of Period
                                   ----------   ----------   ----------    -------    ---------
For year ended December 31, 2004   $  560,404   $        -   $  (12,164)   $     -    $ 548,240
      RE valuation allowance

For year ended December 31, 2003
      RE valuation allowance          596,027            -      (35,623)         -      560,404

For year ended December 31, 2002
      RE valuation allowance          600,170            -       (4,143)         -      596,027

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                                                         Life Upon
                                                                                                                           Which
                                                                Cost        Gross                                       Depreciation
                                                             Capitalized   Amount                                         in Latest
                                               Initial Cost   Subsequent Carried at                  Net                   Income
                                                   to            to        End of   Accumulated     Book      Date of     Statement
         Description             Encumbrances  Partnership   Acquisition   Period   Depreciation    Value   Acquisition  is Computed
-------------------------------  ------------  ------------  ----------- ---------- ------------  --------- ----------- ------------
Boiling Spring Lakes, NC:
   Building lots and land        $          -  $    654,931  $   101,052 $  755,983 $          -  $ 755,983    May 1980      N/A
   Improved lot held for resale             -       130,047       28,213    158,260       15,826    142,434  April 1999      N/A
                                 ------------  ------------  ----------- ---------- ------------  ---------
                                 $          -  $    784,978  $   129,265 $  914,243 $     15,826  $ 898,417                  N/A

Pimlico Plantation, SC:
   Building lots and land                   -             -            -         -             -          -
                                 ------------  ------------  ----------- ---------- ------------  ---------

Total at December 31, 2004       $          -  $    784,978  $   129,265 $  914,243 $     15,826  $ 898,417
                                 ============  ============  =========== ========== ============  =========

NOTES:

(1)   All building lots and land held for sale are unimproved.

(2) The amounts shown for building lots, land and improved lot held for resale in Boiling Spring Lakes do not reflect valuation allowance of $548,240 at December 31, 2004. See Schedule II, "Valuation and Qualifying Accounts." The valuation allowance, established in previous years to reduce the carrying value of the Partnership's land in Boiling Spring Lakes to approximate market value, is reviewed from time to time to determine its adequacy and is reduced as land is sold.

                       REEVES TELECOM LIMITED PARTNERSHIP

                   RECONCILIATION OF GROSS AND NET BOOK VALUE

                                              Gross                                   Net
                                               Book              Accumulated         Book
                                              Value             Depreciation         Value
                                       -----------------     ---------------     ------------
YEAR ENDED DECEMBER 31, 2004:
     Balance at beginning of period    $         888,247     $             -     $     888,247
     Additions during period:
         Acquisitions                                  -                   -                 -
         Improvements                             69,887                   -            69,887
     Deductions during period:
         Cost of real estate sold                (51,804)             (7,913)          (59,717)
                                       -----------------     ---------------     -------------
     Balance at end of period          $         906,330     $        (7,913)    $     898,417
                                       =================     ===============     =============

YEAR ENDED DECEMBER 31, 2003:
     Balance at beginning of period    $         950,039     $             -     $     950,039
     Additions during period:
         Acquisitions                                  -                   -                 -
         Improvements                                  -                   -                 -
     Deductions during period:
         Cost of real estate sold                (53,879)             (7,913)          (61,792)
                                       -----------------     ---------------     -------------
     Balance at end of period          $         896,160     $        (7,913)    $     888,247
                                       =================     ===============     =============

YEAR ENDED DECEMBER 31, 2002:
     Balance at beginning of period    $         946,181     $             -     $     946,181
     Additions during period:
         Acquisitions                                  -                   -                 -
         Improvements                             16,641                   -            16,641
     Deductions during period:
         Cost of real estate sold                (12,783)                  -           (12,783)
                                       -----------------     ---------------     -------------
     Balance at end of period          $         950,039     $             -     $     950,039
                                       =================     ===============     =============

NOTE:

(1)   Cost of real estate sold does not reflect valuation allowances. See
      Schedule II, "Valuation and Qualifying Accounts."