Form 10-Q
period 2005-03-31
REEVES TELECOM LTD PARTNERSHIP
filed 2005-05-13
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-9305

REEVES TELECOM LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

South Carolina	57-0700063
(State or other jurisdiction of	IRS Employer
incorporation or organization)	Identification Number

c/o Grace Property Management, Inc.
55 Brookville Road
Glen Head, New York 11545

(Address of principal executive offices and zip code)

(516) 686-2201

(Registrant’s telephone number, including area code)

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

On May 10, 2005, the registrant had outstanding 1,811,562 partnership units.

REEVES TELECOM LIMITED PARTNERSHIP

FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Assets

Cash and cash equivalents	$1,672,812	$1,210,038
Treasury securities	296,034	294,950
Properties held for sale and property and equipment:
Properties held for sale	338,132	350,177
Property and equipment, net	170,748	170,951
Total properties held for sale and property and equipment, net	508,880	521,128
Long term notes receivable	141,452	142,457
Total Assets	$2,619,178	$2,168,573

Liabilities and Partners' Capital

Accounts payable and accrued expenses	$36,280	$155,398
Accrued expenses, affiliates	52,229	33,979
Total Liabilities	88,509	189,377

Commitments and contingencies

Partners' capital	2,530,669	1,979,196
Total Liabilities and Partners' Capital	$2,619,178	$2,168,573

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	2005	2004
Operating revenues:
Property sales	$648,226	$114,443
Rental income	383	2,257
Interest income	9,259	3,664
Other income	1,558	—
	659,426	120,364

Operating costs and expenses:
Direct costs of property sold	10,420	3,324
Selling, general and administrative expenses	95,127	87,663
Depreciation	2,406	2,419
	107,953	93,406

Net income	551,473	26,958
Partners' capital at beginning of period	1,979,196	1,310,132
Partners' capital at end of period	$2,530,669	$1,337,090
Income per partnership unit	$0.30	$0.01

Weighted average partnership units issued and outstanding	1,812,062	1,812,062

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$551,473	$26,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,406	2,419
Accretion of interest	(1,084)	—
Change in assets and liabilities:
Prepaid and other current assets	—	757
Note receivable	1,005	921
Property held for sale, net	10,421	(47,676)
Accounts payable and accrued expenses	(119,118)	(75,294)
Net cash provided by operating activities	445,103	(91,915)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in sales property & equipment, net	(579)	(3,254)
Net cash used in investing activities	(579)	(3,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in accrued expenses, affiliates	18,250	—
Net cash provided by financing activities	18,250	—
NET INCREASE (DECREASE) IN CASH	462,774	(95,169)

CASH BALANCE - BEGINNING	1,210,038	822,517
CASH BALANCE - ENDING	$1,672,812	$727,348

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

On May 17, 1979 the stockholders of Reeves Telecom Corporation (the “Corporation”) approved a plan of liquidation (the “Plan”) for the Corporation and its subsidiaries. The Plan, which was determined by the Internal Revenue Service to qualify as a Section 337 liquidation, authorized the Corporation’s Board of Directors to sell the Corporation’s assets and distribute any remaining unsold assets to its stockholders and/or a liquidation trust. On May 8, 1980, stockholders at a special meeting approved an amendment to the Plan whereby assets not sold within one year of the date the Plan was approved could be transferred, at the discretion of the Board of Directors, from the Corporation to a South Carolina limited partnership which would undertake to sell the remaining assets on behalf of the stockholders. On May 15, 1980 the Corporation was liquidated and all of its unsold assets and liabilities were transferred to Reeves Telecom Associates, a South Carolina limited partnership (the “Partnership”). Stockholders of the Corporation received one Partnership unit in exchange for each share of common stock. The units are registered under the Securities Exchange Act of 1934 but are not listed on any national securities exchange. In January 1987, pursuant to a change in South Carolina law, the Partnership’s legal name was changed from Reeves Telecom Associates to Reeves Telecom Limited Partnership. From the sale of the remaining assets, the Partnership may acquire additional properties or make distributions to the partners. The Partnership currently has no intent to acquire additional properties but is not precluded from doing so.

Pursuant to the Plan, the Corporation sold all of its broadcasting assets and substantially all of the land held for development and sale at one of its two land development locations and distributed to its stockholders cash of $.90 per share on February 29, 1980 and $2.30 per share on May 14, 1980.

The remaining assets of the Partnership are primarily land held for sale, note receivable, U.S. Treasury securities, and cash. The cash was generated primarily from real estate sales including the sale of the golf club described in Note 2, below. During the first quarter of 2001, the Partnership sold the golf club.

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

The Partnership’s Managing General Partner is Grace Property Management, Inc.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership’s results of operations and financial condition have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 31, 2005.

The accompanying unaudited condensed financial statements have been prepared using the accrual basis of accounting. The Partnership’s assets have been written down, from time to time, to reflect their fair values based upon appraisals.

PROPERTY SALES

Property sales represent primarily individual building lots and other undeveloped land sold for cash and the gross sales price of residential houses built or acquired by the Partnership for resale. The revenue from these sales are recognized at the closing date unless a deferral is required pursuant to Statement of Financial Standards No. 66, “Accounting for Sales of Real Estate.” Land cost included in direct costs of property sold represents the proportionate amount of the total initial project costs, after recorded valuation allowances, based on the sales value of the lot to the total estimated project sales value plus the value per lot of any capital improvements made subsequent to the initial project costs.

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

The Partnership assesses the realizability of the carrying value of its properties held for sale and related buildings and equipment whenever events or changes in circumstance indicate that impairment may have occurred in accordance with the provisions of Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

SIGNIFICANT CONCENTRATIONS OF RISK

The Partnership maintains cash deposits in banks in excess of the federally insured amounts.

CASH AND EQUIVALENTS

For purposes of the Statements of Cash Flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions, money market accounts, and U.S. Treasury securities with maturities of 91 days or less at the date of purchase. Cash equivalents are stated at cost, which approximates market value.

IMPAIRMENT OF LONG-LIVED ASSETS

The Partnership’s long-lived assets, primarily real estate held for sale, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. The Partnership obtains appraisals periodically (typically, every two years) for the Boiling Spring Lakes property and evaluates the carrying value of the property based on those appraisals. The Partnership does not expect to reduce the carrying value of the properties in the near future.

The Partnership applies a valuation allowance to land if such land is unsuitable for the installation of an individual septic system as determined by testing conducted by the local health department or, in the absence of such testing, as determined by the Partnership based upon topography. Land that the Partnership believes to be

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

suitable for the installation of an individual septic system based upon topography may, by subsequent testing, be determined to be unsuitable. More typically, land that the Partnership believes to be unsuitable for septic based upon topography may, by subsequent testing, be determined to be suitable. The valuation allowance is allocated among the land held for sale only following each periodic appraisal, while the determination of a particular lot or parcel of land as being suitable or unsuitable for septic may be made at any time prior to the sale of such land. Since the direct cost of land sold is net of the applicable valuation allowance, the direct cost of a lot or parcel of land that the Partnership believes to be suitable for septic that, on the basis of testing, is subsequently determined to be unsuitable may, therefore, exceed the sales price of such land, in which case the Partnership would realize a loss on the sale of such land. To the best of Management’s knowledge, the Partnership has never realized such a loss, and if such a loss or losses were to occur, Management believes that the aggregate amount of such losses would not materially affect the Partnership’s financial condition or results from operations.

NOTE 3.     SALE OF FOX SQUIRREL COUNTRY CLUB/THE
LAKES COUNTRY CLUB AND DISPOSAL OF BUSINESS SEGMENT

During the first quarter of 2001, the Partnership completed the sale of the assets of Fox Squirrel/The Lakes for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable having an initial principal amount of $712,500. Since the cash down payment of $150,000 received by the Partnership represented less than 25% of the total consideration paid for the assets, the transaction was recorded on the Partnership's financial statements using the deposit method as defined in Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate" (“SFAS 66"). The deposit method requires, among other things, that until the total cash received by the Partnership from the down payment and subsequent principal payments on the note receivable is at least 25% of the total consideration paid: (a) the sold assets remain on the Partnership's balance sheet as assets held for sale or disposal, (b) cash received from the buyer at closing be shown as a deposit on contract, and (c) payments received from the buyer in respect of the note receivable subsequent to closing be treated as an increase in the deposit. From March 31, 2001 through March 31, 2003, the Partnership recorded the transaction using the deposit method. At March 31, 2003, the assets held by the Partnership covered by the sale agreement were held at a net book value of approximately $442,587. During the second quarter of 2003, the Partnership received an early repayment of principal on the note of $534,748. Since as of the date of such early repayment the

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Partnership has received in excess of 25% of the total consideration paid for the assets, the transaction has been recorded as a sale of assets on the Partnership’s financial statements for the period ended June 30, 2003. The operations of Fox Squirrel/The Lakes prior to the sale are recorded as discontinued operations. During the second quarter of 2003, the Partnership recognized a gain on the sale totaling $341,221.

NOTE 4.    RECLASSIFICATION

Certain reclassifications have been made in the prior periods to conform to the current year presentation. These reclassifications have no effect on net income or partners’ capital of the prior periods.

NOTE 5.    COMMITMENTS AND CONTINGENT LIABILITIES

CONTAMINATION FROM UNDERGROUND STORAGE TANK

On March 9, 2001, the Partnership sold Fox Squirrel Country Club, which contained contamination from an underground storage tank. The Partnership believes that all remediation work was completed as of December 31, 2001, although thereafter the North Carolina Department of Environment and Natural Resources (“NCDENR”) required the Partnership to continue monitoring and testing the subsurface groundwater periodically, and to submit the results of such tests to NCDENR for review. In a “no further action” letter to the Partnership dated May 4, 2004, NCDENR stated that its review of a site closure report showed that soil contamination does not exceed the residential maximum soil contaminant concentrations under state law, and that contaminated groundwater has been cleaned up to the level of the standards under state law, and, accordingly, NCDENR believes that no further action is warranted for the incident. The “no further action” letter further states that NCDENR’s determination applies unless NCDENR later determines that the release that resulted in the remediation work poses an unacceptable or a potentially unacceptable risk to human health or the environment. The well that was established for monitoring and testing subsurface groundwater has been closed, and Management believes that the Partnership will not incur any further monitoring or testing costs, or other material or potentially material expenditures relating to the contamination.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

DAM REPAIRS

The Partnership is responsible for the maintenance and repair of an earthen dam designed to retain water in one of the lakes. The dam was breeched approximately nine years ago and the Partnership has spent over $113,000 in repairs. During 2003 and 2004, the Partnership and the City of Boiling Spring Lakes were in discussions for the city to take title to the dam. A recent change in the city administration, however, requires that the new city manager review the matter before any transfer of title occurs. As a result, the Partnership believes that the transfer of title to the dam will still take place but that it might not occur during 2005.

COMMITMENT FOR MUNICIPAL WATER AND SEWER SERVICES

The land owned by the Partnership lacks municipal water and sewer service. In 2004, the City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development, and initial residential hook-ups are expected to begin during the second quarter of 2005. In connection with the first phase of the municipal water system, in February 2004 the Partnership paid its full assessment of $51,000, which amount was treated for accounting purposes as an increase in the cost basis of the land owned by the Partnership in those certain portions of the development. A significant portion of the costs of subsequent phases of municipal water distribution as well as sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land. As of the date of this report, the Partnership is unable to determine the magnitude of these costs and accordingly has not accrued any provision in these financial statements. Management expects, however, that, if applied to the Partnership’s current land holdings, these costs would be substantial.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

ENDANGERED / PROTECTED SPECIES

Portions of Boiling Spring Lakes and the surrounding area are known or believed to be the habitat of various species of flora and fauna which have been identified as endangered or protected species. Development of the Partnership’s land is subject to various laws and regulations intended to limit disturbance of endangered and protected species. The Partnership has not made any representations or warranties to buyers of land as to protected or endangered species. Nevertheless, it is reasonably possible that one or more such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the presence of protected or endangered species on or near the land, allegedly preventing such buyer from utilizing the land in the matter intended. If any litigation is instituted seeking compensation or rescission due to endangered and protected species, the Partnership believes that it would prevail on the merits but the cost of defending such litigation may be substantial. As of the date of this report, there is no pending litigation and the Partnership is not aware of any potential claims or actions relating to these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
WATER LEVEL OF LAKES

The Partnership believes that the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership. The Partnership’s ability to sell land at its asking prices would be adversely affected to the extent that the water level in the lakes is substantially below normal for any length of time. Due to protracted drought or near-drought conditions for several years up to late 2002, nearly all the lakes within the City of Boiling Spring Lakes had a water level that was substantially below normal. These conditions resulted in a lowering of the water table, and sinkholes developed in the bed of Boiling Spring Lake, the largest lake in the community. Remedial measures taken by the city combined with heavy precipitation during the fourth quarter of 2002 solved the current problem and filled the lakes to approximately normal levels. The Partnership has not made any representations or warranties to buyers of land as to the water level in the lakes. Nevertheless, it is reasonably possible that one or more of such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the water level of the lakes being substantially below normal, whether due to damage to a dam, protracted drought conditions, or otherwise. If any litigation is instituted seeking compensation or rescission, the Partnership believes that it would prevail on the merits but the cost of defending such litigation may by substantial. As of the date of this report, there is no pending litigation and the Partnership is not aware of any potential claims or actions in these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

REEVES TELECOM LIMITED PARTNERSHIP

MARCH 31, 2005
(Unaudited)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable securities laws. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, achievements, or events, and may contain forward-looking words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “strategies,” “will be,” “will continue,” “will likely result,” and similar terms that convey uncertainty of future events or outcomes. These statements represent the Partnership’s (including the General Partner’s) beliefs, expectations, intentions, and plans, and, as such, are not guarantees of future outcomes or future performance, and are subject to risks and uncertainties that are beyond the Partnership’s control and could cause the Partnership’s actual results to differ materially from those reflected in the forward-looking statements.

Readers are cautioned not to place undue reliance upon these forward-looking statements, which reflect Management’s analysis only as to the date hereof. Readers should carefully review the risk factors described in Item 1, “Description of Business - Risk Factors” within the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 31, 2005, the footnotes to the financial statements contained in this quarterly report, and other documents the Partnership has filed and from time to time will file with the Securities and Exchange Commission which could cause the Partnership’s actual results to differ materially from those in these forward-looking statements. The Partnership undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

SALE OF FOX SQUIRREL COUNTRY CLUB / THE LAKES COUNTRY CLUB

During the first quarter of 2001, the Partnership completed the sale of the assets of Fox Squirrel/The Lakes for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable having an initial principal amount of $712,500. Originally, the note bore interest at an annual rate of 9.5%, had a maturity date of March 9, 2004, was collateralized by all of the assets sold to the buyer, and

REEVES TELECOM LIMITED PARTNERSHIP

MARCH 31, 2005
(Unaudited)

provided for payments of principal and interest as follows: (i) monthly payments of $6,641 from April 9, 2001 up to and including February 9, 2004, and (ii) a final payment of $677,642 on March 9, 2004. During the second quarter of 2003, in connection with the buyer’s obtaining financing from a local financial institution (the “Bank”), the terms of the note were modified to provide for an annual interest rate equal to the higher of (i) 8.75% and (ii) 2% over the Bank’s prime rate, and the maturity date was extended to July 15, 2008. Assuming that the Bank’s prime rate does not exceed 6.75% (meaning that the interest rate on the note remains constant at 8.75%), the note as modified provides for payments of principal and interest as follows: (i) $779 of interest only on July 9, 2003, (ii) monthly payments of $1,371 from August 9, 2003 up to and including July 9, 2008, and (iii) a final payment of $125,459 on July 15, 2008. In addition to the foregoing modifications to the note, the Partnership subordinated its lien priority on the assets sold to the buyer to that of the Bank. In consideration of the foregoing, during the second quarter of 2003, the Partnership received from the buyer an early repayment of principal of $534,748, reducing the unpaid principal amount outstanding under the note to $147,757 as of the date of such repayment.

Since the cash down payment of $150,000 received by the Partnership during the first quarter of 2001 represented less than 25% of the total consideration paid for the assets, the transaction was recorded on the Partnership's financial statements using the deposit method as defined in SFAS 66. From March 31, 2001 through March 31, 2003, the Partnership recorded the transaction using the deposit method. At March 31, 2003, the assets held by the Partnership covered by the agreement were held at a net book value of approximately $442,587. Since, as of the date of the early repayment of principal to the Partnership of $534,748, the Partnership has received in excess of 25% of the total consideration paid for the assets, the transaction has been recorded as a sale of assets on the Partnership’s financial statements for the period ended June 30, 2003. The operations of Fox Squirrel/The Lakes prior to the sale are recorded as discontinued operations. During the second quarter of 2003, the Partnership recognized a gain on the sale totaling $341,221.

In connection with the modification of the note’s terms as described above, the Partnership and the buyer agreed to a modification of the indemnification agreement relating to certain environmental contamination from an underground storage tank formerly located on the grounds of Fox Squirrel/The Lakes. The indemnification agreement originally provided that the buyer may extend the maturity of the note beyond March 9, 2004 if by that date the Partnership had

REEVES TELECOM LIMITED PARTNERSHIP

MARCH 31, 2005
(Unaudited)

not completed remediation of such environmental contamination. The duration of such extension was limited to 20 years. The agreement as modified provides that the Partnership’s indemnification extends to not later than June 17, 2005, even if the North Carolina Department of Environment and Natural Resources (“NCDENR”) has not furnished a closure letter formally stating that no further testing of ground water or remediation is required. NCDENR issued a “no further action” letter dated May 4, 2004, and, as a result, the Partnership’s indemnification pursuant to the agreement as modified has ended.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

-  REVENUE

-  PROPERTY SALES

Revenue from property sales, and the amount and type of property sold for the three months ended March 31, 2005 and March 31, 2004 are set forth in the table below.

	Three Months Ended March 31,
	2005	2004
PROPERTY SOLD
Individual undeveloped lots	18	12
Other land (acres)	50	—

REVENUE
Individual undeveloped lots	$351,752	$114,443
Other land	296,474	—
Total Revenue	$648,226	$114,443

During the three months ended March 31, 2005, the Partnership sold 6 more individual undeveloped lots than were sold during the same period of 2004, for an increase of 50%. Management attributes the increase, in part, to a backlog of real estate transactions that was carried over from the fourth quarter of 2004, and, in part, to periods of unseasonably warm weather during the first three months of 2005 in the coastal region of North Carolina, which brought potential buyers from up north in greater numbers than in the same period of 2004. Revenue from

REEVES TELECOM LIMITED PARTNERSHIP

MARCH 31, 2005
(Unaudited)

the sale of individual undeveloped lots increased 207% due principally to the increase in the number of lots sold and an increase in the average sales price per lot. The average sales price per lot increased 105%, to $19,542 for the first quarter of 2005 compared to $9,537 for the same period of 2004. The average sales price per lot reflects the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots which are not suitable for on-site septic systems.

During the first quarter of 2005, the Partnership sold five ten-acre tracts, whereas the Partnership sold none in the same period of 2004. The Partnership experiences great volatility in sales of such tracts from year to year as to revenue and total acreage sold, and often the Partnership records no sales of such tracts in a fiscal year.

- RENTAL INCOME

Rental income for the three months ended March 31, 2005 declined 83% from the same period of 2004, reflecting the end of the lease for the home owned by the Partnership. The Partnership is currently seeking to sell the home or lease it to another party.

- INTEREST INCOME

Interest income increased 153%. Management attributes the increase substantially to higher average cash balances in the Partnership’s interest-bearing bank account during the first quarter of 2005 than in the first quarter of 2004, and to interest income earned on Treasury Bills and other Treasury securities during the first quarter of 2005, whereas no such income was earned in the same period of 2004.

- DIRECT COSTS OF PROPERTY SOLD

Direct costs of property sold for the three months ended March 31, 2005 were $10,420, compared to $3,324 for the same period of 2004. Management attributes the increase in costs principally to the greater amount of land sold during the first quarter of 2005 than in the same period of 2004.

REEVES TELECOM LIMITED PARTNERSHIP

MARCH 31, 2005
(Unaudited)

- SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $95,127 for the three months ended March 31, 2005, compared to $87,663 for the same period of 2004, for a net increase of 9%. The significant changes among the principal components of selling, general and administrative expenses are as follows:

- REAL ESTATE TAXES

Real estate taxes were $14,986 for the first quarter of 2005, compared to $21,579 for the same period of 2004. The decrease of approximately 31% is due, in part, to the sale of land by the Partnership during 2004, and, in part, by the recent decision by Brunswick County to drop invoicing of property taxes on lots where the amount of taxes due is de minimus, which decision affected approximately 300 of the Partnership’s individual undeveloped lots.

-GENERAL PARTNER FEES

Annual fees charged by the General Partner, which were $80,000 for each of 2002, 2003, and 2004, were raised to $150,000 effective January 1, 2005. The approximate 88% increase reflects, in part, increased costs borne by the General Partner in respect of the Partnership since 2001, and, in part, the substantial increase in time devoted by the General Partners’s president to oversight of the Partnership following the enactment of the Sarbanes-Oxley Act of 2002.

LIQUIDITY AND CAPITAL RESOURCES

- GENERAL

At March 31, 2005, the Partnership had $1,672,812 in cash and cash equivalents, and $296,034 in Treasury securities having a maturity of less than two years. There was no long-term debt.

Until an estimate can be made with some degree of certainty as to the costs the Partnership will have to bear for the future installation of water distribution and sewer lines, Management expects to continue investing some portion of the Partnership’s cash balances in Treasury securities having a maturity of less than two years to provide the Partnership with some liquidity to meet the assessments for such costs.

REEVES TELECOM LIMITED PARTNERSHIP

MARCH 31, 2005
(Unaudited)

- CASH FLOWS FROM OPERATING ACTIVITIES

Operating activities provided $445,103 of net cash during the first three months of 2005, compared to $91,915 of net cash used in operating activities during the same period of 2004. The change is primarily attributable to the increase in revenue from property sales for the first three months of 2005 over the same period of 2004.

- CASH FLOWS FROM INVESTING ACTIVITIES

Investing activities used net cash of $579 during the first three months of 2005, compared to $3,254 of net cash used during the same period of 2004. The change is primarily attributable to the amount spent on repairs made to a dam during the first three months of 2004, while no such repairs were made during the same period of 2005.

- CASH FLOWS FROM FINANCING ACTIVITIES

Financing activities provided $18,250 of net cash during the first three months of 2005, compared to no cash used in financing activities during the same period of 2004. The change is primarily attributable to the increase in the general partner’s fees beginning January 1, 2005 and the accrual of such higher amount for the first quarter of 2005.

- LONG-TERM DEBT

The Partnership had no long-term debt outstanding during 2005 or 2004.

- NO DISTRIBUTIONS TO PARTNERS PLANNED; FUTURE INVESTMENTS

A significant portion of the costs of subsequent phases of municipal water distribution as well as sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land. As of the date of this report, the Partnership is unable to determine the magnitude of these costs and accordingly has not accrued any provision in these financial statements. Management expects, however, that, if applied to the Partnership’s current land holdings, these costs would be

REEVES TELECOM LIMITED PARTNERSHIP
MARCH 31, 2005
(Unaudited)

substantial. Moreover, it is the Partnership's experience that revenues are highly variable and may not be sufficient in future years to cover expenses and necessary capital expenditures, and that a bulk sale of assets for cash is extremely difficult to achieve. Absent a bulk sale, Management believes that the best use of the current cash balance and cash surpluses, if any, generated in future years is to preserve or improve the overall value of the Partnership's assets by: (a) undertaking certain infrastructure and other improvements in the development; (b) making certain other real estate-related investments in or near Boiling Spring Lakes; and (c) pursuing limited scale home construction on lots owned by the Partnership as market conditions may allow. Management believes that this plan will, in future years, result in, among other things, an increase in the number of lots sold and a higher average sales price per lot than would otherwise be the case. There can be no assurance, however, that sufficient cash will be generated from operations to successfully implement Management's plan or that such plan will ultimately prove successful.

Consistent with the above described plan and in view of the costs associated with a distribution to all partners, Management believes it would be highly imprudent to make a distribution to partners prior to the sale of all or substantially all of the Partnership's assets, or such time as: (a) the Partnership knows with reasonable certainty the amount and timing of any assessments relating to installation of water and sewer lines affecting the Partnership’s properties, and (b) the Partnership’s business has been established to operate at a level sufficient to consistently generate revenues in excess of expenses and capital expenditures. However, from time to time, in accordance with applicable securities laws, the Partnership may utilize excess cash by repurchasing partnership units, although there are currently no plans to do so. Since the amount of excess cash available for such purpose cannot be estimated at this time due to the highly variable nature of the Partnership's cash flow, there can be no assurance as to the number of partnership units which will actually be repurchased, if any such repurchases will, in fact, occur, or the prices at which such repurchases, if any, will be made.

Throughout the balance of 2005, the Partnership may make one or more real estate-related investments in and around Boiling Spring Lakes with a view towards enhancing the value of the Partnership’s assets. The Partnership may utilize its own cash balances as well as seek to borrow from local financial institutions or others to fund such investment(s). Management expects that any effort to obtain financing will be successful but there can be no assurances that the Partnership will be able to obtain borrowed funds on acceptable terms or at all. Management will evaluate and determine on a

REEVES TELECOM LIMITED PARTNERSHIP

MARCH 31, 2005
(Unaudited)

continuing basis, depending upon market conditions and other factors the General Partner deems relevant, the most efficient and practical use of the Partnership’s cash.

OFF BALANCE SHEET ARRANGEMENTS

The Partnership does not utilize off balance sheet arrangements, and there were none during the first three months of 2005 or 2004.

IMPACT OF INFLATION

Real estate market conditions during 2004 and the first quarter of 2005 have permitted the Partnership to twice raise the asking price of its land, most recently in January 2005 by approximately fifteen percent (15%) more or less across the board. To the extent that sales prices reflect in part such increased asking prices, inflation may be deemed to have had a positive impact on the Partnership’s operations during the first three months of 2005 and 2004. Otherwise, inflation has had only a minor impact on the Partnership’s operations during the first three months of 2005 and 2004.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership’s principal market risk exposure is to changes in interest rates, which are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond the control of the Partnership. Changes in the general level of interest rates can affect the Partnership’s revenue from property sales, since the market for real estate in general varies to a large degree upon the level and stability of interest rates. Generally, when interest rates are high or are increasing, the market for real estate declines, and when interest rates are low or are stable, the market for real estate increases. The Partnership does not enter into derivative contracts for its own account to hedge against the risk of changes in interest rates.

The Partnership’s interest-bearing assets at March 31, 2005 are as follows:

-   Cash, substantially all of which is deposited at a local financial institution. The interest rate earned on the cash balance is variable. During the first quarter of 2005, cash balances averaged $943,843.

REEVES TELECOM LIMITED PARTNERSHIP

MARCH 31, 2005
(Unaudited)

-   Treasury securities. The Partnership invests in 91-day Treasury bills and zero coupon instruments available through the U.S. Treasury’s STRIPS program having a maturity of less than two years, all of which are intended to be held to maturity. The interest rates earned on Treasury Bills and Treasury STRIPS are set at the time of purchase. The interest rate earned on a bill or STRIP that matures may be different from that of a new bill or STRIP in which the proceeds are reinvested. During the first quarter of 2005, average invested balances were $497,582 for Treasury Bills and $292,976 for Treasury STRIPS.

-   The note receivable from the buyer of the assets of Fox Squirrel/The Lakes. The annual interest rate on the note is equal to the higher of (i) 8.75% and (ii) 2% over the Bank’s prime rate. During the first quarter of 2005, the interest rate has not exceeded 8.75%.

Had the average level of interest rates during the first three months of 2005 been higher or lower by 100 basis points or one percent (1%), the Partnership would have earned approximately $3,384 more or less, in interest income based upon average quarterly balances.

As of March 31, 2005, Treasury Bills are included on the Partnership’s balance sheet as a cash equivalent, and are stated at their cost, which approximates market.

As of March 31, 2005, Treasury STRIPS are stated on the Partnership’s balance sheet at their cost, which approximates market. Accreted interest is treated as interest income.

As of March 31, 2005, the note receivable from the buyer of the assets of Fox Squirrel/The Lakes was stated on the Partnership’s balance sheet at $141,452, the principal amount of the note receivable, which approximates its market value. The interest rate on the note receivable cannot decline below 8.75% and will increase to 2% above the borrower’s principal bank’s prime rate if the such bank’s prime rate were to exceed 6.75%. This note receivable, like all variable rate instruments, is largely insulated from interest rate risk, and will not decline in value if market interest rates increase; however, should interest rates decline from what are already historically low rates, the market value of the note receivable will likely increase. A hypothetical 100 basis point (1%) increase or decrease in market interest rates from levels at

REEVES TELECOM LIMITED PARTNERSHIP

MARCH 31, 2005
(Unaudited)

March 31, 2005 would not cause the fair value of the note receivable to change by a material amount.

ITEM 4.    CONTROLS AND PROCEDURES

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Partnership's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Partnership’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures related to the control may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Since the Registrant is a limited partnership, it has no officers or directors. Mr. Davis P. Stowell, President of the General Partner, carries out the functions of the principal executive officer and the principal financial officer of the Partnership. Mr. Stowell has, as of the end of the period covered by this quarterly report on Form 10-Q, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and has determined that such disclosure controls and procedures are effective at the

REEVES TELECOM LIMITED PARTNERSHIP

MARCH 31, 2005
(Unaudited)

reasonable assurance level. There have been no changes during the first fiscal quarter of 2005 that materially affected or are reasonably likely to affect internal controls over financial reporting. The Partnership does not believe any significant deficiencies or material weaknesses exist in its internal controls over financial reporting. Accordingly, no corrective actions have been taken.

REEVES TELECOM LIMITED PARTNERSHIP

MARCH 31, 2005
(Unaudited)

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

31	Rule 13a-14/15d-14(a) Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

* Exhibit 32 is to be treated as “furnished” rather than “filed” as part of this report.

REEVES TELECOM LIMITED PARTNERSHIP

MARCH 31, 2005
(Unaudited)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

REEVES TELECOM LIMITED PARTNERSHIP

Signatures

	By:	Grace Property Management Inc.

	Title:	General Partner

Date: May 12, 2005	By:	/s/ DAVIS P. STOWELL
Davis P. Stowell
President of General Partner (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)