Form 10-Q
period 2005-06-30
REEVES TELECOM LTD PARTNERSHIP
filed 2005-08-15
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 0-9305

REEVES TELECOM LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

South Carolina	57-0700063
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification Number

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
Yes [ ] No [X]

On August 9, 2005, the registrant had outstanding 1,811,562 partnership units.

REEVES TELECOM LIMITED PARTNERSHIP

FORM 10-Q

PART I. FINANCIAL INFORMATION

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Assets

Cash and cash equivalents	$1,855,531	$1,210,038
Treasury securities	297,619	294,950
Properties held for sale and property and equipment:
Properties held for sale	321,873	350,177
Property and equipment, net	175,257	170,951
Total properties held for sale and property and equipment, net	497,130	521,128

Long term notes receivable	140,425	142,457
Total Assets	$2,790,705	$2,168,573

Liabilities and Partners' Capital

Accounts payable and accrued expenses	$38,325	$155,398
Accrued expenses, affiliates	52,178	33,979

Total Liabilities	90,503	189,377

Commitments and contingencies

Partners' capital	2,700,202	1,979,196
Total Liabilities and Partners' Capital	$2,790,705	$2,168,573

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004
Operating revenues:
Property sales	$334,287	$307,300
Rental income	--	2,333
Interest income	12,182	4,733
	346,469	314,366

Operating costs and expenses:
Direct costs of property sold	14,637	11,626
Selling, general and administrative expenses	159,829	123,970
Depreciation	2,470	2,412
	176,936	138,008

Net income	169,533	176,358

Partners' capital at beginning of period	2,530,669	1,337,090

Partners' capital at end of period	$2,700,202	$1,513,448
Income per partnership unit	$0.09	$0.10

Weighted average partnership units issued and outstanding	1,811,562	1,812,062

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004
Operating revenues:
Property sales	$982,513	$421,743
Rental income	383	4,590
Interest income	21,441	8,397
Other income	1,558	--
	1,005,895	434,730

Operating costs and expenses:
Direct costs of property sold	25,057	14,950
Selling, general and administrative expenses	254,956	211,633
Depreciation	4,876	4,831
	284,889	231,414

Net income	721,006	203,316

Partners' capital at beginning of period	1,979,196	1,310,132

Partners' capital at end of period	$2,700,202	$1,513,448
Income per partnership unit	$0.40	$0.11

Weighted average partnership units issued and outstanding	1,811,811	1,812,062

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$721,006	$203,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,876	4,831
Accretion of interest	(4,643)	--
Change in assets and liabilities:
Prepaid and other current assets	--	757
Note receivable	2,032	1,862
Property held for sale, net	27,032	(33,673)
Accounts payable and accrued expenses	(117,073)	(75,924)
Net cash provided by operating activities	633,230	101,169

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in sales property & equipment, net	(5,936)	(5,630)
Net cash used in investing activities	(5,936)	(5,630)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in accrued expenses, affiliates	18,199	23,703
Net cash provided by financing activities	18,199	23,703
NET INCREASE IN CASH	645,493	119,242

CASH BALANCE - BEGINNING	1,210,038	822,517
CASH BALANCE - ENDING	$1,855,531	$941,759

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The Partnership’s Managing General Partner is Grace Property Management, Inc.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership’s results of operations and financial condition have been included. Operating results for the three month and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 31, 2005.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 3.  SALE OF FOX SQUIRREL COUNTRY CLUB/THE LAKES COUNTRY CLUB AND DISPOSAL OF BUSINESS SEGMENT

During the first quarter of 2001, the Partnership completed the sale of the assets of Fox Squirrel Country Club, now known as The Lakes Country Club (“Fox Squirrel/The Lakes”) for consideration totaling $862,500, comprised of $150,000 in cash and a note receivable having an initial principal amount of $712,500. Since the cash down payment of $150,000 received by the Partnership represented less than 25% of the total consideration paid for the assets, the transaction was recorded on the Partnership's financial statements using the deposit method as defined in Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate" (“SFAS 66"). The deposit method requires, among other things, that until the total cash received by the Partnership from the down payment and subsequent principal payments on the note receivable is at least 25% of the total consideration paid: (a) the sold assets remain on the Partnership's balance sheet as assets held for sale or disposal, (b) cash received from the buyer at closing be shown as a deposit on contract, and (c) payments received from the buyer in respect of the note receivable subsequent to closing be treated as an increase in the deposit. From March 31, 2001 through March 31, 2003, the Partnership recorded the transaction using the deposit method. At March 31, 2003, the assets held by the Partnership covered by the sale agreement were held at a net book value of approximately $442,587. During the second quarter of 2003, the Partnership received an early repayment of principal on the note of $534,748. Since as of the date of such early repayment the Partnership has received in excess of 25% of the total consideration paid for the assets, the transaction has been recorded as a sale of assets on the Partnership’s financial statements for the period ended June 30, 2003. The operations of Fox Squirrel/The Lakes prior to the sale are recorded as discontinued operations. During the second quarter of 2003, the Partnership recognized a gain on the sale totaling $341,221.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.  RECLASSIFICATION

Certain reclassifications have been made in the prior periods to conform to the current year presentation. These reclassifications have no effect on net income or partners’ capital of the prior periods.

NOTE 5.  COMMITMENTS AND CONTINGENT LIABILITIES

CONTAMINATION FROM UNDERGROUND STORAGE TANK

On March 9, 2001, the Partnership sold Fox Squirrel/The Lakes, which contained contamination from an underground storage tank. The Partnership believes that all remediation work was completed as of December 31, 2001, although thereafter the North Carolina Department of Environment and Natural Resources (“NCDENR”) required the Partnership to continue monitoring and testing the subsurface groundwater periodically, and to submit the results of such tests to NCDENR for review. In a “no further action” letter to the Partnership dated May 4, 2004, NCDENR stated that its review of a site closure report showed that soil contamination does not exceed the residential maximum soil contaminant concentrations under state law, and that contaminated groundwater has been cleaned up to the level of the standards under state law, and, accordingly, NCDENR believes that no further action is warranted for the incident. The “no further action” letter further states that NCDENR’s determination applies unless NCDENR later determines that the release that resulted in the remediation work poses an unacceptable or a potentially unacceptable risk to human health or the environment. The well that was established for monitoring and testing subsurface groundwater has been closed, and Management believes that the Partnership will not incur any further monitoring or testing costs, or other material or potentially material expenditures relating to the contamination.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

DAM REPAIRS

The Partnership is responsible for the maintenance and repair of an earthen dam designed to retain water in one of the lakes within the development. The dam was breeched approximately nine years ago and the Partnership has spent over $113,000 in repairs. During 2003 and 2004, the Partnership and the City of Boiling Spring Lakes were in discussions for the city to take title to the dam. A recent change in the city administration, however, requires that the new city manager review the matter before any transfer of title occurs. As a result, the Partnership believes that the transfer of title to the dam will still take place but that it might not occur during 2005.

COMMITMENT FOR MUNICIPAL WATER AND SEWER SERVICES

The land owned by the Partnership lacks sewer service, and much of the land also lacks municipal water service. In 2004, the City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development, and initial residential hook-ups began during the second quarter of 2005. In connection with the first phase of the municipal water system, in February 2004 the Partnership paid its full assessment of $51,000, which amount was treated for accounting purposes as an increase in the cost basis of the land owned by the Partnership in those certain portions of the development. A significant portion of the costs of subsequent phases of municipal water distribution as well as sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land. As of the date of this report, the Partnership is unable to determine the magnitude of these costs and accordingly has not accrued any provision in these financial statements. Management expects, however, that, if applied to the Partnership’s current land holdings, these costs would be substantial.

ENVIRONMENTAL MATTERS

The Partnership is subject to various federal, state, and local laws, ordinances, and regulations regarding environmental matters. The Partnership may be required to investigate and clean up hazardous or toxic substances or petroleum product releases on land currently or formerly owned by it, and may be liable to a governmental entity or to third parties for property damage and the cost of investigation, removal, and decontamination incurred by such parties. The penalty may be imposed whether or not the Partnership was aware, or responsible for, the hazardous or toxic substances, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, removal, and decontamination of substances could be substantial. If such substances are found on land currently owned by the Partnership, or there is a failure to properly remove or decontaminate the area, the affected area, as well as nearby lots, could be difficult to sell, rent, or develop. Some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with such contamination. The Partnership may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. As of the date of this report, the Partnership is not aware of any environmental matters that would have a material effect on the financial statements and the Partnership has accordingly accrued no liabilities in these financial statements. However, it is at least reasonably possible that such matters may exist at the date of this report and the effect on the Partnership and these financial statements could be substantial.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

BUILDING AND MAINTAINING ROADS

The Partnership is responsible for maintaining certain roads, most of which are unpaved, and certain road rights-of-way within the City of Boiling Spring Lakes. The Partnership may complete some or all of the roads, but there is no contractual obligation to do so. The Partnership has not set aside any money or entered into any bond, escrow, or trust agreement to assure completion of the roads. It may be difficult or impossible for the Partnership to sell lots located on uncompleted roads. The City of Boiling Springs Lakes will not assume any road that is not paved with asphalt, and the city need not assume any paved road. Accordingly, unless and until the Partnership completes a road and has it paved with asphalt, and the road has been assumed by the City, the Partnership will be responsible for maintaining such road and the right-of-way. Since 2001, the Partnership has spent a total of approximately $66,000 for rocking and paving roads. The failure by the Partnership to provide proper maintenance of the roads and rights-of-way that have not been assumed by the city may subject the Partnership to substantially greater risk of litigation from persons adversely affected by such failure. If such litigation were to be initiated, Management believes that the Partnership would prevail on the merits but that the cost of defending the case could be material, and should the Partnership not prevail, the cost of building any such road could be material.

REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2005
(Unaudited)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable securities laws. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, achievements, or events, and may contain forward-looking words or phrases such as “anticipate,”“believe,”“could,”“estimate,”“expect,”“intend,”“may,”“might,”“plan,”“project,”“strategies,”“will be,”“will continue,”“will likely result,” and similar terms that convey uncertainty of future events or outcomes. These statements represent the Partnership’s (including the General Partner’s) beliefs, expectations, intentions, and plans, and, as such, are not guarantees of future outcomes or future performance, and are subject to risks and uncertainties that are beyond the Partnership’s control and could cause the Partnership’s actual results to differ materially from those reflected in the forward-looking statements.

Readers are cautioned not to place undue reliance upon these forward-looking statements, which reflect Management’s analysis only as to the date hereof. Readers should carefully review the risk factors described in Item 1, “Description of Business - Risk Factors” within the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 31, 2005, the footnotes to the financial statements contained in this quarterly report, and other documents the Partnership has filed and from time to time will file with the Securities and Exchange Commission which could cause the Partnership’s actual results to differ materially from those in these forward-looking statements. The Partnership undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2005
(Unaudited)

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

REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2005
(Unaudited)

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

- REVENUE

- PROPERTY SALES

Revenue from property sales, and the amount and type of property sold for the three months ended June 30, 2005 and June 30, 2004, are set forth in the table below.

	Three Months Ended June 30,
	2005	2004
PROPERTY SOLD
Individual undeveloped lots	17	24

REVENUE
Individual undeveloped lots	$334,287	$307,300

During the three months ended June 30, 2005, the Partnership sold 7 fewer individual undeveloped lots than were sold during the same period of 2004. Management believes that the decrease reflects a decrease in demand for the Partnership’s lots following an increase of approximately 15% on average in the Partnership’s asking prices in January 2005. Notwithstanding such decrease, Management believes that the real estate market in the coastal region of North Carolina remains strong, as evidenced by the increase in revenue. Revenue from the sale of individual undeveloped lots increased 9%, due principally to an increase in the average sales price per lot. The average sales price per lot increased 54%, to $19,664 for the second quarter of 2005 compared to $12,804 for the same period of 2004. The average sales price per lot reflects, in part, the increase of approximately 15% on average in the Partnership’s asking prices earlier this year, and, in part, the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots which are not suitable for on-site septic systems.

REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2005
(Unaudited)

- RENTAL INCOME

Rental income for the three months ended June 30, 2005 declined 100% from the same period of 2004, reflecting the end of the lease during the first quarter of 2005 for the house owned by the Partnership. The house is currently under contract for sale at $180,000, and the Partnership expects that the sale will close during the third quarter of 2005.

- INTEREST INCOME

Interest income increased 157%. Management attributes the increase substantially to higher average balances of cash and cash equivalents during the quarter ended June 30, 2005 than in the quarter ended June 30, 2004, and to interest income earned on Treasury securities during the quarter ended June 30, 2005, whereas no such income was earned in the same period of 2004.

- DIRECT COSTS OF PROPERTY SOLD

Direct costs of property sold for the three months ended June 30, 2005 were $14,637, compared to $11,626 for the same period of 2004. Management attributes the increase in costs principally to the sale, during the second quarter of 2005, of 8 lots within Section 14, whereas no lots within that section were sold during the same period of 2004. Due to capital expenditures in past years by the Partnership on infrastructure within Section 14, each lot within that section that is suitable for an on-site septic system has a net book value of approximately $1,500, compared to the average of lots owned by the Partnership that are suitable for septic of $670.

- SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $159,829 for the three months ended June 30, 2005, compared to $123,970 for the same period of 2004, for a net increase of 29%. The significant changes among the principal components of selling, general and administrative expenses are as follows:

-GENERAL PARTNER FEES

Annual fees charged by the General Partner, which were $80,000 for each of 2002, 2003, and 2004, were raised to $150,000 annually, effective January 1, 2005. The approximate 88% increase reflects, in part, increased costs borne by the General Partner with respect to the Partnership since 2001, and, in part, the substantial increase in time devoted by the General Partners’s president to oversight of the Partnership following the enactment of the Sarbanes-Oxley Act of 2002.

REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2005
(Unaudited)

- INCOME TAXES

During the second quarter of 2005, the Partnership paid $55,050 in state income taxes to North Carolina and South Carolina relating to fiscal 2004. During the same period of 2004, the Partnership paid $23,025 in state income taxes relating to fiscal 2003. The 139% increase reflects the Partnership’s greater profitability in 2004 compared to 2003. As a limited partnership, the Partnership generally passes income tax liability through to its partners. With respect to 2004 and 2003, however, Management believes that the administrative cost of allocating such liability among the partners, and maintaining records therefor, would be needlessly time-consuming and complex. Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of the Partnership’s income for each such year would be/has been reduced by a pro rata share of such taxes paid.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

- REVENUE

- PROPERTY SALES

Revenue from property sales, and the amount and type of property sold for the six months ended June 30, 2005 and June 30, 2004, are set forth in the table below.

REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2005
(Unaudited)

	Six Months Ended June 30,
	2005	2004
PROPERTY SOLD
Individual undeveloped lots	35	36
Other land (acres)		50

REVENUE
Individual undeveloped lots	$686,039	$421,743
Other land	296,474	--
Total Revenue	$982,513	$421,743

During the six months ended June 30, 2005, the Partnership sold 1 less individual undeveloped lot than was sold during the same period of 2004, for a decrease of 3%. Management believes that the decrease, which is de minimus, reflects a decrease in demand for the Partnership’s lots following an increase of approximately 15% on average in the Partnership’s asking prices in January 2005. Notwithstanding such decrease, Management believes that the real estate market in the coastal region of North Carolina remains strong, as evidenced by the increase in revenue. Revenue from the sale of individual undeveloped lots increased 63% due principally to an increase in the average sales price per lot. The average sales price per lot increased 105%, to $19,601 for the first half of 2005 compared to $11,715 for the same period of 2004. The average sales price per lot reflects, in part, the increase of approximately 15% on average in the Partnership’s asking prices earlier this year, and, in part, the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots which are not suitable for on-site septic systems.

During the first six months of 2005, the Partnership sold five ten-acre tracts, whereas the Partnership sold none in the same period of 2004. The Partnership experiences great volatility in sales of such tracts from year to year as to revenue and total acreage sold, and often the Partnership records no sales of such tracts in a fiscal year.

REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2005
(Unaudited)

- RENTAL INCOME

Rental income for the six months ended June 30, 2005 declined 92% from the same period of 2004, reflecting the end of the lease during 2005 for the house owned by the Partnership.

- INTEREST INCOME

Interest income increased 155%. Management attributes the increase substantially to higher average balances of cash and cash equivalents during the first six months of 2005 than in the first six months of 2004, and to interest income earned on Treasury securities during the first six months of 2005, whereas no such income was earned in the same period of 2004.

- DIRECT COSTS OF PROPERTY SOLD

Direct costs of property sold for the six months ended June 30, 2005 were $25,057, compared to $14,950 for the same period of 2004. Management attributes the 68% increase, in part, to the sale of ten-acre tracts during the first half of 2005 whereas no such land was sold during the same period of 2004, and, in part, to the relative mix of individual undeveloped lots sold. For financial reporting purposes, a lot which is suitable for the installation of an individual on-site septic system is carried on the Partnership’s balance sheet at a higher net book value than is a lot that is not suitable for an on-site septic system but that is identical in all other respects to the first lot. Accordingly, when those two lots are sold, the Partnership’s income statement will reflect a higher cost of land sold for the lot that is suitable for an on-site septic system. During the first half of 2005, the Partnership sold 28 individual undeveloped lots which are suitable for on-site septic systems, whereas only 25 lots suitable for septic were sold during the same period of 2004.

- SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $254,956 for the six months ended June 30, 2005, compared to $211,633 for the same period of 2004, for a net increase of 20%. The significant changes among the principal components of selling, general and administrative expenses are as follows:

REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2005
(Unaudited)

-GENERAL PARTNER FEES

Annual fees charged by the General Partner, which were $80,000 for each of 2002, 2003, and 2004, were raised to $150,000 annually, effective January 1, 2005. The approximate 88% increase reflects, in part, increased costs borne by the General Partner with respect to the Partnership since 2001, and, in part, the substantial increase in time devoted by the General Partners’s president to oversight of the Partnership following the enactment of the Sarbanes-Oxley Act of 2002.

- INCOME TAXES

During the first six months of 2005, the Partnership paid $55,050 in state income taxes to North Carolina and South Carolina relating to fiscal 2004. During the same period of 2004, the Partnership paid $23,025 in state income taxes relating to fiscal 2003. The 139% increase reflects the Partnership’s greater profitability in 2004 compared to 2003.

LIQUIDITY AND CAPITAL RESOURCES

- GENERAL

At June 30, 2005, the Partnership had $1,855,531 in cash and cash equivalents, and $297,619 in Treasury securities having a maturity of less than two years. There was no long-term debt.

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

- CASH FLOWS FROM OPERATING ACTIVITIES

Operating activities provided $633,230 of net cash during the first six months of 2005, compared to $101,169 of net cash provided by operating activities during the same period of 2004. The change is primarily attributable to the increase in revenue from property sales for the first half of 2005 over the same period of 2004.

REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2005
(Unaudited)

- CASH FLOWS FROM INVESTING ACTIVITIES

Investing activities used net cash of $5,936 during the first six months of 2005, compared to $5,630 of net cash used during the same period of 2004. During the first half of 2005 the Partnership undertook some periodic improvements to the Partnership’s Sales Office. During the first half of 2004, the Partnership undertook certain repairs to a dam.

- CASH FLOWS FROM FINANCING ACTIVITIES

Financing activities provided $18,199 of net cash during the first six months of 2005, compared to $23,703 of net cash provided during the same period of 2004. The change is primarily attributable to the timing of payments of general partner’s fees. At June 30, 2004, the Partnership had accrued two quarters of general partner’s fees, whereas at June 30, 2005, only one quarter of general partner’s fees was accrued.

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

REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2005
(Unaudited)

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

OFF BALANCE SHEET ARRANGEMENTS

The Partnership does not utilize off balance sheet arrangements, and there were none during the first six months of 2005 or 2004.

REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2005
(Unaudited)

IMPACT OF INFLATION

Real estate market conditions during 2004 and the first half of 2005 have permitted the Partnership to twice raise the asking price of its land, most recently in January 2005 by approximately fifteen percent (15%) more or less across the board. To the extent that sales prices reflect in part such increased asking prices, inflation may be deemed to have had a positive impact on the Partnership’s operations during the first six months of 2005 and 2004. Otherwise, inflation has had only a minor impact on the Partnership’s operations during the first six months of 2005 and 2004.

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

The Partnership’s interest-bearing assets at June 30, 2005 are as follows:

-  Cash, substantially all of which is deposited at a local financial institution. The interest rate earned on the cash balance is variable. During the second quarter of 2005, cash balances averaged $1,115,917.

-  Treasury securities. The Partnership invests in 91-day Treasury bills and zero coupon instruments available through the U.S. Treasury’s STRIPS program having a maturity of less than two years, all of which are intended to be held to maturity. The interest rates earned on Treasury Bills and Treasury STRIPS are set at the time of purchase. The interest rate earned on a bill or STRIP that matures may be different from that of a new bill or STRIP in which the proceeds are reinvested. During the second quarter of 2005, average invested balances were $648,254 for Treasury Bills and $292,976 for Treasury STRIPS.

REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2005
(Unaudited)

-  The note receivable from the buyer of the assets of Fox Squirrel/The Lakes. The annual interest rate on the note is equal to the higher of (i) 8.75% and (ii) 2% over the Bank’s prime rate. During the first quarter of 2005, the interest rate has not exceeded 8.75%.

Had the average level of interest rates during the three months ended June 30, 2005 been higher or lower by 100 basis points or one percent (1%), the Partnership would have earned approximately $4,259 more or less, in interest income based upon average quarterly balances. Had the average level of interest rates during the six months ended June 30, 2005 been higher or lower by 100 basis points or one percent (1%), the Partnership would have earned approximately $7,644 more or less, in interest income based upon average quarterly balances.

As of June 30, 2005, Treasury Bills are included on the Partnership’s balance sheet as a cash equivalent, and are stated at their cost, which approximates market.

As of June 30, 2005, Treasury STRIPS are stated on the Partnership’s balance sheet at their cost, which approximates market. Accreted interest is treated as interest income.

As of June 30, 2005, the note receivable from the buyer of the assets of Fox Squirrel/The Lakes was stated on the Partnership’s balance sheet at $140,425, the principal amount of the note receivable, which approximates its market value. The interest rate on the note receivable cannot decline below 8.75% and will increase to 2% above the borrower’s principal bank’s prime rate if the such bank’s prime rate were to exceed 6.75%. This note receivable, like all variable rate instruments, is largely insulated from interest rate risk, and will not decline in value if market interest rates increase; however, should interest rates decline from what are already historically low rates, the market value of the note receivable will likely increase. A hypothetical 100 basis point (1%) increase or decrease in market interest rates from levels at June 30, 2005 would not cause the fair value of the note receivable to change by a material amount.

REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2005
(Unaudited)

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

Since the Registrant is a limited partnership, it has no officers or directors. Mr. Davis P. Stowell, President of the General Partner, carries out the functions of the principal executive officer and the principal financial officer of the Partnership. Mr. Stowell has, as of the end of the period covered by this quarterly report on Form 10-Q, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and has determined that such disclosure controls and procedures are effective at the reasonable assurance level. There have been no changes during the second fiscal quarter of 2005 that materially affected or are reasonably likely to affect internal controls over financial reporting. The Partnership does not believe any significant deficiencies or material weaknesses exist in its internal controls over financial reporting. Accordingly, no corrective actions have been taken.

REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2005
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

JUNE 30, 2005
(Unaudited)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

REEVES TELECOM LIMITED PARTNERSHIP

	By:	Grace Property Management Inc. General Partner

Date: August 12, 2005	By:	/s/ DAVIS P. STOWELL
Davis P. Stowell
President of General Partner (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)