Form 10-Q
period 2005-09-30
REEVES TELECOM LTD PARTNERSHIP
filed 2005-11-14
CIK 314741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

On November 9, 2005, the registrant had outstanding 1,811,562 partnership units.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                 Page
                                                                 ----
PART I.   FINANCIAL INFORMATION

  Item 1  Condensed Financial Statements

          Condensed Balance Sheets at September 30, 2005
            (Unaudited) and December 31, 2004                     1

          Condensed Statements of Operations and Partners'
            Capital (Unaudited) for the Three Months Ended
            September 30, 2005 and 2004                           2

          Condensed Statements of Operations and Partners'
            Capital (Unaudited) for the Nine Months Ended
            September 30, 2005 and 2004                           3

          Condensed Statements of Cash Flows (Unaudited)
            for the Nine Months Ended September 30, 2005
            and 2004                                              4

          Notes to Condensed Financial Statements
            (Unaudited)                                           5

  Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  14

  Item 3  Quantitative and Qualitative Disclosures About
            Market Risk                                          26

  Item 4  Controls and Procedures                                28

PART II.  OTHER INFORMATION

  Item 6  Exhibits                                               30

SIGNATURE                                                        31

                          PART I. FINANCIAL INFORMATION

                       REEVES TELECOM LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS

                                                    September 30,   December 31,
                                                         2005            2004
                                                     (Unaudited)      (Audited)
                                                     ----------      ----------
         Assets
         ------
Cash and cash equivalents                            $3,104,632      $1,210,038
Treasury securities                                     299,222         294,950
Properties held for sale and property
 and equipment:
     Properties held for sale                           200,980         350,177
     Property and equipment, net                        174,342         170,951
                                                     ----------      ----------
     Total properties held for sale and
       property and equipment, net                      375,322         521,128

Long term notes receivable                              139,375         142,457
                                                     ----------      ----------
     Total Assets                                    $3,918,551      $2,168,573
                                                     ==========      ==========

Liabilities and Partners' Capital
---------------------------------

Accounts payable and accrued expenses                $   51,661      $  155,398
Accrued expenses, affiliates                             94,179          33,979
                                                     ----------      ----------

         Total Liabilities                              145,840         189,377

Commitments and contingencies

Partners' capital                                     3,772,711       1,979,196
                                                     ----------      ----------
         Total Liabilities and
         Partners' Capital                           $3,918,551      $2,168,573
                                                     ==========      ==========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

            CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)




                                                        2005             2004
                                                     ----------       ----------
Operating revenues:
    Property sales                                   $1,331,964       $  506,830
    Rental income                                          --              2,295
    Interest income                                      17,274            5,467
    Other income                                          2,663             --
                                                     ----------       ----------
                                                      1,351,901          514,592
                                                     ----------       ----------

Operating costs and expenses:
    Direct costs of property sold                       157,162           21,028
    Selling, general and administrative
        expenses                                        119,334           92,101
    Depreciation                                          2,896            2,406
                                                     ----------       ----------
                                                        279,392          115,535
                                                     ----------       ----------

Net income                                            1,072,509          399,057

Partners' capital at beginning of period              2,700,202        1,513,448
                                                     ----------       ----------

Partners' capital at end of period                   $3,772,711       $1,912,505
                                                     ==========       ==========
Income per partnership unit                          $     0.59       $     0.22
                                                     ==========       ==========

Weighted average partnership units
    issued and outstanding                            1,811,562        1,812,062
                                                     ----------       ----------

                       REEVES TELECOM LIMITED PARTNERSHIP

            CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)




                                                        2005             2004
                                                     ----------       ----------
Operating revenues:
    Property sales                                   $2,314,477       $  928,573
    Rental income                                           383            6,885
    Interest income                                      38,714           13,864
    Other income                                          4,221             --
                                                     ----------       ----------
                                                      2,357,795          949,322
                                                     ----------       ----------

Operating costs and expenses:
    Direct costs of property sold                       182,220           35,978
    Selling, general and administrative
        expenses                                        374,288          303,734
    Depreciation                                          7,772            7,237
                                                     ----------       ----------
                                                        564,280          346,949
                                                     ----------       ----------

Net income                                            1,793,515          602,373

Partners' capital at beginning of period              1,979,196        1,310,132
                                                     ----------       ----------

Partners' capital at end of period                   $3,772,711       $1,912,505
                                                     ==========       ==========
Income per partnership unit                          $     0.99       $     0.34
                                                     ==========       ==========

Weighted average partnership units
    issued and outstanding                            1,811,727        1,812,062
                                                     ----------       ----------



                 The accompanying notes are an integral part of
                     these condensed financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)



                                                     2005              2004
                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                    $ 1,793,515      $   602,373
    Adjustments to reconcile net income
        to net cash provided by operating
        activities:
           Depreciation                                 7,772            7,237
           Accretion of interest                       (4,272)            --
           Change in assets and liabilities:
               Prepaid and other current assets          --                757
               Note receivable                          3,082            2,825
               Property held for sale, net            182,220          (13,162)
               Accounts payable and
                accrued expenses                     (103,737)         (76,111)
                                                  -----------      -----------
    Net cash provided by operating activities       1,878,580          523,919
                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Increase in sales property &
     equipment, net                                   (44,186)          (6,827)
                                                  -----------      -----------
    Net cash used in investing activities             (44,186)          (6,827)
                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Increase (Decrease) in accrued expenses,
     affiliates                                        60,200              (47)
                                                  -----------      -----------
    Net cash provided by (used in)
     financing activities                              60,200              (47)
                                                  -----------      -----------
NET INCREASE IN CASH                                1,894,594          517,045

CASH BALANCE - BEGINNING                            1,210,038          822,517
                                                  -----------      -----------
CASH BALANCE - ENDING                             $ 3,104,632      $ 1,339,562
                                                  ===========      ===========


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

            The Partnership's Managing General Partner is Grace Property Management, Inc.

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            BASIS OF ACCOUNTING

            The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership's results of operations and financial condition have been included. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 31, 2005.

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

NOTE 5.     COMMITMENTS AND CONTINGENT LIABILITIES

            CONTAMINATION FROM UNDERGROUND STORAGE TANK

            On March 9, 2001, the Partnership sold Fox Squirrel/The Lakes, which contained contamination from an underground storage tank. The Partnership believes that all remediation work was completed as of December 31, 2001, although thereafter the North Carolina Department of Environment and Natural Resources ("NCDENR") required the Partnership to continue monitoring and testing the subsurface groundwater periodically, and to submit the results of such tests to NCDENR for review. In a "no further action" letter to the Partnership dated May 4, 2004, NCDENR stated that its review of a site closure report showed that soil contamination does not exceed the residential maximum soil contaminant concentrations under state law, and that contaminated groundwater has been cleaned up to the level of the standards under state law, and, accordingly, NCDENR believes that no further action is warranted for the incident. The "no further action" letter further states that NCDENR's determination applies unless NCDENR later determines that the release that resulted in the remediation work poses an unacceptable or a potentially unacceptable risk to human health or the environment. The well that was established for monitoring and testing subsurface groundwater has been closed, and Management believes that the Partnership will not incur any further monitoring or testing costs, or other material or potentially material expenditures relating to the contamination.

                       REEVES TELECOM LIMITED PARTNERSHIP

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

            DAM REPAIRS

            The Partnership is responsible for the maintenance and repair of an earthen dam designed to retain water in one of the lakes within the development. The dam was breeched approximately nine years ago and the Partnership has spent over $113,000 in repairs. During 2003 and 2004, the Partnership and the City of Boiling Spring Lakes were in discussions for the city to take title to the dam. A recent change in the city administration, however, requires that the new city manager review the matter before any transfer of title occurs. As a result, the Partnership believes that the transfer of title to the dam will still take place but that it might not occur during 2005. In August 2005 the dam sustained some damage following a period of unusually heavy rainfall. The Partnership will have to effect necessary repairs to the satisfaction of the City of Boiling Spring Lakes prior to any transfer of title. A preliminary estimate of the cost of such repairs is $40,000 but the actual cost may be substantially higher or lower.

            COMMITMENT FOR MUNICIPAL WATER AND SEWER SERVICES

            The land owned by the Partnership lacks sewer service, and much of the land also lacks municipal water service. In 2004, the City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development, and initial residential hook-ups began during the second quarter of 2005. In connection with the first phase of the municipal water system, in February 2004, the Partnership paid its full assessment of $51,000, which amount was treated for accounting purposes as an increase in the cost basis of the land owned by the Partnership in those certain portions of the development. In connection with the second phase of the municipal water system, in August 2005, the Partnership paid its full assessment of $36,000, which amount was treated for accounting purposes as an increase in the cost basis of the land owned by the Partnership in those certain portions of the development. A significant portion of the costs of subsequent phases of municipal water distribution as well as sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land. As of the date of this report, the Partnership is unable to determine the magnitude of these costs and accordingly has not accrued any provision in these financial statements. Management expects, however, that, if applied to the Partnership's current land holdings, these costs would be substantial.

                       REEVES TELECOM LIMITED PARTNERSHIP

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

            BUILDING AND MAINTAINING ROADS

            The Partnership is responsible for maintaining certain roads, most of which are unpaved, and certain road rights-of-way within the City of Boiling Spring Lakes. The Partnership may complete some or all of the roads, but there is no contractual obligation to do so. The Partnership has not set aside any money or entered into any bond, escrow, or trust agreement to assure completion of the roads. It may be difficult or impossible for the Partnership to sell lots located on uncompleted roads. The City of Boiling Springs Lakes will not assume any road that is not paved with asphalt, and the city need not assume any paved road. Accordingly, unless and until the Partnership completes a road and has it paved with asphalt, and the road has been assumed by the City, the Partnership will be responsible for maintaining such road and the right-of-way. Since 2001, the Partnership has spent a total of approximately $68,000 for rocking and paving roads. The failure by the Partnership to provide proper maintenance of the roads and rights-of-way that have not been assumed by the city may subject the Partnership to substantially greater risk of litigation from persons adversely affected by such failure. If such litigation were to be initiated, Management believes that the Partnership would prevail on the merits but that the cost of defending the case could be material, and should the Partnership not prevail, the cost of building any such road could be material.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2005
                                   (Unaudited)


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

                               SEPTEMBER 30, 2005
                                   (Unaudited)

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

                               SEPTEMBER 30, 2005
                                   (Unaudited)

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2005
                                   (Unaudited)

            THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

            - REVENUE

                     - PROPERTY SALES

                     Revenue from property sales, and the amount and type of property sold for the three months ended September 30, 2005 and September 30, 2004, are set forth in the table below.

                                                          Three Months Ended
                                                             September 30,
                                                         ----------------------
                                                            2005        2004
                                                         ----------   ---------
                     PROPERTY SOLD
                        Individual undeveloped lots           33            36
                        Individual developed lots              1            --
                        Other land (acres)                     4.00         --

                     REVENUE
                        Individual undeveloped lots      $1,040,108   $506,830
                        Individual developed lots           167,135         --
                        Other land                          124,721         --
                                                         ----------   ---------
                        Total Revenue                    $1,331,964   $506,830
                                                         ==========   =========

                     During the three months ended September 30, 2005, the Partnership sold 3 fewer individual undeveloped lots than were sold during the same period of 2004. Management believes that the decrease reflects a decrease in demand for the Partnership's lots following an increase of approximately 15% on average in the Partnership's asking prices in January 2005. Notwithstanding such decrease, Management believes that the real estate market in the coastal region of North Carolina remains strong, as evidenced by the increase in revenue. Revenue from the sale of individual undeveloped lots increased 105%, due principally to an increase in the average sales price per lot. The average sales price per lot increased 54%, to $31,518 for the third quarter of 2005 compared to $14,079 for the same period of 2004. The average sales price per lot reflects, in part, the increase of approximately 15% on average in the Partnership's asking prices earlier this year, and, in part, the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2005
                                   (Unaudited)

                     not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots which are not suitable for on-site septic systems.

                     During the three months ended September 30, 2005, the Partnership sold the one developed lot in its inventory for $167,135 and approximately 4 acres of unplatted tracts for $124,721. No developed lot or unplatted tracts were sold during the same period of 2004. The Partnership experiences great volatility in sales of developed lots and unplatted tracts from year to year as to revenue and total lots sold, with respect to developed lots, and acreage sold, with respect to unplatted tracts, and often the Partnership records no sales of such properties in a fiscal year.

                     - RENTAL INCOME

                     Rental income for the three months ended September 30, 2005 declined 100% from the same period of 2004, reflecting the end of the lease during the first quarter of 2005 for the house owned by the Partnership. The house was sold during the third quarter of 2005.

                     - INTEREST INCOME

                     Interest income increased 216%. Management attributes the increase substantially to higher average balances of cash and cash equivalents during the quarter ended September 30, 2005 than in the quarter ended September 30, 2004, and to interest income earned on Treasury securities during the quarter ended September 30, 2005, whereas no such income was earned in the same period of 2004.

                     - OTHER INCOME

                     During the three months ended September 30, 2005, the Partnership received $1,741 from the State of North Carolina under a program to reimburse property owners for certain expenses incurred in the testing for and remediation of environmental contamination from underground storage tanks. The work performed by the Partnership to which the reimbursement relates was completed in prior years. The Partnership also earned revenue of $800 from the sale of pine straw from land owned by the Partnership. No such income was earned during the same period of 2004.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2005
                                   (Unaudited)


              - DIRECT COSTS OF PROPERTY SOLD

              Direct costs of property sold for the three months ended September 30, 2005 were $157,162, compared to $21,028 for the same period of 2004. Excluding the individual developed lot, direct costs of property sold for the three months ended September 30, 2005 were $23,629. Management attributes the 12% increase in costs principally to capital expenditures made by the Partnership to the infrastructure of Section 14 during the last 12 months, which had the effect of increasing the book value - and, therefore, the direct costs when sold - of lots within Section 14.

              - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

              Selling, general and administrative expenses were $119,334 for the three months ended September 30, 2005, compared to $92,101 for the same period of 2004, for a net increase of 30%. The significant changes among the principal components of selling, general and administrative expenses are as follows:

                     -GENERAL PARTNER FEES

                     Annual fees charged by the General Partner, which were $80,000 for each of 2002, 2003, and 2004, were raised to $150,000 annually, effective January 1, 2005. The approximate 88% increase reflects, in part, increased costs borne by the General Partner with respect to the Partnership since 2001, and, in part, the substantial increase in time devoted by the General Partners's president to oversight of the Partnership following the enactment of the Sarbanes-Oxley Act of 2002.

                     - REAL ESTATE TAXES

                     During the third quarter of 2005, the Partnership accrued $14,606 for county and city property taxes, whereas no such accrual was made during the same period of 2004. For 2005, the Partnership began accruing real estate taxes on a quarterly basis based upon the previous year's taxes tax. For 2004 and prior years, the Partnership accrued property taxes semi-annually or annually, once the amount of real estate tax liability was known, since property sales during the year had the effect of making accruals based on prior year's real estate taxes a somewhat unreliable indicator of taxes due with respect to the current year.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2005
                                   (Unaudited)

            NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

            - REVENUE

                  - PROPERTY SALES

                  Revenue from property sales, and the amount and type of property sold for the nine months ended September 30, 2005 and September 30, 2004, are set forth in the table below.

                                                          Nine Months Ended
                                                            September 30,
                                                      ------------------------
                                                         2005           2004
                                                      ----------      --------
                  PROPERTY SOLD
                        Individual undeveloped lots       68                72
                        Individual developed lots          1                --
                        Other land (acres)                 54.00            --

                  REVENUE
                        Individual undeveloped lots   $1,726,148      $928,574
                        Individual developed lots        167,135            --
                        Other land                       421,195            --
                                                      ----------      ---------
                        Total Revenue                 $2,314,478      $928,574
                                                      ==========      =========

                     During the nine months ended September 30, 2005, the Partnership sold 4 less individual undeveloped lots than were sold during the same period of 2004, for a decrease of 6%. Management believes that the decrease reflects a decrease in demand for the Partnership's lots following an increase of approximately 15% on average in the Partnership's asking prices in January 2005. Notwithstanding such decrease, Management believes that the real estate market in the coastal region of North Carolina remains strong, as evidenced by the increase in revenue. Revenue from the sale of individual undeveloped lots increased 86% due principally to an increase in the average sales price per lot. The average sales price per lot increased 97%, to $25,385 for the first nine months of 2005 compared to $12,897 for the same period of 2004. The average sales price per lot reflects, in part, the increase of approximately 15% on average in the Partnership's asking prices earlier this year, and, in part, the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2005
                                   (Unaudited)

                     the installation of individual on-site septic systems generally sell for more than lots which are not suitable for on-site septic systems.

                     During the first nine months of 2005, the Partnership sold the one developed lot in its inventory, as well as five ten-acre tracts and approximately 4 acres of unplatted tracts, whereas the Partnership sold no such property in the same period of 2004. The Partnership experiences great volatility in sales of such property from year to year as to revenue and lots, with respect to developed lots, and acreage sold, with respect to ten-acre tracts and unplatted tracts, and often the Partnership records no sales of such property in a fiscal year.

                     - RENTAL INCOME

                     Rental income for the nine months ended September 30, 2005 declined 94% from the same period of 2004, reflecting the end of the lease during 2005 for the house owned by the Partnership.

                     - INTEREST INCOME

                     Interest income increased 179%. Management attributes the increase substantially to higher average balances of cash and cash equivalents during the first nine months of 2005 than in the first nine months of 2004, and to interest income earned on Treasury securities during the first nine months of 2005, whereas no such income was earned in the same period of 2004.

                     - OTHER INCOME

                     During the nine months ended September 30, 2005, the Partnership received $1,741 from the State of North Carolina under a program to reimburse property owners for certain expenses incurred in the testing for and remediation of environmental contamination from underground storage tanks. The work performed by the Partnership to which the reimbursement relates was completed in prior years. The Partnership also earned revenue of $800 from the sale of pine straw from land owned by the Partnership. No such income was earned during the same period of 2004. The Partnership also received a property tax refund of $1,721 from the City of Boiling Spring Lakes for overpayment of taxes due for 2004.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2005
                                   (Unaudited)

              - DIRECT COSTS OF PROPERTY SOLD

              Direct costs of property sold for the nine months ended September 30, 2005 were $182,220, compared to $35,978 for the same period of 2004. Excluding the individual developed lot, direct costs of property sold for the nine months ended September 30, 2005 were $48,687. Management attributes the 35% increase in costs in part to capital expenditures made by the Partnership to the infrastructure of Section 14 during the last 12 months, which had the effect of increasing the book value - and, therefore, the direct costs when sold - of lots within Section 14. Management also attributes a part of the increase to the sale of ten-acre tracts and unplatted tracts during the first nine months of 2005 whereas no such land was sold during the same period of 2004, and, in part, to the relative mix of individual undeveloped lots sold. For financial reporting purposes, a lot which is suitable for the installation of an individual on-site septic system is carried on the Partnership's balance sheet at a higher net book value than is a lot that is not suitable for an on-site septic system but that is identical in all other respects to the first lot. Accordingly, when those two lots are sold, the Partnership's income statement will reflect a higher cost of land sold for the lot that is suitable for an on-site septic system. During the first nine months of 2005, the Partnership sold 57 individual undeveloped lots which are suitable for on-site septic systems, whereas only 54 lots suitable for septic were sold during the same period of 2004.

              - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

              Selling, general and administrative expenses were $374,288 for the nine months ended September 30, 2005, compared to $303,734 for the same period of 2004, for a net increase of 23%. The significant changes among the principal components of selling, general and administrative expenses are as follows:

                     -GENERAL PARTNER FEES

                     Annual fees charged by the General Partner, which were $80,000 for each of 2002, 2003, and 2004, were raised to $150,000 annually, effective January 1, 2005. The approximate 88% increase reflects, in part, increased costs borne by the General Partner with respect to the Partnership since 2001, and, in part, the substantial increase in time devoted by the General Partners's president to oversight of the Partnership following the enactment of the Sarbanes-Oxley Act of 2002.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2005
                                   (Unaudited)


                     - INCOME TAXES

                     During the first nine months of 2005, the Partnership paid $55,050 in state income taxes to North Carolina and South Carolina relating to fiscal 2004. During the same period of 2004, the Partnership paid $23,025 in state income taxes relating to fiscal 2003. The 139% increase reflects the Partnership's greater profitability in 2004 compared to 2003. As a limited partnership, the Partnership generally passes income tax liability through to its partners. With respect to 2004 and 2003, however, Management believes that the administrative cost of allocating such liability among the partners, and maintaining records therefor, would be needlessly time-consuming and complex. Management, therefore, elected to pay such taxes, with the result that each partner's pro rata share of the Partnership's income for each such year would be/has been reduced by a pro rata share of such taxes paid.

              LIQUIDITY AND CAPITAL RESOURCES

              - GENERAL

              At September 30, 2005, the Partnership had $3,104,632 in cash and cash equivalents, and $299,222 in Treasury securities having a maturity of less than two years. There was no long-term debt.

              Until an estimate can be made with some degree of certainty as to the costs the Partnership will have to bear for the future installation of water distribution and sewer lines, Management expects to continue investing some portion of the Partnership's cash balances in Treasury securities having a maturity of less than two years to provide the Partnership with some liquidity to meet the assessments for such costs.

              - CASH FLOWS FROM OPERATING ACTIVITIES

              Operating activities provided $1,878,580 of net cash during the first nine months of 2005, compared to $523,919 of net cash provided by operating activities during the same period of 2004. The change is primarily attributable to the increase in revenue from property sales for the first nine months of 2005 over the same period of 2004.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2005
                                   (Unaudited)


              - CASH FLOWS FROM INVESTING ACTIVITIES

              Investing activities used net cash of $44,186 during the first nine months of 2005, compared to $6,827 of net cash used during the same period of 2004. During the first nine months of 2005 the Partnership undertook some periodic improvements to the Partnership's Sales Office, rocked some roads in Section 14, and paid $36,000 to the City of Boiling Spring Lakes in connection with the Phase II water assessment. During the first nine months of 2004, the Partnership undertook certain repairs to a dam.

              - CASH FLOWS FROM FINANCING ACTIVITIES

              Financing activities provided $60,200 of net cash during the first nine months of 2005, compared to $47 of net cash used in financing activities during the same period of 2004. The change is primarily attributable to the timing of payments of general partner's fees. At September 30, 2005, the Partnership had accrued two quarters of general partner's fees, whereas at September 30, 2004, only one quarter of general partner's fees was accrued.

              - LONG-TERM DEBT

              The Partnership had no long-term debt outstanding during 2005 or 2004.

              - NO DISTRIBUTIONS TO PARTNERS PLANNED; FUTURE INVESTMENTS

              A significant portion of the costs of subsequent phases of municipal water distribution as well as sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land. As of the date of this report, the Partnership is unable to determine the magnitude of these costs and accordingly has not accrued any provision in these financial statements. Management expects, however, that, if applied to the Partnership's current land holdings, these costs would be substantial and could exceed the Partnership's current cash balances. Moreover, it is the Partnership's experience that revenues are highly variable and may not be sufficient in future years to cover expenses and necessary capital expenditures, and that a bulk sale of assets for cash is extremely difficult to achieve. Absent a bulk sale, Management believes that the best use of the current cash balance and cash surpluses, if any, generated in future years is to preserve or improve the overall value of the

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2005
                                   (Unaudited)

              Partnership's assets by: (a) undertaking certain infrastructure and other improvements in the development; (b) making certain other real estate-related investments in or near Boiling Spring Lakes; and (c) pursuing limited scale home construction on lots owned by the Partnership as market conditions may allow. Management believes that this plan will, in future years, result in, among other things, an increase in the number of lots sold and a higher average sales price per lot than would otherwise be the case. There can be no assurance, however, that sufficient cash will be generated from operations to successfully implement Management's plan or that such plan will ultimately prove successful.

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

              Throughout the balance of 2005 and in 2006, the Partnership may make one or more real estate-related investments in and around Boiling Spring Lakes with a view towards enhancing the value of the Partnership's assets. The Partnership may utilize its own cash balances as well as seek to borrow from local financial institutions or others to fund such investment(s). Management expects that any effort to obtain financing will be successful but there can be no assurances that the Partnership will be able to obtain borrowed funds on acceptable terms or at all. Management will evaluate and determine on a continuing basis, depending upon market conditions and other factors the General Partner deems relevant, the most efficient and practical use of the Partnership's cash.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2005
                                   (Unaudited)


              OFF BALANCE SHEET ARRANGEMENTS

              The Partnership does not utilize off balance sheet arrangements, and there were none during the first nine months of 2005 or 2004.

              IMPACT OF INFLATION

              Real estate market conditions during 2004 and the first nine months of 2005 have permitted the Partnership to twice raise the asking price of its land, most recently in January 2005 by approximately fifteen percent (15%) more or less across the board. To the extent that sales prices reflect in part such increased asking prices, inflation may be deemed to have had a positive impact on the Partnership's operations during the first nine months of 2005 and 2004. Otherwise, inflation has had only a minor impact on the Partnership's operations during the first nine months of 2005 and 2004.

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

              The Partnership's interest-bearing assets at September 30, 2005 are as follows:

              - Cash, substantially all of which is deposited at a local financial institution. The interest rate earned on the cash balance is variable. During the third quarter of 2005, cash balances averaged $1,529,504.

              - Treasury securities. The Partnership invests in 91-day Treasury bills and zero coupon instruments available through the U.S.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2005
                                   (Unaudited)


                  Treasury's STRIPS program having a maturity of less than two years, all of which are intended to be held to maturity. The interest rates earned on Treasury Bills and Treasury STRIPS are set at the time of purchase. The interest rate earned on a bill or STRIP that matures may be different from that of a new bill or STRIP in which the proceeds are reinvested. During the third quarter of 2005, average invested balances were $950,577 for Treasury Bills and $292,976 for Treasury STRIPS.

              - The note receivable from the buyer of the assets of Fox Squirrel/The Lakes. The annual interest rate on the note is equal to the higher of (i) 8.75% and (ii) 2% over the Bank's prime rate. During the third quarter of 2005, the interest rate has not exceeded 8.75%.

              Had the average level of interest rates during the three months ended September 30, 2005 been higher or lower by 100 basis points or one percent (1%), the Partnership would have earned approximately $6,098 more or less, in interest income based upon average quarterly balances. Had the average level of interest rates during the nine months ended September 30, 2005 been higher or lower by 100 basis points or one percent (1%), the Partnership would have earned approximately $10,877 more or less, in interest income based upon average quarterly balances.

              As of September 30, 2005, Treasury Bills are included on the Partnership's balance sheet as a cash equivalent, and are stated at their cost, which approximates market.

              As of September 30, 2005, Treasury STRIPS are stated on the Partnership's balance sheet at their cost, which approximates market. Accreted interest is treated as interest income.

              As of September 30, 2005, the note receivable from the buyer of the assets of Fox Squirrel/The Lakes was stated on the Partnership's balance sheet at $139,375, the principal amount of the note receivable, which approximates its market value. The interest rate on the note receivable cannot decline below 8.75% and will increase to 2% above the borrower's principal bank's prime rate if the such bank's prime rate were to exceed 6.75%. This note receivable, like all variable rate instruments, is largely insulated from interest rate risk, and will not decline in value if market interest rates increase; however, should interest rates decline from what are already historically low rates, the market value of the note receivable will likely increase. A hypothetical 100 basis point (1%) increase or decrease in market interest rates from levels at September 30, 2005 would not cause the fair value of the note receivable to change by a material amount.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2005
                                   (Unaudited)


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

              Since the Registrant is a limited partnership, it has no officers or directors. Mr. Davis P. Stowell, President of the General Partner, carries out the functions of the principal executive officer and the principal financial officer of the Partnership. Mr. Stowell has, as of the end of the period covered by this quarterly report on Form 10-Q, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and has determined that

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2005
                                   (Unaudited)


              such disclosure controls and procedures are effective at the reasonable assurance level. There have been no changes during the third fiscal quarter of 2005 that materially affected or are reasonably likely to affect internal controls over financial reporting. The Partnership does not believe any significant deficiencies or material weaknesses exist in its internal controls over financial reporting. Accordingly, no corrective actions have been taken.

                       REEVES TELECOM LIMITED PARTNERSHIP

                               SEPTEMBER 30, 2005
                                   (Unaudited)


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

                               SEPTEMBER 30, 2005
                                   (Unaudited)


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

Date: November 10, 2005