Form 10-K
period 2005-12-31
REEVES TELECOM LTD PARTNERSHIP
filed 2006-03-31
CIK 314741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005
                                       or
|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to _______________

Commission file number: 110-9305

                       REEVES TELECOM LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

           South Carolina                                   57-0700063
---------------------------------------              --------------------------
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
 Partnership Units                                          None

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                        Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.
                                                                  Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.                                         |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer |_|   Accelerated Filer |_|    Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes |_| No |X|

On March 21, 2006, registrant had outstanding 1,811,562 partnership units. See
Item 5. There is no active market for the partnership units, nor was there an active market for the partnership units at any time during 2005. As of March 21, 2006, non-affiliates held 1,320,659 partnership units.

The following documents are incorporated by reference into this annual report on Form 10-K: NONE.

                        [THE REST OF THIS PAGE IS BLANK]

                                TABLE OF CONTENTS

                                                                                                                               Page
                                                                                                                            --------

PART I                                                                                                                             1

     Item 1. Business                                                                                                              1

     Item 1A. Risk Factors                                                                                                        11

     Item 1B. Unresolved Staff Comments                                                                                           20

     Item 2. Properties                                                                                                           21

     Item 3. Legal Proceedings                                                                                                    22

     Item 4. Submission of Matters to a Vote of Unit Holders                                                                      22

PART II                                                                                                                           23

     Item 5. Market for Registrant's Common Equity, Related Unit Holder Matters,
             and Issuer Purchases of Equity Securities                                                                            23

     Item 6. Selected Financial Data                                                                                              24

     Item 7. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                                                26

     Item 7A. Quantitative and Qualitative Disclosures about Market Risk                                                          38

     Item 8. Financial Statements and Supplementary Data                                                                          39

     Item 9. Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                                                                 39

     Item 9A. Controls and Procedures                                                                                             39

     Item 9B. Other Information                                                                                                   40

PART III                                                                                                                          41

     Item 10. Directors and Executive Officers of Registrant                                                                      41

     Item 11. Executive Compensation                                                                                              42

     Item 12. Security Ownership of Certain Beneficial Owners and Management and
              Related Unit Holder Matters                                                                                         43

     Item 13. Certain Relationships and Related Transactions                                                                      44

     Item 14. Principal Accountant Fees and Services                                                                              46


                                                                                                                               Page
                                                                                                                            --------

PART IV                                                                                                                           48

     Item 15. Exhibits and Financial Statement Schedules                                                                          48

SIGNATURES                                                                                                                        51

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

      The Partnership succeeded to the ownership of real estate situated within two developments, Boiling Spring Lakes in North Carolina, and Pimlico Plantation in South Carolina. By 1990, substantially all of the real estate in Pimlico Plantation had been sold (with the final lot sold in 2003), and, since then, the Partnership's principal assets have been its real estate in Boiling Spring Lakes and a golf course and country club located within that development. See "Item 2. Properties."

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

o  Boiling Spring Lakes

   o  Real Estate Sales

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

      As used in Table 1 and throughout this Annual Report on Form 10-K:

      o "individual lot" refers to a platted residential lot (a platted residential lot owned by the Partnership typically comprises approximately 1/3-acre, although some lots are less than 1/4-acre and some comprise up to 5 acres);

      o "unimproved individual lot" refers to an individual lot on which construction of a house has not yet been started;

      o "improved individual lot" refers to an individual lot on which the construction of a house has been started, even if at the time of sale construction was not completed;

      o "commercial land" refers to land zoned or otherwise intended by the Partnership for commercial use; and

      o "other land" refers to all other types of unimproved land of varying sizes.

                     TABLE 1: REVENUE FROM REAL ESTATE SALES
                AND TYPE OF PROPERTY SOLD IN BOILING SPRING LAKES

                                      2005              2004           2003            2002            2001
                                ------------------ --------------- -------------- ---------------- -------------

Revenue
-------------------------------

Individual lots:

     Unimproved                        $1,899,321[a]   $1,114,147       $228,849         $155,680 [c]  $347,832

     Improved                             167,135              --             --               --            --

Commercial land                                --          59,821        230,013           65,410            --

Other land                                421,195              --             --           94,774 [d]    72,911
                                ------------------ --------------- -------------- ---------------- -------------

Total revenue                          $2,487,651      $1,173,968       $458,862         $315,864      $420,743
                                ================== =============== ============== ================ =============

Type of Property Sold
-------------------------------

Individual lots:

     Unimproved                                81[b]           86             27               17 [e]        68

     Improved                                   1              --             --               --            --

Commercial land (acres)                        --               3              7                6            --

Other land (acres)                             54              --             --               20 [f]        23

Notes:
[a] Includes $55,000 relating to the value of land in an exchange of 6 lots for a five-acre tract.
[b]   Includes 6 lots exchanged by the Partnership for a five-acre tract.
[c] In the Partnership's Annual Reports on Form 10-K for the years ended December 31, 2002 and 2003, such amount was shown as $250,454, which includes $94,774 of revenue from the sale of two 10-acre tracts. See Note
      (d).
[d] In the Partnership's Annual Reports on Form 10-K for the years ended December 31, 2002 and 2003, such revenue was included with revenue from the sale of unimproved individual lots.
[e] In the Partnership's Annual Reports on Form 10-K for the years ended December 31, 2002 and 2003, the number of lots sold was shown as 19, which includes two 10-acre tracts sold in 2002. See Note (f).
[f] In the Partnership's Annual Reports on Form 10-K for the years ended December 31, 2002 and 2003, two 10-acre tracts were counted as two unimproved individual lots sold.

      The City of Boiling Spring Lakes has no central sewer system. As a result, homes and commercial buildings within the development use septic tanks. Since the 1970's, health standards in Brunswick County have become increasingly stringent regarding septic tanks and on-site sewage disposal. Management estimates that 70% to 75% of the property in Boiling Spring Lakes that would have complied with applicable regulations in the 1970's do not meet present health standards. This has had a detrimental effect on the Partnership's real estate operations, primarily by substantially reducing the price that the Partnership can realize for land that is not suitable for the installation of an individual on-site septic system. In limited cases, the problem can be cured by the use of drains, or by the scraping away of hard pan and adding fill dirt. In most cases, however, the only solution to the inability to install an on-site septic system on individual lots is to install a sewer system covering multiple lots, portions of a section, or larger areas. In 1997, the Partnership installed a small multi-user system on certain commercial land. Depending upon the Partnership's financial resources, the market for real estate in and around Boiling Spring Lakes, and economic conditions generally, among other factors, Management may consider installing one or more similar multi-user systems in other areas of the development in the future but currently there are no plans to do so. The Partnership has no plans to install a sewer system covering most or all of the land remaining in the Partnership's inventory. Brunswick County has plans for an area-wide sewer system for Boiling Spring Lakes; however, there is no firm date for the County to begin installing such a system and the Partnership believes that installation is at least several years in the future. A private contractor may install a sewer system to serve land that he owns, and land owned by others, including the Partnership, may be able to connect to such system if built; however, to date no such private sewer system has been built in the development and obstacles would have to be overcome for any such system to be built in the future.

   o  Golf Course and Country Club

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

      In connection with the sale of the assets of Fox Squirrel/The Lakes, in March 2001, the Partnership and WW-Golf entered into an indemnification agreement relating to the remediation of certain environmental contamination from an underground storage tank formerly located on the golf club grounds. Pursuant to such agreement, WW-Golf had the right to extend the maturity of the Promissory Note if the Partnership had not, prior to the original March 9, 2004 maturity date, completed the remediation. The indemnification agreement limited the length of time that the maturity date could be extended to 20 years. In connection with the modification of the Promissory Note terms in June 2003, the Partnership and WW-Golf agreed to a modification of the indemnification agreement that limits the Partnership's indemnification to not later than June 17, 2005. In addition, WW-Golf gave up its right to further extensions of the Promissory Note's maturity date. Although the Partnership completed remediation work by December 31, 2001, the North Carolina Department of Environment and Natural Resources ("NCDENR") required the Partnership to continue monitoring and testing the subsurface groundwater into early 2004. The written test results of sampling of subsurface groundwater taken in February 2004 were submitted to NCDENR and on May 4, 2004 NCDENR issued a Notice of No Further Action that, in effect, ends the matter. See "Item 1A. Risk Factors - Environment Matters - Underground Storage Tank."

      The Partnership's revenue and operating loss from Fox Squirrel/The Lakes for the last five fiscal years ended December 31 are shown on Table 2, below.

                       TABLE 2: REVENUE AND OPERATING LOSS
               FOX SQUIRREL COUNTRY CLUB / THE LAKES COUNTRY CLUB

                           2005           2004           2003            2002           2001
                      --------------- -------------- -------------- --------------- --------------

    Revenue                      $--            $--            $--             $--       $32,511
    Operating loss                --             --             --              --       (67,326)

      The Partnership sold the assets of Fox Squirrel/The Lakes on March 9, 2001 and, accordingly, the results of Fox Squirrel/The Lakes are shown as a discontinued operation on the Partnership's financial statements for all periods presented. Revenue and Operating Loss for 2001 shown in Table 2 are for the period from January 1, 2001 until March 9, 2001.

   o  Other

      From time to time, the Partnership has generated revenue in Boiling Spring Lakes from sources other than real estate sales and Fox Squirrel/The Lakes, such as rental income. The amount of revenue generated from such sources during the last five fiscal years ended December 31 is shown on Table 3, below.

                     TABLE 3: OTHER REVENUE AND OTHER INCOME
                             IN BOILING SPRING LAKES

                                          2005          2004         2003         2002         2001
                                       ------------ ------------- ------------ ------------ ------------

    Other revenue [a]                          $--           $--          $--          $--       $8,920
    Rental income (loss) - net [b]          (5,553)        1,267        1,375        3,766        2,550

Notes:
[a]   Reported under "Revenues" on the Statements of Operations.
[b] Reported as a separate line item under "Operating Income (Loss) " on the Statements of Operations.

o  Pimlico Plantation

      Pimlico Plantation is a development located in Berkeley County, South Carolina. Virtually all of the land in Pimlico Plantation was sold in past years. Revenue from lot sales and the number of lots sold during the last five fiscal years ended December 31 are set forth in Table 4, below.

                     TABLE 4: REVENUE FROM REAL ESTATE SALES
                  AND NUMBER OF LOTS SOLD IN PIMLICO PLANTATION

                                  2005           2004           2003           2002            2001
                             --------------- -------------- -------------- --------------- --------------

      Revenue                           $--            $--        $24,545             $--        $20,104
      Individual lots sold               --             --              1              --              1

      During the first quarter of 2002, the Partnership donated two recreational lots to the Pimlico Civic Club. These two lots had no realizable value and were carried on the Partnership's balance sheet at no cost. Consequently, the Partnership recorded no gain or loss from the donation. The last lot owned by the Partnership in the development was sold in 2003; consequently, the Partnership no longer owns any assets in Pimlico Plantation.

o  Seasonality

         The sale of real estate in North Carolina is seasonal. The Partnership has generally experienced slower than average lot sales in the period from November to January, inclusive.

o  Marketing and Advertising

         The Partnership's marketing and advertising plan emphasizes the print media to promote the sale of its land and, when available for sale, improved individual lots.

o  Patents, Trademarks, Licenses, Franchises, and Concessions Held.

         Other than a real estate brokerage license issued by the State of North Carolina Board of Realtors to the Partnership's General Manager, who acts as the Partnership's real estate sales person, the Partnership's business is not dependant in any material respect on any patent, trademark, license, franchise, or concession.

o  Dependence Upon Customers

      From time to time, the Partnership sells tracts of land or blocks of lots to developers or others. Generally, however, the Partnership is not dependent in any respect upon one or a few customers, the loss of any one of which might significantly affect the financial results of the Partnership.

      During the year ended December 31, 2005, the Partnership sold individual undeveloped lots in Boiling Spring Lakes to one buyer for an aggregate of $657,689, or approximately 26% of total revenue from property sales in 2005. During the year ended December 31, 2004, the Partnership sold individual undeveloped lots in Boiling Spring Lakes to two separate buyers for an aggregate of $307,485, or approximately 26% of total revenue from property sales in 2004. During the year ended December 31, 2003, the Partnership sold undeveloped commercial land in Boiling Spring Lakes to three separate buyers for an aggregate of $230,013, or approximately 48% of total revenue from property sales in 2003.

o  Competition

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

      Some real estate developers in Brunswick County provide some form of seller financing to buyers. The terms of such financing may be more favorable to buyers than are generally available from financial institutions. The Partnership typically sells its properties for cash, and buyers who require financing to complete their purchase typically obtain financing from financial institutions. On occasion, the Partnership fails to complete the sale of a property due to the inability of the potential buyer to obtain financing.

      Management believes that the Partnership can compete effectively against other real estate developers, many of whom are believed to have substantially greater resources than the Partnership, and other sellers of real estate principally on the basis of price.

o  Recent Real Estate Market Conditions

   o  Residential

      The residential real estate market in Brunswick County, North Carolina was weak for most of 2003, continuing a trend that began in 2001. Not until late 2003 did the combination of low interest rates and a generally improving national and regional economy lead to a perceptible increase in demand for buildable residential lots in Boiling Spring Lakes. The real estate market was strong for the last nine months of 2004 and all of 2005. While historically low interest rates helped to fuel property sales, Management believes that the principal driving force in the local residential real estate market was the strong real estate markets in the nearby North Carolina beach communities, such as Carolina Beach, Kure Beach, Oak Island, and Wrightsville Beach, which had the dual effect of diverting potential home buyers from those communities to less expensive communities, such as Boiling Spring Lakes, and of allowing homeowners in those communities to sell their properties at extremely favorable prices and to buy a new home in a less expensive, inland community, such as Boiling Spring Lakes. In addition, Management believes that the gradual increase in interest rates that began in mid-2005 led to some speculative buying of residential lots within Boiling Spring Lakes by buyers hoping to lock in favorable financing terms before interest rates increased further.

      Management believes that the Partnership's sales performance in 2004 and 2005 was the result of convergent factors which are unlikely to be replicated in 2006. While the local real estate market remained strong early into 2006, Management believes that demand for buildable lots and market prices for such lots in Boiling Spring Lakes will likely abate in the second or third quarter of 2006 as interest rates continue to increase gradually, and that, as a result, the number of individual lots sold and revenues from the sale of such lots in 2006 will likely fall short of 2005's levels.

   o  Commercial

      Historically, the Partnership's sales of commercial land have been sporadic, and often the Partnership records no sales of commercial land in a year. Commercial development in Boiling Spring Lakes has largely been concentrated along a stretch of State Road 87, the main road into and out of the development. The local commercial real estate market has never been very strong, due to the City's relatively small population, the lack of sewer service, and the availability of shopping and services in nearby towns, especially Southport, and large regional shopping centers in Wilmington. Nevertheless, construction was active during 2005, with a Dollar General store and a three-unit retail/office building completed and a second three-unit retail/office building started. Management believes that construction of one or more additional commercial buildings along State Road 87 will occur during 2006, and that such construction will have a positive affect on sales of commercial land in 2006 and future years, but the timing and amount of revenue generated from sales of commercial land cannot be accurately projected.

o Government Regulation; Environmental Laws and Regulations; Endangered and Protected Species

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

o  Employees

      The Partnership has two full-time employees, both of whom are located in the sales office in Boiling Spring Lakes, North Carolina. The General Partner has no full-time employees. The President of the General Partner devotes a portion of his time to the management and affairs of the Partnership. Such person, however, has other responsibilities and he will devote only as much of his time to the business of the Partnership as the General Partner, in its judgment and experience, determines is reasonably required.

o  Liquid Assets and Reserves

      As of December 31, 2005, the Partnership held $1,527,006 in cash and cash equivalents, and had $1,979,948 invested in short-term U.S. Treasury securities having a maturity of more than 91 days but less than one year. Accounts payable and accrued expenses, including accrued expenses owed to affiliates, as of such date totaled $352,176.

      The Partnership Agreement obligates the General Partner to distribute Distributable Cash (as such term is defined in the Partnership Agreement). Distributable Cash excludes, among other items, reserves established for working capital, contingent liabilities, taxes, debt service, repairs, replacements, renewals, capital expenditures, or other purposes consistent with the Partnership Agreement. Such reserves are used solely for calculating Distributable Cash and are not treated as deductions from income for accounting purposes. At the beginning of 2001, reserves totaling $1,225,000 had been established. During 2001, reserves totaling $100,000 were established to fund repairs to a dam and certain road repair and improvement work within the development. During 2002, reserves totaling $100,000 were established to fund the additional cost of repairs to the dam and certain road repair and improvement work within the development. During 2003, reserves totaling $250,000 were established to fund costs associated with the extension of municipal water service to land owned by the Partnership and to fund certain road repair and improvement work within the development. During 2004, reserves totaling $200,000 were established to fund certain road repair and improvement work within the development, and the possible installation of a multi-user septic system for certain commercial land. Also during 2004, the Partnership established a $1,000,000 reserve relating to the extension of sewer service to land owned by the Partnership. During 2005, reserves totaling $550,000 were established to fund surveying, road improvement and repairs, and improvement of certain commercial land. Also during 2005, an additional reserve of $2,500,000 was established relating to the extension of sewer service to land owned by the Partnership. Since the timing of, and costs associated with, the extension of sewer service to the Partnership's land cannot presently be estimated with any certainty, Management believes that the $1,000,000 initial reserve and supplemental $2,500,000 reserve for the extension of sewer service to the Partnership's land will have to be supplemented further in future years but Management is not yet able to reasonably estimate the amount of any such further reserves.

Item 1A. Risk Factors

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

o  Deterioration in Economic Conditions and the Real Estate Market

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

o  Concentration of Business in North Carolina

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

o  Changes in Interest Rates

      The Partnership's business is sensitive to changes in interest rates. Generally, demand for real estate decreases when interest rates are high or increasing, and demand increases when interest rates are low or decreasing. Interest rates have increased slowly during 2005 yet remain low by historical standards. Further increases in interest rates could reduce the demand for individual lots, commercial properties, and other land that the Partnership sells or develops. A reduction in demand could materially adversely affect the Partnership's profitability.

      The Partnership currently invests most of its cash in a money market account at a local financial institution and in U.S. Treasury securities having a maturity of one year or less that are held to maturity. The Partnership has exposure to changes in interest rates in that: (a) at the time any such Treasury security matures, if the market interest rate is lower than that on the maturing Treasury security, future interest income will decrease due to the lower interest rate; and (b) interest rates paid on money market balances fluctuate with changes in market interest rates, therefore, interest earned on balances held in a money market account will decrease if market interest rates decrease.

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

o  Real Estate Operations are Cyclical

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

o  Real Estate Assets are Illiquid

      Real estate generally cannot be sold quickly. Other than for individual lots, the Partnership experiences great volatility in the sale of its land, and often the Partnership records no sales of commercial land and tracts in a fiscal year. It may not be possible to sell property on favorable terms when it is to the Partnership's economic advantage to do so.

o  Natural Disasters

      The 2005 hurricane season was unprecedented in the United States. Hurricane Katrina, in particular, caused severe devastation in New Orleans and the Mississippi Gulf Coast in August, which led to increased costs and shortages of construction labor and building supplies throughout the entire southeastern United States. Another active hurricane season in 2006 could negatively affect the Partnership's real estate sales by decreasing demand for housing - and, therefore, the real estate on which new houses are built - in areas prone to hurricanes and could also lead to further increased costs and shortages of construction labor and building supplies.

      More generally, the southern coastal region of North Carolina has historically experienced natural disasters, such as fires, hurricanes, floods, unusually heavy or prolonged rain, and droughts. In the past, the Partnership's operations have been affected by such occurrences through lower real estate sales and higher operating and capital costs associated with clean-up and repairs in the aftermath of such occurrences. The occurrence of natural disasters, such as fires, hurricanes, floods, unusually heavy or prolonged rain, and droughts, could have a material adverse effect on the Partnership's ability to develop and sell properties or realize income from projects, and could result in higher than expected operating and capital costs.

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

o  Competitors

      The real estate business is highly competitive. The Partnership competes with a large number of companies and individuals, many of whom are believed to have substantially greater financial and other resources than the Partnership. Some of the competitors are active in markets in other regions or throughout the entire United States. The Partnership's ability to weather downturns in the local real estate market or respond to changing trends in the real estate business may be substantially less than some or many of its larger competitors.

o  Environmental Matters - General

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

o  Environmental Matters - Underground Storage Tank

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

      In connection with the sale of the assets of Fox Squirrel/The Lakes, the Partnership entered into an indemnification agreement with WW-Golf, the buyer of the assets. Pursuant to such indemnification agreement, as amended, the Partnership's liability related to testing and remediation involving the underground storage tank terminated on June 17, 2005. However, should NCDENR require additional testing and/or remediation beyond June 17, 2005, and should WW-Golf be unable to bear the entire cost of such testing and/or remediation, it is possible that the Partnership will be required to bear some or all of such costs.

o  Endangered/Protected Species

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

o  Zoning and Other Regulations

      At December 31, 2005, the Partnership owns approximately 245 acres of undeveloped, unplatted land intended for residential use and approximately 220 additional acres of undeveloped, unplatted land intended for commercial use. Changes in zoning or other regulations may prevent the Partnership from subdividing all or a substantial portion of such acreage, which, in turn, may adversely affect the Partnership's ability to continue generating revenue from real estate sales and/or its ability to effect a bulk sale of all or substantially all of its assets. Rezoning commercial land for residential use may not be possible or, if possible, may be prohibitive due to time and cost. The inability to obtain a rezoning of commercial land may prevent the Partnership from realizing any value in a sale of such land. In addition, changes in zoning or other regulations may require substantially greater expenditures by the Partnership than expected to complete one or more new projects.

o  Availability of Water and Sewer Services

      The lack of municipal water and public sewer services has been a major inhibiting factor in the Partnership's efforts to sell and/or develop land in Boiling Spring Lakes. Prior to 2004, virtually all residents in the development were forced to rely upon well water and individual septic systems. The City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development in 2004. The extension of water service to other portions of the development will depend on, among other factors, the ability to control costs of laying pipelines and the demand for such water service. Brunswick County has plans for an area-wide sewer system for Boiling Spring Lakes; however, there is no firm date for the County to begin installation of such a system and the Partnership believes that such installation is at least several years in the future. A private contractor may elect to install a sewer system to serve a portion of Boiling Spring Lakes where he is looking to develop commercial and/or residential land that he owns; however, there is no certainty that any such private sewer system will be installed or, if installed, that land owned by the Partnership may connect to such private sewer system. A significant portion of the cost of water distribution and sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land. Management cannot estimate with any certainty the amount of any future assessment by the City for installation of water or by the County or a private contractor for installation of sewer lines, nor can it predict with any certainty when any such assessments may be made or, once made, become due. If the Partnership is liable for any such assessment and has insufficient funds to pay such assessment when due or is unable to obtain financing on terms Management believes to be acceptable, the Partnership may be unable to continue operating and may become insolvent.

o  Costs Associated with Building and Maintaining Roads

      The Partnership is responsible for maintaining certain roads, most of which are unpaved, and certain road rights-of-way within the City of Boiling Spring Lakes. The Partnership may complete some or all of the roads, or a portion of some or all of the roads, but there is no contractual obligation to do so. It may be difficult or impossible for the Partnership to sell lots located on uncompleted roads or on roads that are not rocked or paved with asphalt, and the sales price of a lot situated on an uncompleted road or a road that is neither rocked nor paved with asphalt would likely be substantially less than what the Partnership might otherwise obtain. The Partnership has not set aside any money or entered into any bond, escrow, or trust agreement to assure completion of the roads, or to fund the rocking or paving of roads with asphalt.

      The costs to complete a road, and to rock or pave a road with asphalt are capitalized and added to the Partnership's cost basis of land held for sale. When the Partnership sells land situated on a completed road, or a road that has been rocked or paved with asphalt, the direct cost of land sold will reflect the capitalized costs. As a result, the Partnership will likely achieve a higher sales price for land situated on a completed road, or a road that has been rocked or paved with asphalt, but the direct cost of such land sold will also be higher than for a lot which does not reflect such capitalized costs.

      The City of Boiling Spring Lakes will not assume any road that is not paved with asphalt, and the City need not assume any paved road. Accordingly, unless and until the Partnership completes a road and has it paved with asphalt, and the road has been assumed by the City, the Partnership will be responsible for maintaining such road and the right-of-way. Since 2001, the Partnership has spent a total of approximately $71,000 for rocking and paving roads. Otherwise, in recent years, the Partnership has not spent significant amounts toward building or maintaining roads and rights-of-way, and the cost to maintain them may increase substantially. The failure by the Partnership to provide proper maintenance of the roads and rights-of-way which have not been assumed by the City may subject the Partnership to substantially greater risk of litigation from persons adversely affected by such failure.

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

o  Increased Operating or Capital Costs Relating to Dam

      The Partnership is responsible for the maintenance and repair of a dam designed to retain water in one of the lakes. The dam was breeched and partially washed out following a severe storm approximately ten years ago. The Partnership has spent a total of approximately $113,000 since 2001 to repair the dam, and Management expects to spend an additional $66,000 on repairs during 2006. The Partnership intends to deed the dam to the City of Boiling Spring Lakes after the repairs have been completed. The City has indicated that it will accept the title after completion of the additional repairs and once it is comfortable that the dam has been fully repaired and has successfully retained water following a period of heavy rain. Until such time as the title is transferred, there can be no assurance that the City will not require the Partnership to undertake and complete additional work on the dam, or decide not to accept title, notwithstanding additional work on the dam by the Partnership. The occurrence of a hurricane, flood, or unusually heavy or prolonged rain could result in damage to the dam. In such an eventuality before the transfer of title to the dam, the Partnership would be responsible for the repair costs, which could be substantial, and until such repair is completed, the Partnership's ability to develop and sell properties or realize income from projects could be materially adversely affected.

o  New Projects

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

o  Need for Additional Capital

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

o  Insurance Risks; Uninsured Damage to Property

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

o  Financial Covenants on Indebtedness

      At December 31, 2005, the Partnership has no debt outstanding. Should the Partnership incur indebtedness in the future, required payments on such future indebtedness generally would not be reduced if the Partnership's economic performance declines. If the Partnership's economic performance declines, cash flow from operations would be reduced. Under such circumstances, the Partnership might not be able to sell some of its assets quickly enough to avoid default on any such future indebtedness. If debt service payments could not be made, the Partnership might sustain a loss, suffer foreclosure by a mortgagee, or suffer judgments against the Partnership.

o  FDIC Insurance Risk

      The Partnership maintains its cash primarily at a bank insured by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC, an independent agency of the United States government, insures deposits up to $100,000 per depositor, per bank, subject to certain conditions. At December 31, 2005, the Partnership maintained cash balances $229,978 in excess of FDIC-insured amounts. In the event that the bank where the Partnership maintains its accounts becomes insolvent, the Partnership may lose some or all of such excess.

o  SIPC Insurance Risk

      The Partnership purchases and holds Treasury securities through a brokerage account at a securities broker-dealer insured by the Securities Investor Protection Corporation ("SIPC"). The SIPC, a non-profit corporation set up and funded by the brokerage industry, insures investors accounts up to $500,000 per investor, subject to certain conditions, in the event that a member brokerage firm goes bankrupt and cash and securities are missing from customer accounts. At December 31, 2005, the Partnership's aggregate investment in Treasury bills and other Treasury securities had a value $2,661,983 in excess of SIPC-insured amounts. In the event that the broker-dealer where the Partnership maintains its securities becomes insolvent and the securities are missing from the Partnership's account, the Partnership may lose some or all of such excess.

o  Structure as a Limited Partnership

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

Item 1B. Unresolved Staff Comments

      Not applicable.

Item 2.  Properties

      Boiling Spring Lakes began in 1962 as a 14,000-acre development. Part of the tract is now within the City of Boiling Spring Lakes, North Carolina, which has approximately 3,600 residents. Boiling Spring Lakes is in Brunswick County, 25 miles southwest of Wilmington, North Carolina, and 8 miles northwest of Southport, placing the city in the northern portion of the coastal corridor connecting Wilmington, North Carolina and Myrtle Beach, South Carolina.

      The Partnership's principal asset is its undeveloped land in Boiling Spring Lakes, comprising approximately 840 acres. As of December 31, 2005, the Partnership owns the following:

      o approximately 375 acres, divided into 1,124 platted unimproved individual lots, both recorded and unrecorded, intended for residential use;

      o approximately 245 acres of undeveloped land intended for residential use;

      o approximately 220 acres of undeveloped land intended for commercial use;

      o a building comprising approximately 500 sq. ft. that is leased to the City of Boiling Spring Lakes at a rate of $1 per year for use as a post office; and

      o     a sales office comprising approximately 1,269 sq. ft.

      The Partnership obtained from Robert C. Cantwell and Associates (the "Appraiser") an independent MAI appraisal report dated February 22, 2006 valuing the Partnership's real estate assets located in Boiling Spring Lakes at December 31, 2005. Such assets comprise substantially all of the assets of the Partnership on such date other than cash, U.S. Treasury securities, and the Promissory Note. The appraisal values the appraised assets at $6,900,000 (the "Appraised Value"). The Appraised Value is the Appraiser's opinion of the most probable price which the property should bring in a competitive and open market under all conditions requisite to a fair sale, and assumes, among other things, a typically motivated buyer and seller in an "arm's length" transaction, both parties are well informed or well advised about the assets and each acting in what he considers his own best interest, and a reasonable time is allowed for exposure in the open market. As such, there is no guarantee that the Partnership could realize the Appraised Value of such assets upon a sale. The actual sale price could be higher or lower than the Appraised Value. The appraisal is not in connection with any requested minimum, maximum or specific appraised value, any pending or proposed sale or other transaction, or approval of any loan involving the appraised assets or the Partnership. The foregoing summary of the appraisal is limited in its entirety to the full appraisal report, a copy of which is filed with the Securities and Exchange Commission as an exhibit to this Annual Report on Form 10-K (the photographs, maps and drawings that appear in the hard copy of the appraisal are necessarily excluded from the electronic filing of the exhibit).

      During 1988, the Partnership reduced the carrying value of the Boiling Spring Lakes property as a result of an appraisal obtained in December 1988. During 1993, 1995, 1998, 2000, and 2004, the Partnership obtained updated appraisals of the Boiling Spring Lakes property. Based upon those updated appraisals, no additional reduction to the carrying value was made. As a result of the appraisal dated as of December 31, 2005 and in view of current market conditions, the Partnership and its accountants believe that the valuation allowance at December 31, 2005 is appropriate, and that no adjustment to the valuation allowance need be made.

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

      To increase lot sales, in 1995, Management initiated a project involving the construction of a house on a lot owned by the Partnership and the immediate marketing of the house and lot for sale, with the cost of construction financed with a line of credit from a local bank. The Partnership achieved some success through 1999, selling five properties and earning a profit on each sale; however, the Partnership elected to suspend the project in 2000 in view of rising construction costs and decreased margins. The Partnership has not constructed any houses since 2000, though Management may resume the project during 2006.

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

      No matters were submitted to a vote of unit holders during the fourth quarter of 2005.

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

      As of December 31, 2005, there were 1,951 registered holders of partnership units. The total number of record holders has not changed substantially from December 31, 2005 to March 21, 2006, the latest practicable date prior to the filing of this Annual Report on Form 10-K.

      The Partnership paid no cash distributions to partners in 2005 and Management expects that no such distributions will be paid in 2006 or in the next several years, even though the Partnership's earnings may indicate an ability to do so.

      At this time Management cannot estimate with any certainty the amount of any future assessment for installation of water and sewer lines to land owned by the Partnership, nor can it predict with any certainty when any such assessments may be made or, once made, become due. If the Partnership is liable for any such assessment and has insufficient funds to pay such assessment when due or is unable to obtain financing on terms Management believes to be acceptable, the Partnership may be unable to continue operating and may become insolvent. Furthermore, it is the Partnership's experience that revenues are highly variable and may not be sufficient in future years to cover expenses and necessary capital expenditures, and that a bulk sale of assets for cash is extremely difficult to achieve.

      Management believes that without a sale of all or substantially all of the Partnership's real estate, it would be imprudent to make a distribution to partners until the Partnership knows with reasonable certainty the amount and timing of any assessments relating to installation of water and sewer lines affecting the Partnership's properties. Furthermore, the amount and timing of any distributions would be dependant upon the Partnership's business being established to operate at a level sufficient to consistently generate revenues in excess of expenses and capital expenditures.

      Absent a bulk sale, Management believes that the best use of the current cash balance and cash surpluses, if any, generated in future years is to preserve or improve the overall value of the Partnership's assets by: (a) investing cash in short-term Treasury securities, (b) undertaking certain infrastructure and other improvements in the development; and (c) making selected other real estate-related investments in or near Boiling Spring Lakes, as market conditions may allow. Management believes that this plan will, in future years, result in, among other things, an increase in the number of lots sold and a higher average sales price per lot than would otherwise be the case. There can be no assurance, however, that sufficient cash will be generated from operations to successfully implement Management's plan.

      From time to time, in accordance with applicable securities laws, the Partnership may utilize excess cash by repurchasing partnership units, although there are currently no plans to do so. Since the amount of excess cash available for such purpose cannot be estimated at this time due to the inability to accurately estimate the amount of any assessments related to water and sewer service and also due to the highly variable nature of the Partnership's cash flow, there can be no assurance as to the number of partnership units which will actually be repurchased, if any such repurchases will, in fact, occur, or the prices at which such repurchases, if any, will be made.

      There were no purchases of partnership units by the Partnership, the General Partner, or any affiliate of either of the foregoing, during 2005. As of the date of this Annual Report on Form 10-K, none of the Partnership, the General Partner, or any affiliate of either of the foregoing has made any filing with the Securities and Exchange Commission with respect to any planned repurchases of partnership units.

Item 6. Selected Financial Data

      The selected financial data set forth in Tables 5 and 6, below, has been derived from the Partnership's historical audited financial statements. The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and related notes thereto.

      It is the Partnership's experience that its historical financial condition and results of operations are not reliable indicators of future financial condition and results of operations. Sales of real estate for development in Boiling Spring Lakes are highly variable, both as to the amount of land sold as well as the sales price per lot. See also "Item 1A. Risk Factors," for a discussion of material uncertainties that might cause the Partnership's future financial condition or results of operations to be materially different from the historical financial condition and results of operations.

                                      TABLE 5: SELECTED INCOME STATEMENT DATA

                                                                    Year Ended December 31,
                                             --------------- ------------- ------------- ------------- -------------

                                                  2005           2004          2003[a]      2002[a]      2001[a]
                                             --------------- ------------- ------------- ------------- -------------

Revenues:

  Property sales                                 $2,487,651    $1,173,968      $483,407      $315,864      $440,847

  Sale of golf club

    Prev. deferred revenue                               --            --       862,500            --            --

    Prev. deferred interest income                       --            --       149,745            --            --

    Interest income on note receivable                   --            --         6,145            --            --

  Other interest income and fin. charges             74,908        20,984         3,559         5,399         7,867

  Other revenue                                       4,501            --            --           379         8,920
                                             --------------- ------------- ------------- ------------- -------------

    Total revenues                                2,567,060     1,194,952     1,505,356       321,642       457,634

Operating expenses:

  Direct costs of property sold                     163,091        41,062       462,256         8,643        31,757

  Selling, general & admin. expenses                675,135       484,363       443,135       311,525       376,384

  Depreciation                                        2,791         1,730         1,468         2,571         2,462

  Interest                                               --            --         4,702        10,308         9,801
                                             --------------- ------------- ------------- ------------- -------------

    Total operating expenses                        841,017       527,155       911,561       333,047       420,404
                                             --------------- ------------- ------------- ------------- -------------

Operating income (loss)                           1,726,043       667,797       593,795       (11,405)       37,230

Rental income (loss) - net                           (5,553)        1,267         1,375         3,766         2,550
                                             --------------- ------------- ------------- ------------- -------------

Income (loss) from continuing ops.               $1,720,490      $669,064      $595,170       $(7,639)      $39,780

Loss from discontinued operations                        --            --            --            --       (67,326)
                                             --------------- ------------- ------------- ------------- -------------

   Net income (loss)                             $1,720,490      $669,064      $595,170       $(7,639)     $(27,546)
                                             =============== ============= ============= ============= =============

Per Unit Data
--------------------------------------------

Net income (loss)                                     $0.95         $0.37         $0.33           $--       $(0.02)

Distributions                                           $--           $--           $--           $--           $--

Notes:
[a] In March 2001, the Partnership sold the assets of Fox Squirrel Country Club for total consideration of $862,500, consisting of $150,000 cash and a note receivable having an initial principal amount of $712,500. The transaction was originally recorded on the Partnership's financial statements using the deposit method as defined in SFAS 66. Among other things, the assets that were sold remained on the Partnership's balance sheet and were classified as assets held for sale or disposal, and the operations of the golf course and country club were classified as discontinued operations through the date of sale. In June 2003, the buyer made an early repayment of principal of $534,748. With such repayment of principal, the cash consideration paid by the buyer exceeded 25% of the total consideration paid for the assets. Accordingly, for the fiscal year ended December 31, 2003, the transaction was recorded on the Partnership's financial statements as a sale of assets and a $341,221 gain on the sale of the assets was recognized.

      Certain amounts in Table 5 for prior years are reclassified to conform to the presentation in the current year. Such reclassifications have not resulted in a change in net income or loss.

                      TABLE 6. SELECTED BALANCE SHEET DATA

                                                                        At December 31,
                                            ------------------------------------------------------------------------
                                                2005           2004           2003[a]       2002[a]      2001[a]
                                            -------------- ------------- -------------- ------------- --------------
   Cash, prepaid expenses and other
       current assets                          $3,511,837    $1,504,988       $823,274      $320,661       $312,485

   Properties held for sale and
       property and equipment, net                401,722       521,128        489,777       921,485        846,591

   Note receivable                                138,303       142,457        146,265            --             --

   Total assets                                 4,051,862     2,168,573      1,459,316     1,242,146      1,159,076

   Accounts payable and accrued expenses          352,175       189,377        149,184       138,657        123,051

   Deposit on contract                                 --            --             --       280,245        200,548

   Long-term debt                                      --            --             --       108,282        112,876

   Total liabilities                              352,175       189,377        149,184       527,184        436,475

   Partners' capital                            3,699,686     1,979,196      1,310,132       714,962        722,601

Notes:
[a] In March 2001, the Partnership sold the assets of Fox Squirrel Country Club for cash an a note receivable. In accordance with SFAS 66, the assets that were sold remained on the Partnership's balance sheet and were classified as assets held for sale or disposal, the operations of the golf course and country club were classified as discontinued operations through the date of sale, the cash down payment was recorded as a deposit on the sale contract, and payments made by the buyer on the note receivable were recorded as increases in the deposit on the sale contract. In June 2003, the buyer made an early repayment of principal on the note receivable. With such repayment of principal, the cash consideration paid by the buyer exceeded 25% of the total consideration paid for the assets. Accordingly, for the fiscal year ended December 31, 2003, the transaction was recorded on the Partnership's financial statements as a sale of assets and a $341,221 gain on the sale of the assets was recognized.

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

Special Note on Forward-Looking Statements

      In addition to historical information, this Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable securities laws. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, achievements, or events, and may contain forward-looking words or phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "project," "strategies," "will be," "will continue," "will likely result," and similar terms and their negatives that convey uncertainty of future events or outcomes. These statements represent the Partnership's (including the General Partner's) beliefs, expectations, intentions, and plans, and, as such, are not guarantees of future outcomes or future performance, and are subject to risks and uncertainties that are beyond the Partnership's control and could cause the Partnership's actual results to differ materially from those reflected in the forward-looking statements.

      Readers are cautioned not to place undue reliance upon these forward-looking statements, which reflect Management's analysis only as to the date hereof. Readers should carefully review the risk factors described in "Item 1A. Risk Factors" and other documents the Partnership has filed and from time to time will file with the Securities and Exchange Commission which could cause the Partnership's actual results to differ materially from those in these forward-looking statements. The Partnership undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

o  Basis of Accounting

      The Partnership's financial statements are prepared using the accrual basis of accounting. The Partnership's assets have been written down, from time to time, to reflect their fair values based upon appraisals.

o  Use of Estimates in the Preparation of Financial Statements

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

o  Property Sales

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

o  Properties Held for Sale and Property and Equipment

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

o  Cash and Equivalents

      For purposes of the Statements of Cash Flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions, money market accounts, and U.S. Treasury securities with maturities of 91 days or less at the date of purchase. Cash equivalents are stated at cost, which approximates market value.

o  Impairment of Long-Lived Assets

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

o  Accounting for the Sale of the Assets of Fox Squirrel/The Lakes

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

                Revenues:
                    Previously deferred revenue                    $862,500 [a]
                Operating expenses:
                    Direct costs of property sold                   442,587 [b]
                    Selling, general and administrative expenses     78,692 [c]
                                                                  ---------
                Net gain on sale of assets                         $341,221
                                                                  ========

                [a] Represents the contract sales price of the assets.
                [b] Represents the net book value of the assets sold.
                [c] Represents commissions payable and other expenses relating to the transaction.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

o  Revenues

      Overall, revenues increased 115% to $2,567,060 in 2005, compared to $1,194,952 in 2004. The principal components of revenues and Management's explanations for year-to-year changes are set forth below. Management believes that rising interest rates during 2006 are likely to result in substantially lower revenues and net income for the Partnership for 2006 than for 2005.

   o  Property Sales

      Revenue increased 112% to $2,487,651 in 2005, compared to $1,173,968 in 2004. All of the revenue in 2005 and 2004 is attributable entirely to land sales in Boiling Spring Lakes.

      Revenue from the sale of unimproved individual lots was $1,899,321 in 2005, compared to $1,114,146 in 2004. The number of lots sold during 2005 and 2004 was 81 and 86, respectively. Management attributes the 6% decrease in the number of lots sold to a decline in demand from other developers who have purchased lots from the Partnership in past years, which decline is due principally to a build-up in inventory of unsold lots among those developers. Nonetheless, the total number of lots sold in each of 2005 and 2004 is large in relation to past years and reflects the strength of the local real estate market generally, which has been fueled, in part, by historically low interest rates, in part, by speculative buying of real estate in an effort by buyers to lock in low mortgage interest rates; and, in part, by strong real estate markets in nearby beach communities, which had the effect of diverting potential home buyers from those communities to less expensive communities, such as Boiling Spring Lakes, and of allowing homeowners in those communities to sell their properties at extremely favorable prices and to buy a new home in a less expensive, inland community, such as Boiling Spring Lakes. Management attributes the 70% increase in revenue to an increase in the average sales price per lot. For 2005 and 2004, the average sales price per lot was $23,448 and $12,955, respectively. Management attributes the 81% increase in the average sales price per lot primarily to a strong local real estate market that allowed for price increases, but also to the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots that are not suitable for on-site septic systems. Management expects that revenue from the sale of unimproved individual lots will decrease in 2006 due to a lower number of lots sold.

      The Partnership sold one improved individual lot in 2005 for $167,135. No such lot was sold in 2004, when the Partnership held the property for rental income. With the sale of the one improved individual lot in 2005, the Partnership no longer owns any such lots. Unless the Partnership acquires one or more improved individual lots or elects to build one or more homes on land that it owns, the Partnership will not generate further revenue from this source.

      Revenue from the sale of commercial land fell 100%, from $59,821 in 2004. The Partnership's sales of commercial land are sporadic, highly variable, and largely beyond the Partnership's control.

      Revenue from the sale of other land was $421,195 in 2005. No such land was sold in 2004. The Partnership's sales of other land are sporadic, highly variable, and largely beyond the Partnership's control.

   o  Other Interest Income and Finance Charges

      Other interest income and finance charges in 2005 was $74,908 in 2005, compared to $20,984 in 2004. The 257% increase is due principally to a higher average amount invested in U.S. Treasury securities in 2005 than in 2004, which resulted in more interest earned on such securities in 2005 than in 2004. Management expects that interest rates will increase during 2006, and that the Partnership's investments U.S. Treasury securities will also increase during 2006, resulting in higher interest income than in 2005.

o  Direct Costs of Property Sold

      Direct costs of property sold rose 297% to $163,091, compared to $41,062 in 2004. The amount for 2005 includes $111,772 relating to the sale of an improved individual lot in 2005. Excluding such amount, direct costs of property sold rose 25% to $51,319. The increase is due principally to the sale of more lots in 2005 than in 2004 within sections in which the Partnership has recently made expenditures for road improvements, resulting in a higher carrying cost per lot sold in 2005 than in 2004.

o  Selling, General and Administrative Expenses

      Selling, general and administrative expenses rose 39% to $675,135, compared to $484,363 in 2004. Management attributes the increase principally to higher incentive bonuses paid to the Partnership's employees with respect to 2005 than with respect to 2004, reflecting the Partnership's higher profitability in 2005 than in 2004; to an increase in general partners fees from $80,000 for 2004 to $150,000 for 2005; to more state income taxes paid during 2005 than during 2004; and to a $52,659 reduction in the carrying cost of land originally valued at $55,000 to reflect the current estimated sales value of such land. During 2005, the Partnership expensed $55,050 in North Carolina and South Carolina state income taxes due with respect to 2004 for limited partners, whereas only $23,025 in such taxes was expensed in 2004 for taxes due with respect to 2003. As a limited partnership, the Partnership generally passes income tax liability through to its partners. With respect to 2005 and 2004, however, Management believes that the administrative cost of allocating such liability among the partners, and maintaining records therefor, would be extremely time-consuming and complex. Management, therefore, elected to pay such taxes, with the result that each partner's pro rata share of the Partnership's income for each such year would be/has been reduced by a pro rata share of such taxes paid. Management expects that state income taxes paid in 2006 with respect to 2005 will increase substantially, reflecting the Partnership's greater profitability in 2005 than in 2004, but that incentive bonuses will be substantially lower in 2006, reflecting an anticipated decline in revenue from land sales.

o  Depreciation

      Depreciation expense increased 61% to $2,791 in 2005, compared to $1,730 in 2004. Management attributes the increase principally to capital expenditures made during 2005 and 2004 which increased the asset base being depreciated.

o  Rental income - net

      Rental income declined 538% in 2005, from $1,267 in 2004. Management attributes the decline to the sale of the rental property in 2005 and to the vacancy of the rental property in the months leading up to the sale, whereas the property was owned and generated rental income during all of 2004. The loss in 2005 is due to the fact that the Partnership deducted depreciation relating to the rental property from gross rental income to derive net rental income. For 2004, depreciation of $7,913 was deducted against gross rental income of $9,180. For 2005, depreciation of $5,935 was deducted against only $382 of gross rental income. Unless additional rental property is built or acquired, the Partnership will likely not generate any rental income in future years.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

o  Revenues

      Overall, revenues decreased 21% to $1,194,952 in 2004, compared to $1,505,356 in 2003. The principal components of revenues and Management's explanations for year-to-year changes are set forth below.

   o  Property Sales

      Revenue increased 143% to $1,173,968 in 2004, compared to $483,407 in 2003. Revenue in 2003 includes $458,862 from land sales in Boiling Spring Lakes, and $24,545 from land sales in Pimlico Plantation. Revenue in 2004 is attributable entirely to land sales in Boiling Spring Lakes.

      o  BOILING SPRING LAKES

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

      o  PIMLICO PLANTATION

      During 2003, the Partnership sold one unimproved individual lot for $24,545. No lots were sold during 2004.

   o  Sale of the Assets of Fox Squirrel/The Lakes

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

   o  Other Interest Income and Finance Charges

      Other interest income and finance charges in 2004 was $20,984, compared to $3,559 in 2003. The 490% increase is due principally to higher interest-bearing cash balances in 2004 than in 2003, and to interest earned on U.S. Treasury securities in 2004, whereas no such interest income was earned in 2003.

o  Direct Costs of Property Sold

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

o  Selling, General and Administrative Expenses

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

o  Depreciation

      Depreciation expense increased 18% to $1,730 in 2004, compared to $1,468 in 2003. Management attributes the increase principally to capital expenditures made during 2003 and 2004 which increased the asset base being depreciated.

o  Interest

      Interest expense was $0 for 2004, compared to $4,702 for 2003. The 100% decrease is due to the early repayment of long-term debt by the Partnership in 2003, after which repayment the Partnership has no long-term debt outstanding.

Liquidity and Capital Resources

o  General

      The Partnership requires cash primarily for the payment of operating expenses, overhead, and capital expenditures incurred in connection with real estate sales. Much of the land owned by the Partnership is accessible only by roads that are incomplete, or that are unpaved or lack a rocked surface, or which require repairs. Management believes that the Partnership will be able to sell such land only if incomplete roads are completed, the roads that are now unpaved or that lack a rocked surface are rocked, and that roads in need of repairs are repaired. In addition, Management believes that the Partnership will be able to achieve higher sales prices for many of its lots by paving certain roads with asphalt. The cost of such road improvements is generally substantial. Moreover, the Partnership may have to bear assessments relating to the installation of water and sewer lines installed by the City and others. The total of such assessments is likely to be substantial. The Partnership's current cash balances and investments in short-term Treasury securities may not be sufficient to meet all of these capital requirements. Historically, the Partnership has met its liquidity requirements by accruing general partner fees and certain other fees and expenses payable to the General Partner and its affiliates, selling certain non-real estate assets, and, from time to time, borrowing from local banks or the General Partner and/or its affiliates. Cash is generated primarily from individual lot sales and may not be sufficient to meet future operating costs, debt service and other cash requirements. The Partnership may seek to supplement its current cash balances and investments in short-term Treasury securities by negotiating credit facilities, issuing debt on such terms and conditions as the General Partner deems prudent, or seeking other forms of debt or equity financing as the General Partner deems appropriate.

      The Partnership finances construction of houses for sale on lots owned by the Partnership with construction loans obtained through a line of credit established with a local bank. Under such an arrangement, the bank will from time to time make payments to the contractor for work performed, increasing the amount of the construction loan and decreasing by the same amount the total available for future borrowing under the line of credit. Borrowing under the line of credit in respect of any house is repaid at closing of the sale. Under the terms of the line of credit, if the house is unsold at the time of its completion, interest will accrue for up to one year after the date of the first draw, after which time the construction loan converts to a fixed-rate loan. At any given time, the Partnership has not had more than one construction loan outstanding, with a maximum balance, including accrued interest, not exceeding $110,000, and has generally succeeded in selling the house and lot on which it stands prior to the completion of construction. The Partnership did not construct or begin construction on any house for sale during 2005 or 2004, and so no lines of credit were utilized and no debt incurred in connection with any such construction during those years. In 2006 and subsequent years, depending upon market conditions and other factors, the Partnership may seek to have up to two such loans outstanding at any given time and the maximum amount of any loan is not expected to exceed $120,000.

o  Cash Flows from Operating Activities

      During 2005, the Partnership generated $1,904,701 of net cash from operating activities, compared to $759,400 during 2004. The 151% increase is due principally to the substantially higher revenue from property sales in 2005 than in 2004.

o  Cash Flows from Investing Activities

      Net cash used in investing activities was $1,689,880 in 2005, compared to $371,783 in 2004. The change is due primarily to the increase in investments in short-term U.S. Treasury securities.

o  Cash Flows from Financing Activities

      Net cash provided by financing activities in 2005 was $102,147, compared to $96 of net cash used in financing activities during 2004. The change is due primarily to the increase in accrued liabilities owed to the General Partner and its affiliates during 2005. Substantially all of such accrued expenses was paid during the first three months of 2006.

Off-Balance Sheet Arrangements

      The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

      The Partnership has no contractual obligations of the type required to be disclosed by Item 303(a)(5) of Regulation S-K.

Capital Expenditures During 2006

      The Partnership plans to make repairs to a dam at an estimated cost of $66,000 during 2006 to address certain concerns of the City of Boiling Spring Lakes. The Partnership intends to deed the dam to the City of Boiling Spring Lakes after the repairs have been completed. The City has indicated that it will accept the title after completion of the additional repairs and once it is comfortable that the dam has been fully repaired and has successfully retained water following a period of heavy rain. Until such time as the title is transferred, there can be no assurance that the City will not require the Partnership to undertake and complete additional work on the dam, or decide not to accept title, notwithstanding additional work on the dam by the Partnership.

         The Partnership plans to rock some roads at an estimated cost of $50,000 during 2006. Such costs will be treated as a capital expenditure and have the effect of increasing the cost basis of the individual lots adjoining the roads. Other capital projects may be undertaken, depending upon, among other factors, the Partnership's cash position and Management's expectations of return on investment.

Impact of Inflation

      Generally, demand for real estate is adversely affected by increases in interest rates. To the extent that a significant increase in the rate of inflation leads to a significant increase in interest rates, the Partnership's ability to sell real estate may be significantly adversely affected.

      Inflation has had only a minor impact on the Partnership's operations during the fiscal years ended December 31, 2005, 2004, and 2003. Moderate increases in costs and expenses incurred as a result of inflation have, Management believes, largely been offset by increases in the sales prices of land sold.

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

      The Partnership had no interest-bearing debt outstanding during 2005.

      At December 31, 2005, the Partnership had cash of $330,120, substantially all of which is deposited in an account at a local financial institution bearing interest at a variable rate. In addition, the Partnership held $1,196,886 in U.S. Treasury securities having a maturity at the time of purchase of 91 days or less, which the Partnership treats for accounting purposes as cash equivalents, and $1,965,097 in U.S. Treasury securities with a maturity of one year or less. Had the average level of interest rates during 2005 been higher or lower by 100 basis points or one percent (1%), the Partnership's net income would have been approximately $22,152 more or less, respectively. The foregoing estimate of the change in net income is based upon quarterly average balances.

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

      None.

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

      Since the Registrant is a limited partnership, it has no officers or directors. Mr. Davis P. Stowell, President of the General Partner, carries out the functions of the principal executive officer and the principal financial officer of the Partnership. Mr. Stowell has, as of the end of the period covered by this Annual Report on Form 10-K, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and has determined that such disclosure controls and procedures are effective at the reasonable assurance level. There have been no changes during the last fiscal quarter of 2005 that materially affected or are reasonably likely to affect internal controls over financial reporting. The Partnership does not believe any significant deficiencies or material weaknesses exist in its internal controls over financial reporting. Accordingly, no corrective actions have been taken.

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

Officers and Directors of the General Partner

      Davis P. Stowell, 49, President and Director of the General Partner. Mr. Stowell has been President and a director of Grace Property Management, Inc. since 2003. He was Vice President of the General Partner from 1993 to 2003. He is also an officer of affiliates of Grace Property Management, Inc., most of which positions he has held since 1989.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16 of the Securities Exchange Act of 1934, as amended, requires that reports of beneficial ownership of limited partnership units and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 "reporting persons." The Partnership is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2005. To the Partnership's knowledge, during the fiscal year ended December 31, 2005, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

      In connection with its role as general partner of the Partnership, the General Partner has adopted a Code of Ethics that applies to each person who performs one or more of the following functions: principal executive officer, principal financial officer, and principal accounting officer or controller. There has been no change to or amendment of the Code of Ethics during 2005. The Partnership shall furnish, without charge, a copy of the Code of Ethics to any person who requests a copy in writing sent to the General Partner at the following address: Mr. Davis P. Stowell, President, Grace Property Management, Inc., 55 Brookville Road, Glen Head, NY 11545.

Item 11. Executive Compensation

      The total compensation earned by the General Partner during each of the last three fiscal years ended December 31 is set forth in Table 7, below.

                       TABLE 7: SUMMARY COMPENSATION TABLE

          Name and Principal Position                    Year              General Partner Fee [1]
 -----------------------------------------------     --------------    --------------------------------

 Grace Property Management, Inc.,                        2005                                 $150,000
     General Partner

                                                         2004                                   80,000

                                                         2003                                   80,000

 Notes:
[1] Excludes payments made to affiliates of the General Partner as described in "Item 13. Certain Relationships and Related
       Transactions."

      During 2005, payments made by the Partnership to the General Partner totaled $57,500, representing general partner fees for the first quarter of 2005 as well as the fourth quarter of 2004. During 2004, payments made by the Partnership to the General Partner totaled $80,000, representing general partner fees for the first three quarters of 2004 as well as the fourth quarter of 2003. During 2003, payments made by the Partnership to the General Partner totaled $100,000, representing general partner fees for the first three quarters of 2003 as well as the last two quarters of 2002. As of December 31, 2005, general partner fees accrued but not paid to Grace Property Management, Inc. totaled $112,500, representing general partner fees for the second, third, and fourth quarters of 2005. Such amount was paid during the first quarter of 2006. As of December 31, 2004, general partner fees accrued but not paid to Grace Property Management, Inc. totaled $20,000, representing general partner fees for the fourth quarter of 2004. Such amount was paid during the first quarter of 2005. As of December 31, 2003, general partner fees accrued but not paid to Grace Property Management, Inc. totaled $20,000, representing general partner fees for the fourth quarter of 2003. Such amount was paid during the first quarter of 2004. The Partnership has no ongoing plan or arrangement with respect to future remuneration to Grace Property Management, Inc. other than to accrue interest (at an annual rate of 10%, compounded quarterly) on the unpaid balance when cash flow is insufficient to pay general partner fees.

      As of December 31, 2005, the Partnership had a group life insurance plan in place covering the full-time employees of the Partnership located in Boiling Spring Lakes. The Partnership has no pension or profit sharing plan but does provide for incentive bonus compensation to its employees located in Boiling Spring Lakes for meeting or exceeding predesignated budget targets. The Partnership has no options, warrants, or appreciation rights outstanding. No Management person is indebted to the Partnership. Other than for accrued vacation and accrued travel and other expenses, the Partnership is not indebted to any of its employees.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters

      As of March 21, 2006, the Partnership has 1,811,562 partnership units issued and outstanding. Information as of March 21, 2006 concerning the number of partnership units beneficially owned by (1) the persons who, to the knowledge of Management, beneficially owned more than 5% of the units issued and outstanding on such date, (2) Grace Property Management, Inc., the General Partner, (3) each director of Grace Property Management, Inc., and (4) the directors and executive officers of Grace Property Management, Inc. as a group is set forth in Table 8, below.

                                         TABLE 8: SECURITY OWNERSHIP
                                 OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                            Amount
                                                                         Beneficially            Percent of
             Name and Address of Beneficial Owner                          Owned [a]                Class
----------------------------------------------------------------        ----------------        --------------

US Bank Trust National Association, as trustee                                  316,403   [b]          17.5%
     141 North Main Avenue
     Suite 300
     Sioux Falls, SD

Lorraine G. Grace                                                               149,400   [c]           8.2%
     14 East 90th Street
     New York, NY

Grace Property Management, Inc. [d]                                              25,100                 1.4%

Davis P. Stowell [d]                                                                 --   [e]            --

All directors and officers of the General Partner
     as a group (2 persons)                                                          --   [e]            --

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

Item 13. Certain Relationships and Related Transactions

      For 2005, 2004, and 2003, the General Partner and its affiliates charged the Partnership for general partner fees, rent, consulting fees, legal services, and interest on unpaid balances at an annual rate of 10%, compounded quarterly, as set forth in Table 9, below. All of such charges have been provided for in the Partnership's financial statements. Amounts paid by the Partnership to the General Partner and its affiliates during 2005, 2004, and 2003 reflect amounts previously accrued and unpaid. See "Item 11. Executive Compensation," for information on general partner fees paid to the General Partner.

             TABLE 9: CHARGES BY GENERAL PARTNER AND ITS AFFILIATES

                                                             2005             2004              2003
                                                       ----------------- ---------------- -----------------

          General partner fee                                  $150,000          $80,000           $80,000

          Rent for office space                                  18,000           15,000            15,000

          Reimbursement of travel expenses                           --            2,752             1,398

      An affiliate of the General Partner charges the Partnership for office space used by officers of the General Partner. The amounts charged for 2005, 2004, and 2003 are set forth in Table 9, above. The amount paid by the Partnership during 2005 was $8,250, which represents rent for the first quarter of 2005 as well as the last quarter of 2005. The amount paid by the Partnership during 2004 was $15,000, which represents rent for the first three quarters of 2004 as well as the last quarter of 2003. The amount paid by the Partnership during 2003 was $18,750, which represents rent for the first three quarters of 2003 as well as the last two quarters of 2002. At December 31, 2005, the amount of accrued but unpaid rent was $13,500, which amount was paid during the first quarter of 2006.

      An affiliate of the General Partner is paid consulting fees in connection with the sale of the assets of Fox Squirrel/The Lakes. Such consulting fees are equal to 2 1/2% of the gross purchase price paid in cash at the March 2001 closing and, thereafter, 2 1/2% of the principal payments received by the Partnership on the Promissory Note. All of such consulting fees have been accrued on the Partnership's financial statements and are paid as and when principal on the Promissory Note is received by the Partnership. Assuming that all future payments of principal are received in a timely manner, the Partnership will pay additional consulting fees to such affiliate of the General Partner of $113 in 2006, $124 in 2007, and $3,221 in 2008. Given the relatively minor amounts of each monthly payment prior to maturity, the Partnership will pay consulting fees to the affiliate of the General Partner semi-annually in arrears. Interest for late payments in respect of such quarterly payments of consulting fees have been waived.

      Officers of the General Partner charge the Partnership for their out-of-pocket expenses incurred when traveling on Partnership business. The amounts charged for and paid during 2005, 2004, and 2003 are set forth in Table 9, above. At March 21, 2006 and December 31, 2005, the Partnership owed nothing in respect of reimbursement of travel expenses.

      The General Partner and its affiliates charge the Partnership late fees on amounts not timely paid, with interest at an annual rate of 10%, compounded quarterly. No amounts were charged for 2005, 2004, and 2003.

      Except for the preceding items, there were no transactions between the General Partner or its affiliates (including Management of the General Partner and their immediate families) and the Partnership during the fiscal year ended December 31, 2005 or thereafter. There were no other related party transactions and there existed no indebtedness to the Partnership from the General Partner or its affiliates (including Management of the General Partner and their immediate families).

Item 14. Principal Accountant Fees and Services

Audit Fees

      Lynch & Howard, P.A. has been engaged as the Partnership's principal accountant to audit the Partnership's financial statements for each of the past two fiscal years and to review the financial statements that were included in the Partnership's Quarterly Reports on Form 10-Q for each of the quarters during ended March 31, 2004; June 30, 2004; September 30, 2004; March 31, 2005; June 30, 2005; and September 30, 2005. Lynch & Howard, P.A. will also review the financial statements that will be included in the Partnership's Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2006; June 30, 2006; and September 30, 2006. As of December 31, 2005, the Partnership has not been billed by Lynch & Howard, P.A., in respect of its audit of the Partnership's financial statements for the fiscal year ended December 31, 2005; however, the Partnership has accrued the fees that the Partnership expects to pay to Lynch & Howard, P.A. during 2006 in connection with such audit.

           TABLE 10: AGGREGATE AMOUNTS BILLED BY PRINCIPAL ACCOUNTANTS
                                    2004-2005

                                            2005                     2004
                                      ------------------      ------------------

      Accounting fees                          $ 22,000                  $21,000

      Expenses                                       --                       --
                                      ------------------      ------------------

           Total                               $ 22,000                  $21,000

Audit-Related Fees

      There have been no billings in either 2005 or 2004 for assurance and related services by the Partnership's principal accountant that are reasonably related to the performance of the audit or review of financial statements that are not reported under "Audit Fees," above.

Tax Fees

      The Partnership relies upon the expertise of an accounting firm other than the principal accountant for tax compliance, tax advice, and tax planning. Therefore, there have been no billings in either 2005 or 2004 for professional services rendered by the Partnership's principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

      There have been no billings in either 2005 or 2004 for products or services rendered by the Partnership's principal accountant other than as set forth under "Audit Fees," above.

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

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statements

      The documents filed as part of this report are listed in the Index to Financial Statements set forth in Table 11, below.

                     TABLE 11: INDEX TO FINANCIAL STATEMENTS


                                   Document                             Page
----------------------------------------------------------------    -----------

The following financial information is contained within the Audited Financial Statements:

        Report of Lynch & Howard, P.A., independent registered public
        accounting firm                                                     F-1

        Balance Sheets as of December 31, 2005 and 2004                     F-2

        Statements of Operations for the years ended
           December 31, 2005, 2004 and 2003                                 F-3

        Statements of Changes in Partners' Capital for the
           years ended December 31, 2005, 2004 and 2003                     F-4

        Statements of Cash Flows for the years
           ended December 31, 2005, 2004 and 2003                           F-5

        Notes to Financial Statements                                   F-6 - 15


Financial Statement Schedules

      The financial statement schedules filed as part of this report are listed in the Index to Financial Statement Schedules set forth in Table 12, below. All other required supplemental financial schedules are either contained within the notes to the financial statements or are not applicable.

                TABLE 12: INDEX TO FINANCIAL STATEMENT SCHEDULES

                                   Document                             Page
-------------------------------------------------------------       -----------

Report of Lynch & Howard, P.A., independent registered public
   accounting firm, on Financial Statement Schedules                         67

Valuation and Qualifying Accounts                                            68

Real Estate and Accumulated Depreciation                                  69-70

Exhibits

      A complete listing of exhibits, including those incorporated by reference, is shown on Table 13, below. All other exhibits are not applicable.

                           TABLE 13: LIST OF EXHIBITS


Exhibit No.                  Description of Exhibit
------------    ----------------------------------------------------------------

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

Exhibit No.
                                Description of Exhibit
------------    ----------------------------------------------------------------

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

   99.1 The Robert C. Cantwell IV, MAI appraisal of the Boiling Spring Lakes property dated as of December 31, 2005.

Notes:
[a] Incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       REEVES TELECOM LIMITED PARTNERSHIP

Signatures                                  Title                    Date

By:  Grace Property Management, Inc.    General Partner           March 30, 2006
                                                                 ---------------

By:   /s/ DAVIS P. STOWELL
     ---------------------------------
     Davis P. Stowell
     President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                           Title                         Date

By:   /s/ DAVIS P. STOWELL                                                      March 30, 2006
     ---------------------------------      President and Director of          ---------------
       Davis P. Stowell                     General Partner
                                            (Principal Executive Officer,
                                            Principal Financial Officer,
                                            Principal Accounting Officer)

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Partners
Reeves Telecom Limited Partnership
Boiling Spring Lakes, North Carolina


We have audited the accompanying balance sheets of Reeves Telecom Limited Partnership as of December 31, 2005 and 2004, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reeves Telecom Limited Partnership as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.




/s/ Lynch & Howard, P.A.
Raleigh, North Carolina

March 23, 2006

                                                                       Exhibit A

                       REEVES TELECOM LIMITED PARTNERSHIP
                      Boiling Spring Lakes, North Carolina
                                 BALANCE SHEETS
                     December 31, 2005 and December 31, 2004

                                                            2005         2004
                                                         ----------   ----------
                                     ASSETS
Cash                                                     $1,527,006   $1,210,038

Accrued interest receivable                                   4,883           --
U.S. Treasury securities                                  1,979,948      294,950
Note receivable                                             138,303      142,457
Properties held for sale and property and equipment:
  Properties held for sale                                  225,233      350,177
  Sales property and equipment - net                        176,489      170,951
                                                         ----------   ----------
                                                         $4,051,862   $2,168,573
                                                         ==========   ==========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued expenses                  $  216,050   $  155,398
  Accrued expenses - affiliates                             136,126       33,979
                                                         ----------   ----------
    Total Liabilities                                    $  352,176   $  189,377
                                                         ----------   ----------
PARTNERS' CAPITAL:
  Issued and outstanding 1,811,562 units at
    December 31, 2005 and 1,812,062 at
    December 31, 2004                                    $3,699,686   $1,979,196
                                                         ----------   ----------
COMMITMENTS AND CONTINGENCIES
                                                         $4,051,862   $2,168,573
                                                         ==========   ==========


The Notes to Financial Statement are an integral part of this statement.
                                                                             F-2

                                                                       Exhibit B

                       REEVES TELECOM LIMITED PARTNERSHIP
                      Boiling Spring Lakes, North Carolina
                            STATEMENTS OF OPERATIONS

                                                         Years Ended December 31
                                                 ----------------------------------------
                                                    2005            2004         2003
                                                 -----------    -----------   -----------
REVENUES:

  Property sales                                 $ 2,487,651    $ 1,173,968   $   483,407
  Sale of golf club:
    Previously deferred revenue                           --             --       862,500
    Previously deferred interest income                   --             --       149,745
    Interest income on note receivable                    --             --         6,145
  Other interest income and finance charges           74,908         20,984         3,559
  Other revenue                                        4,501             --            --
                                                 -----------    -----------   -----------
      Total Revenues                             $ 2,567,060    $ 1,194,952   $ 1,505,356
                                                 -----------    -----------   -----------

OPERATING EXPENSES:

  Direct costs of property sold                  $   163,091    $    41,062   $   462,256
  Selling, general and administrative expenses       675,135        484,363       443,135
  Depreciation                                         2,791          1,730         1,468
  Interest                                                --             --         4,702
                                                 -----------    -----------   -----------
      Total Operating Expenses                   $   841,017    $   527,155   $   911,561
                                                 -----------    -----------   -----------

OPERATING INCOME                                 $ 1,726,043    $   667,797   $   593,795

Rental income (loss) - net                            (5,553)         1,267         1,375
                                                 -----------    -----------   -----------

NET INCOME                                       $ 1,720,490    $   669,064   $   595,170
                                                 ===========    ===========   ===========

Income per partnership unit                      $      0.95    $      0.37   $      0.33
                                                 ===========    ===========   ===========

Weighted average partnership units outstanding     1,811,685      1,812,062     1,812,062
                                                 ===========    ===========   ===========


The Notes to Financial Statement are an integral part of this statement.
                                                                             F-3

                                                                       Exhibit C

                       REEVES TELECOM LIMITED PARTNERSHIP
                      Boiling Spring Lakes, North Carolina
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                                   Years Ended December 31
                                            ------------------------------------
                                               2005         2004         2003
                                            ----------   ----------   ----------

Partners' capital at beginning of year      $1,979,196   $1,310,132   $  714,962

Net income                                   1,720,490      669,064      595,170
                                            ----------   ----------   ----------

Partners' capital at end of year            $3,699,686   $1,979,196   $1,310,132
                                            ==========   ==========   ==========







The Notes to Financial Statement are an integral part of this statement.
                                                                             F-4

                       REEVES TELECOM LIMITED PARTNERSHIP
                      Boiling Spring Lakes, North Carolina
                            STATEMENTS OF CASH FLOWS

                                                                  Years Ended December 31
                                                         -----------------------------------------
                                                             2005          2004           2003
                                                         -----------    -----------    -----------
OPERATING ACTIVITIES:

  Net income                                             $ 1,720,490    $   669,064    $   595,170
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
      Depreciation                                             9,432          9,643          9,381
      Changes in operating assets and liabilities:
        Prepaid and other assets                                  --            757         17,980
        Accrued interest receivable                           (4,883)            --             --
        Property held for sale - net                         119,010         39,647         18,256
        Golf club property and equipment - net                    --             --        442,587
        Accounts payable and accrued expenses                 60,652         40,289         31,214
                                                         -----------    -----------    -----------
          Net Cash Provided By Operating Activities      $ 1,904,701    $   759,400    $ 1,114,588
                                                         -----------    -----------    -----------
INVESTING ACTIVITIES:

  Purchase of land improvements and equipment            $    (9,036)   $   (80,641)   $   (38,516)
  Increase (decrease) in deposit on contract                      --             --       (280,245)
  Principal payment on note receivable                         4,154          3,808          1,492
  Purchase of US Treasury securities                      (1,979,948)      (294,950)            --
  Proceeds from sale of US Treasury securities               294,950             --             --
  Note received from sale of golf club                            --             --       (147,757)
                                                         -----------    -----------    -----------
        Net Cash Used In Investing Activities            $(1,689,880)      (371,783)      (465,026)
                                                         -----------    -----------    -----------
FINANCING ACTIVITIES:
  Repayment of long-term debt                            $        --    $        --    $  (108,282)
  Increase (decrease) in accrued expenses - affiliates       102,147            (96)       (20,687)
                                                         -----------    -----------    -----------
Net Cash Provided By (Used In) Financing Activities          102,147            (96)      (128,969)
                                                         -----------    -----------    -----------

NET INCREASE IN CASH                                     $   316,968    $   387,521    $   520,593

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR              1,210,038        822,517        301,924
                                                         -----------    -----------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                  $ 1,527,006    $ 1,210,038    $   822,517
                                                         ===========    ===========    ===========

Interest paid                                            $        --    $        --    $     5,296
                                                         ===========    ===========    ===========


The Notes to Financial Statement are an integral part of this statement.
                                                                             F-5

                       REEVES TELECOM LIMITED PARTNERSHIP
                      Boiling Spring Lakes, North Carolina
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


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

         The Partnership's Managing General Partner is Grace Property Management, Inc.

                       REEVES TELECOM LIMITED PARTNERSHIP
                      Boiling Spring Lakes, North Carolina
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


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

         Property Sales

         Property sales represent individual building lots and other undeveloped land sold for cash and the gross sales price of residential houses built or acquired by the Partnership for resale. The revenue from these sales is recognized at the closing date unless a deferral is required pursuant to Statement of Financial Standards No. 66, Accounting for Sales of Real Estate. Land cost included in direct costs of property sold represents the proportionate amount of the total initial project costs, after recorded valuation allowances, based on the sales value of the lot to the total estimated project sales value plus the value per lot of any capital improvements made subsequent to the initial project costs.

         Properties Held for Sale and Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is calculated on the straight-line basis over the estimated useful lives of 8 to 31.5 years for buildings and 5 to 20 years for equipment and land improvements.

         The Partnership assesses the realizability of the carrying value of its properties held for sale and related buildings and equipment whenever events or changes in circumstance indicate that impairment may have occurred in accordance with the provisions of Statement of Financial Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

                       REEVES TELECOM LIMITED PARTNERSHIP
                      Boiling Spring Lakes, North Carolina
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Significant Concentrations of Credit Risk

         The Partnership maintains cash deposits in bank in excess of the federally insured amounts.

         Cash and Equivalents

         For purposes of the statement of cash flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions, money market accounts and U.S. Treasury securities with maturities of less than 91 days at the date of purchase. Cash equivalents are stated at cost, which approximates market value.

         Advertising Costs

         Advertising costs of $7,107, $10,964 and $16,173 were expensed as incurred during the years ended December 31, 2005, 2004 and 2003, respectively.

         Reclassifications

         The 2004 financial statements contain reclassifications to conform to the 2005 presentation. These reclassifications had no effect on previously reported net income or partners' capital.



(3)      PROPERTIES HELD FOR SALE AND PROPERTY AND EQUIPMENT

         The Partnership obtained an independent appraisal report dated February 22, 2006 valuing the properties held for sale at December 31, 2005. Based upon this appraisal, management determined that no additional valuation allowances were required. Management believes that the properties held for sale are not reported in excess of their fair values. The change in the valuation allowances reported below are reductions related to the properties sold. See Note 10 to the financial statements for contingent liabilities related to the properties held by the Partnership.

         A summary of properties held for sale and property and equipment at December 31, 2005 and 2004 is as follows:

                       REEVES TELECOM LIMITED PARTNERSHIP
                      Boiling Spring Lakes, North Carolina
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


(3)      PROPERTIES HELD FOR SALE AND PROPERTY AND EQUIPMENT - CONTINUED

                                                     2005          2004
                                                  ----------    ----------
Properties held for sale:
  Boiling Spring Lakes land held for sale         $  787,302    $  755,983
  Residential house held for sale - net                   --       142,434
                                                  ----------    ----------
                                                  $  787,302    $  898,417
  Less: Valuation allowance                         (562,069)     (548,240)
                                                  ----------    ----------

    Total Properties Held for Sale                $  225,233    $  350,177
                                                  ----------    ----------

Sales property and equipment:
  Land and land improvements                      $  175,236    $  174,657
  Buildings                                           58,301        49,844
  Equipment                                           10,184        10,184
                                                  ----------    ----------

                                                  $  243,721    $  234,685
  Less: Accumulated depreciation                     (67,232)      (63,734)
                                                  ----------    ----------

    Total Sales Property and Equipment - Net      $  176,489    $  170,951
                                                  ----------    ----------

Total Properties Held for Sale and Property and
  Equipment - Net                                 $  401,722    $  521,128
                                                  ==========    ==========

                       REEVES TELECOM LIMITED PARTNERSHIP
                      Boiling Spring Lakes, North Carolina
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


(4)      INVESTMENTS

         Investments consist of debt instruments that are direct obligations of or guaranteed by the U.S. government recorded at cost. The fair market value of the investments may fluctuate depending on changes in interest rates. Fair market value at December 31, 2005 and 2004 was $1,979,948 and $294,950, respectively. At December 31, 2005, 2004 and 2003, the net unrealized gains were $14,851, $1,974 and $0, respectively. Cost at December 31, 2005 and 2004 was $1,965,097 and $292,976, respectively.

         Investments recorded in cash and cash equivalents were $1,196,978 and $497,946 for December 31, 2005 and 2004, respectively.

         These unrealized gains would be realized if the investments were sold before the maturity date. It is the policy of the Partnership to hold the investments to maturity, resulting in no realized gain or loss.


(5)      ACCRUED EXPENSES - AFFILIATES

         A summary of accrued expenses owed to affiliates at December 31, 2005 and 2004 is as follows:

                                                       2005        2004
                                                    ---------   ---------
              General Partner's fees                $ 112,500   $  20,000
              Rent                                     13,500       3,750
              Fees to a former general partner          6,668       6,668
              Consulting fee                            3,457       3,561
                                                    ---------   ---------

                                                    $ 136,125   $  33,979
                                                    =========   =========

         General Partner's fees represent amounts owed to the General Partner. Rent represents amounts owed to certain affiliates of the General Partner. From time to time the General Partner and its affiliates charge the Partnership interest on amounts owed to them. See Note 6 for additional information regarding related party transactions.

                       REEVES TELECOM LIMITED PARTNERSHIP
                      Boiling Spring Lakes, North Carolina
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


(6)      RELATED PARTY TRANSACTIONS

         The General Partner and its affiliates charged the Partnership for services and office space for the years ended December 31, 2005, 2004 and 2003 as follows:

                                           2005       2004         2003
                                        ---------   ---------   ---------
              General Partner fees      $ 150,000   $  80,000   $  80,000
              Office space                 18,000      15,000      15,000
              Reimbursement of
                  travel expenses              --       2,752       1,398
                                        ---------   ---------   ---------

                                        $ 168,000   $  97,752   $  96,398
                                        =========   =========   =========


(7)      INCOME TAXES

         No provision has been made for federal income taxes since income or loss is includable in the partners' returns as they report to tax authorities in their respective capacities as partners. During 2005, 2004 and 2003, the Partnership expensed $55,050, $23,025 and $0, respectively, of state income taxes paid. Management believes that the administrative cost of allocating such liability among the partners would be time consuming and complex. Management, therefore, elected to pay such taxes, and reduce each partner's pro rata share of income.


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

                       REEVES TELECOM LIMITED PARTNERSHIP
                      Boiling Spring Lakes, North Carolina
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


(8)      FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

                  U.S. Treasury Securities

                  The fair value of the U.S. Treasury securities has been estimated at the quoted market price. The fair value of the U.S. Treasury securities at December 31, 2005 and 2004 was estimated to be $1,979,948 and $294,950, respectively.

                  Note Receivable

                  The fair value of the note receivable has been estimated by discounting the future cash flows using the rate the Partnership would expect to receive on similar type instruments. The note was modified on June 17, 2003 and a current interest rate was negotiated. The fair value of the note receivable at December 31, 2005 and 2004 was estimated to be $138,303 and $142,457, respectively.


 (9)     DISPOSAL OF BUSINESS SEGMENT / NOTE RECEIVABLE

         The Partnership closed a sale agreement for Fox Squirrel Country Club on March 9, 2001. Under the agreement, the Partnership received $150,000 in cash and a note for $712,500. The note required monthly payments of $6,641 including interest at 9.75% per annum and maturing on March 9, 2004. The note is collateralized by a first mortgage on the golf club. On June 17, 2003, the note was modified and the Partnership received an additional principal payment of $534,748. The Partnership subordinated its lien priority on the assets sold to a bank. Under the modified terms of the note, monthly payments are $1,371 including interest at the greater of 8.75% or FNB Southeast's prime interest rate plus 2%. The note requires a balloon payment of $125,459 due July 15, 2008. The remaining balance on the note receivable as of December 31, 2005 was $138,303.

                       REEVES TELECOM LIMITED PARTNERSHIP
                      Boiling Spring Lakes, North Carolina
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005



(10)     COMMITMENTS AND CONTINGENT LIABILITIES

         Contamination From Underground Storage Tank

         On March 9, 2001, the Partnership sold Fox Squirrel Country Club which contained contamination from an underground storage tank. The Partnership believes that all remediation work had been completed as of December 31, 2001 although the North Carolina Department of Environment and Natural Resources ("NCDENR") required the Partnership to continue monitoring and testing the subsurface groundwater. In a letter dated May 4, 2004, NCDENR issued the final closing letter releasing the Partnership from future monitoring and testing.

         Dam Repairs

         The Partnership is responsible for the maintenance and repair of an earthen dam designed to retain water in one of the lakes. The dam was breeched approximately ten years ago and the Partnership has spent approximately $113,000 in repairs. The Partnership intends to deed the dam to the City of Boiling Spring Lakes but the city has required additional repairs before accepting ownership. The Partnership expects to spend approximately $66,000 in repairs during 2006. The Partnership does not believe that any additional cost will be material.

         Commitment for Municipal Water and Sewer Services

         Most of the land owned by the Partnership lacks municipal water and sewer service. The City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development in 2004. A significant portion of the costs of water distribution and sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land. As of the date of this report, the Partnership is unable to determine the magnitude of these costs and, accordingly, has not accrued any provision in these financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP
                      Boiling Spring Lakes, North Carolina
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

         Environmental Matters

         The Partnership is subject to various federal, state and local laws, ordinances and regulations regarding environmental matters. The Partnership may be required to investigate and clean up hazardous or toxic substances or petroleum product releases on land currently or formerly owned by it, and may be liable to a governmental entity or to third parties for property damage and the cost of investigation, removal and decontamination incurred by such parties. The penalty may be imposed whether or not the Partnership was aware, or responsible for, the hazardous or toxic substances, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, removal and decontamination of substances could be substantial. If such substances are found on the land currently owned by the Partnership, or there is a failure to properly remove or decontaminate the area, the property could be difficult to sell,rent or develop. Some environmental laws create a lien on a contaminated site in favor of the government for damages and cost it incurs in connection with such contamination. The Partnership may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. As of the date of this report, the Partnership is not aware of any environmental matters that would have a material effect on the financial statements and, accordingly, the Partnership has accrued no liabilities in these financial statements. However, it is at least reasonably possible that such matters may exist at the date of this report, and the effect on the Partnership and these financial statements could be substantial.

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

                       REEVES TELECOM LIMITED PARTNERSHIP
                      Boiling Spring Lakes, North Carolina
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


         Water Level of Lakes

         The Partnership believes that the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership. The Partnership's ability to sell land at its asking prices would be adversely affected if the water level in the lakes was substantially below normal for any length of time. Due to protracted drought or near-drought conditions for several years up to late 2002, nearly all the lakes within the City of Boiling Spring Lakes had a water level that was substantially below normal. These conditions resulted in a lowering of the water table, and sinkholes developed in the bed of Boiling Spring Lake, the largest lake in the community. Remedial measures taken by the city combined with heavy precipitation during the fourth quarter of 2002 solved the problem and filled the lakes to approximately normal levels. The Partnership has not made any representations or warranties to buyers of land as to the water level in the lakes. Nevertheless, it is reasonably possible that one or more of such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the water level of the lakes being substantially below normal, whether due to damage to the dam, protracted drought conditions, or otherwise. If any litigation is instituted seeking compensation or rescission, the Partnership believes that it would prevail on the merits, but the cost of defending such litigation may by substantial. As of the date of this report, there is no pending litigation, and the Partnership is not aware of any potential claims or actions in these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

         Building and Maintaining Roads

         The Partnership is responsible for maintaining certain roads, most of which are unpaved, and certain road rights-of-way within the City of Boiling Spring Lakes. The Partnership may complete some or all of the roads, but there is no contractual obligation to do so. The Partnership has not set aside any money or entered into any bond, escrow, or trust agreement to assure completion of the roads. It may difficult or impossible for the Partnership to sell lots located on uncompleted roads. The City of Boiling Springs Lakes will not assume any road that is not paved with asphalt, and the City need not assume any paved road. Accordingly, unless and until the Partnership completes a road and has it paved with asphalt, and the road has been assumed by the City, the Partnership will be responsible for maintaining such road and the right-of-way. Since 2001, the Partnership has spent approximately $71,000 for rocking and paving roads. The failure by the Partnership to provide proper maintenance of the roads and rights-of-way which have not been assumed by the City may subject the Partnership to substantially greater risk of litigation from persons adversely affected by such failure. If such litigation were to be initiated, management believes that the Partnership would prevail but that the cost of defending the case could be material, and should the Partnership not prevail, the cost of building any such road could be material.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        ON FINANCIAL STATEMENT SCHEDULES





 To the Partners
 Reeves Telecom Limited Partnership
 Boiling Spring Lakes, North Carolina


Our audit of the financial statements of Reeves Telecom Limited Partnership as of December 31, 2005 and 2004 and for the years then ended as referred to in our report dated March 23, 2006, and appearing on page F-1 of this Form 10-K, also included an audit of the financial statement schedules listed in Item 15 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements referred to above.





 /s/ Lynch & Howard, P.A.
 Raleigh, North Carolina

 March 23, 2006

                       REEVES TELECOM LIMITED PARTNERSHIP

                                   SCHEDULE I
                        VALUATION AND QUALIFYING ACCOUNTS


                                                     Additions
                                        Balance at   Charged to                  Changes      Balance
                                        Beginning    Costs and                     Add        at End
                                        of Period     Expenses    Deductions     (Deduct)    of Period
                                        ----------   ----------   ----------    ----------   ----------

For year ended December 31, 2005        $  548,240   $       --   $  (36,214)   $   50,043   $  562,069
  RE valuation allowance

For year ended December 31, 2004        $  560,404   $       --   $  (12,164)   $       --   $  548,240
  RE valuation allowance

For year ended December 31, 2003        $  596,027   $       --   $  (35,623)   $       --   $  560,404
  RE valuation allowance


NOTES:

(1) Additions to the real estate valuation allowance charged to costs and expenses reduce the reported book value of certain real estate held for sale to approximate market.

(2) Deductions to the real estate valuation allowance reflect the sale of real estate to which the valuation allowance applies.

(3) The changes represents the estimated realized value of property received in exchange for other property held by the Partnership.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                   SCHEDULE II
                    REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                  Cost           Gross
                                                               Capitalized       Amount
                                                Initial Cost    Subsequent     Carried at
                                                    to             to             End of
      Description                Encumbrances    Partnership   Acquisition       Period
      -----------                ------------   ------------   ------------   ------------

Boiling Spring Lakes, NC:
  Building lots and land         $         --   $    574,794   $    212,508   $    787,302
  Improved lot held for resale             --             --             --             --
                                 ------------   ------------   ------------   ------------


                                 $         --   $    574,794   $    212,508   $    787,302

Pimlico Plantation, SC:
  Building lots and land                   --             --             --             --
                                 ------------   ------------   ------------   ------------


Total at December 31, 2005       $         --   $    574,794   $    212,508   $    787,302
                                 ============   ============   ============   ============


                                                                               Life Upon
                                                                                 Which
                                                                              Depreciation
                                                                              in Latest
                                                    Net                         Income
                                  Accumulated      Book          Date of       Statement
      Description                Depreciation      Value       Acquisition    is Computed
      -----------                ------------   ------------   ------------   ------------

Boiling Spring Lakes, NC:
  Building lots and land         $         --   $    787,302       May 1980            N/A
  Improved lot held for resale             --             --
                                 ------------   ------------


                                 $         --   $    787,302

Pimlico Plantation, SC:
  Building lots and land                   --             --
                                 ------------   ------------


Total at December 31, 2005       $         --   $    787,302
                                 ============   ============


NOTES:

(1)   All building lots and land held for sale are unimproved.

(2) The amounts shown for building lots, land and improved lot held for resale in Boiling Spring Lakes do not reflect valuation allowance of $562,069 at December 31, 2005. See Schedule I, "Valuation and Qualifying Accounts." The valuation allowance, established in previous years to reduce the carrying value of the Partnership's land in Boiling Spring Lakes to approximate market value, is reviewed from time to time to determine its adequacy and is reduced as land is sold.

                       REEVES TELECOM LIMITED PARTNERSHIP

                   RECONCILIATION OF GROSS AND NET BOOK VALUE


                                      Gross                              Net
                                       Book         Accumulated         Book
                                      Value        Depreciation        Value
                                   ------------    ------------    ------------
YEAR ENDED DECEMBER 31, 2005:

  Balance at beginning of period   $    914,243    $    (15,826)   $    898,417
  Additions during period:
    Acquisitions                         52,225              --          52,225
    Improvements                         41,034              --          41,034
  Deductions during period:
    Cost of real estate sold           (220,200)         15,826        (204,374)
                                   ------------    ------------    ------------

  Balance at end of period         $    787,302    $         --    $    787,302
                                   ============    ============    ============

YEAR ENDED DECEMBER 31, 2004:

  Balance at beginning of period   $    896,160    $     (7,913)   $    888,247
  Additions during period:
    Acquisitions                             --              --              --
    Improvements                         69,887              --          69,887
  Deductions during period:
    Cost of real estate sold            (51,804)         (7,913)        (59,717)
                                   ------------    ------------    ------------
  Balance at end of period         $    914,243    $    (15,826)   $    898,417
                                   ============    ============    ============

YEAR ENDED DECEMBER 31, 2003:

  Balance at beginning of period   $    950,039    $         --    $    950,039
  Additions during period:
    Acquisitions                             --              --              --
    Improvements                             --              --              --
  Deductions during period:
    Cost of real estate sold            (53,879)         (7,913)        (61,792)
                                   ------------    ------------    ------------
  Balance at end of period         $    896,160    $     (7,913)   $    888,247
                                   ============    ============    ============



NOTE:

(1)   Cost of real estate sold does not reflect valuation allowances. See
      Schedule I, "Valuation and Qualifying Accounts."