Form 10-Q
period 2006-03-31
REEVES TELECOM LTD PARTNERSHIP
filed 2006-05-15
CIK 314741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ to _________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No [X]

On May 10, 2006, the registrant had outstanding 1,811,562 partnership units.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

  Item 1.   Condensed Financial Statements

            Condensed Balance Sheets at March 31, 2006
              (Unaudited) and December 31, 2005                                1

            Condensed Statements of Operations and Partners'
              Capital (Unaudited) for the Three Months Ended
              March 31, 2006 and 2005                                          2

            Condensed Statements of Cash Flows (Unaudited)
              for the Three Months Ended
              March 31, 2006 and 2005                                          3

            Notes to Condensed Financial Statements
              (Unaudited)                                                      4

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             13

  Item 3.   Quantitative and Qualitative Disclosures About
              Market Risk                                                     19

  Item 4.   Controls and Procedures                                           20


PART II.  OTHER INFORMATION

  Item 5.   Other Information                                                 22

  Item 6.   Exhibits                                                          23

SIGNATURE                                                                     24

-[PG NUMBER]-

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       REEVES TELECOM LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS


                                            March 31,    December 31,
                                               2006          2005
                                           (Unaudited)    (Audited)
                                          ------------   ------------
         Assets
         ------

Cash and cash equivalents                 $  1,801,455   $  1,527,006
Treasury securities                          1,981,052      1,979,948
Accrued interest receivable                     10,428          4,883
Properties held for sale and property
 and equipment:
     Properties held for sale                  215,686        225,233
     Property and equipment, net               175,497        176,489
                                          ------------   ------------
     Total properties held for sale and
       property and equipment, net             391,183        401,722

Long term notes receivable                     137,206        138,303
                                          ------------   ------------
     Total Assets                         $  4,321,324   $  4,051,862
                                          ============   ============

Liabilities and Partners' Capital
---------------------------------

Accounts payable and accrued expenses     $     78,458   $    216,050
Accrued expenses, affiliates                    54,875        136,126
                                          ------------   ------------

         Total Liabilities                     133,333        352,176

Commitments and contingencies

Partners' capital                            4,187,991      3,699,686
                                          ------------   ------------
         Total Liabilities and
         Partners' Capital                $  4,321,324   $  4,051,862
                                          ============   ============

The accompanying notes are an integral part of these condensed financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

            CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)


                                              2006         2005
                                           ----------   ----------
Operating revenues:
    Property sales                         $  577,400   $  648,226
    Rental income                                  --          383
    Interest income                            23,220        9,259
    Other income                                6,387        1,558
                                           ----------   ----------
                                              607,007      659,426
                                           ----------   ----------

Operating costs and expenses:
    Direct costs of property sold               9,547       10,420
    Selling, general and administrative
      expenses                                108,163       95,127
    Depreciation                                  992        2,406
                                           ----------   ----------
                                              118,702      107,953
                                           ----------   ----------

Net income                                    488,305      551,473

Partners' capital at beginning of period    3,699,686    1,979,196
                                           ----------   ----------

Partners' capital at end of period         $4,187,991   $2,530,669
                                           ==========   ==========
Income per partnership unit                $     0.27   $     0.30
                                           ==========   ==========

Weighted average partnership units
    issued and outstanding                  1,811,562    1,812,062
                                           ----------   ----------

The accompanying notes are an integral part of these condensed financial statements.

                       REEVES TELECOM LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)


                                                      2006           2005
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                    $   488,305    $   551,473
    Adjustments to reconcile net income
        to net cash provided by operating
        activities:
           Depreciation                                   992          2,406
           Accretion of interest                       (1,104)        (1,084)
           Change in assets and liabilities:
               Prepaid and other current assets        (5,546)            --
               Note receivable                          1,097          1,005
               Property held for sale, net              9,547         10,421
               Accounts payable and
                accrued expenses                     (137,592)      (119,118)
                                                  -----------    -----------
    Net cash provided by operating activities         355,699        445,103
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Increase in sales property &
     equipment, net                                        --           (579)
                                                  -----------    -----------
    Net cash used in investing activities                  --           (579)
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Increase (decrease) in accrued
        expenses, affiliates                          (81,250)        18,250
                                                  -----------    -----------
    Net cash provided by (used in) financing
        activities                                    (81,250)        18,250
                                                  -----------    -----------
NET INCREASE IN CASH                                  274,449        462,774

CASH BALANCE - BEGINNING                            1,527,006      1,210,038
                                                  -----------    -----------
CASH BALANCE - ENDING                             $ 1,801,455    $ 1,672,812
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

      The remaining assets of the Partnership are primarily land held for sale, note receivable, U.S. Treasury securities, and cash. The cash was generated primarily from real estate sales including the sale of the golf club described in Note 3, below. During the first quarter of 2001, the Partnership sold the golf club.

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

      The Partnership's Managing General Partner is Grace Property Management, Inc.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF ACCOUNTING

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership's results of operations and financial condition have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 31, 2006.

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

      COMMITMENT FOR MUNICIPAL WATER AND SEWER SERVICES

      The lack of municipal water and public sewer services has been a major inhibiting factor in the Partnership's efforts to sell and/or develop land in Boiling Spring Lakes. Prior to 2004, virtually all residents in the development were forced to rely upon well water and individual septic systems. The City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development in 2004, and initial residential hook-ups began during the second quarter of 2005. In connection with the first phase of the municipal water system, in February 2004 the Partnership paid its full assessment of $51,000, which amount was treated for accounting purposes as an increase in the cost basis of the land owned by the Partnership in those certain portions of the development. In connection with the second phase of the municipal water system, in August 2005, the Partnership paid its full assessment of $36,000, which amount was treated for accounting purposes as an increase in the cost basis of the land owned by the Partnership in those certain portions of the development. A significant portion of the cost of water distribution and sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land. Management cannot estimate with any certainty the amount of any future assessment by the City for installation of water or by the County or a private contractor for installation of sewer lines, nor can it predict with any certainty when any such assessments may be made or, once made, become due. As of the date of this report, the Partnership is unable to determine the magnitude of these costs and accordingly has not accrued any provision in these financial statements. Management expects, however, that, if applied to the Partnership's current land holdings, these costs would be substantial. If the Partnership is liable for any such assessment and has insufficient funds to pay such assessment when due or is unable to obtain financing on terms Management believes to be acceptable, the Partnership may be unable to continue operating and may become insolvent.

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

                                 MARCH 31, 2006
                                   (Unaudited)

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

      Readers are cautioned not to place undue reliance upon these forward-looking statements, which reflect Management's analysis only as to the date hereof. Readers should carefully review the risk factors described in Item 1A, "Risk Factors" within the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 31, 2006, the footnotes to the financial statements contained in this quarterly report, and other documents the Partnership has filed and from time to time will file with the Securities and Exchange Commission which could cause the Partnership's actual results to differ materially from those in these forward-looking statements. The Partnership undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2006
                                   (Unaudited)

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2006
                                   (Unaudited)

      THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

      - REVENUE

            - PROPERTY SALES

            Revenue from property sales, and the amount and type of property sold for the three months ended March 31, 2006 and March 31, 2005 are set forth in the table below.

                                                     Three Months Ended
                                                          March 31,
                                                    -------------------
                                                      2006       2005
                                                    --------   --------
            PROPERTY SOLD
                      Individual undeveloped lots         19         18
                      Other land (acres)                  --         50

            REVENUE
                      Individual undeveloped lots   $577,400   $351,752
                      Other land                          --    296,474
                                                    --------   --------
            Total Revenue                           $577,400   $648,226
                                                    ========   ========

      During the three months ended March 31, 2006, the amount of individual undeveloped lots sold by the Partnership was virtually unchanged from the same period of 2005. Management believes that the sales of individual lots during the first three months of 2006 reflects, in part, a backlog of real estate transactions that was carried over from the fourth quarter of 2005. Revenue from the sale of individual undeveloped lots increased 64% due principally to the increase in the number of lots sold and an increase in the average sales price per lot. The average sales price per lot increased 56%, to $30,389 for the first quarter of 2006 compared to $19,542 for the same period of 2005. The average sales price per lot reflects the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots which are not suitable for on-site septic systems.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2006
                                   (Unaudited)



      During the first quarter of 2005, the Partnership sold five ten-acre tracts, whereas the Partnership sold none in the same period of 2006. The Partnership experiences great volatility in sales of such tracts from year to year as to revenue and total acreage sold, and often the Partnership records no sales of such tracts in a fiscal year.

      - INTEREST INCOME

      Interest income increased 151%. Management attributes the increase substantially to higher average amounts invested in Treasury Bills and other Treasury securities and to higher interest rates on such investments during the first quarter of 2006 compared to the same period of 2005.

      - MISCELLANEOUS INCOME

      During the first quarter of 2006, the Partnership received from the State of North Carolina an income tax refund of $3,174 relating to income taxes paid by the Partnership during 2005 relating to 2004 income. As a limited partnership, the Partnership generally passes income tax liability through to its partners. Management believes, however, that the administrative cost of allocating state income tax liability among the partners, and maintaining records therefor, would be needlessly time-consuming and complex. Management, therefore, elected to pay state income taxes relating to 2004 during 2005, with the result that each partner's pro rata share of the Partnership's income for 2004 was reduced by a pro rata share of such taxes paid. The tax refund relates to a prior year, therefore, Management treats the refund as income rather than a reduction of any state income taxes that the Partnership may elect to pay relating to 2005 or 2006.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2006
                                   (Unaudited)

      - DIRECT COSTS OF PROPERTY SOLD

      Direct costs of property sold for the three months ended March 31, 2006 were $9,547, compared to $10,420 for the same period of 2005. Management attributes the decrease in costs principally to the sale of five ten-acre tracts during the first three months of 2005, whereas no such land was sold during the same period of 2006.

      - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses were $108,164 for the three months ended March 31, 2006, compared to $95,127 for the same period of 2005, for a net increase of 14%. The significant changes among the principal components of selling, general and administrative expenses are as follows:

            - MISCELLANEOUS EXPENSES

            During the first quarter of 2006, the Partnership engaged an independent appraiser to provide an appraisal of the Partnership's real estate assets in Boiling Spring Lakes. The Partnership obtains such an appraisal periodically, typically every two years. The cost of the appraisal was charged as an expense during the first three months of 2006, whereas no such expense was incurred during the first three months of 2005.

            - GENERAL PARTNER FEES

            Annual fees charged by the General Partner were raised to $160,000, from $150,000, effective January 1, 2006. The approximate 7% increase reflects the increased costs borne by the General Partner in respect of the Partnership during 2005.

      LIQUIDITY AND CAPITAL RESOURCES

      - GENERAL

      At March 31, 2006, the Partnership had $1,801,455 in cash and cash equivalents, and $1,981,052 invested in Treasury securities having a maturity of less than two years. There was no long-term debt.

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2006
                                   (Unaudited)

      - CASH FLOWS FROM OPERATING ACTIVITIES

      Operating activities provided $355,699 of net cash during the first three months of 2006, compared to $445,103 during the same period of 2005. The decrease is primarily attributable to the decrease in revenue from property sales for the first three months of 2006 compared to the same period of 2005.

      - CASH FLOWS FROM INVESTING ACTIVITIES

      Investing activities used net cash of $579 during the first three months of 2005. No investing activities were conducted during the first three months of 2006.

      - CASH FLOWS FROM FINANCING ACTIVITIES

      Financing activities used $81,250 of net cash during the first three months of 2006, compared to $18,250 of net cash provided by financing activities during the first three months of 2005. The change is primarily attributable to the payment during the first quarter of 2006 of accrued general partners fees.

      - LONG-TERM DEBT

      The Partnership had no long-term debt outstanding during 2006 or 2005.

      OFF BALANCE SHEET ARRANGEMENTS

      The Partnership does not utilize off balance sheet arrangements, and there were none during the first three months of 2006 or 2005.

      IMPACT OF INFLATION

      Real estate market conditions during 2005 and the first quarter of 2006 have permitted the Partnership to twice raise the asking price of its land, most recently in January 2006 more or less across the board. To the extent that sales prices reflect in part such increased asking prices, inflation may be deemed to have had a positive impact on the Partnership's operations during the first three months of 2006 and 2005. Otherwise, inflation has had only a minor impact on the Partnership's operations during the first three months of 2006 and 2005.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2006
                                   (Unaudited)

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

      The Partnership's interest-bearing assets at March 31, 2006 are as follows:

      - Cash, substantially all of which is deposited at a local financial institution. The interest rate earned on the cash balance is variable. During the first quarter of 2006, cash balances averaged $462,005.

      - Treasury securities. The Partnership invests in 91-day Treasury bills, Treasury Notes having a maturity of less than two years, and zero coupon instruments available through the U.S. Treasury's STRIPS program having a maturity of less than two years. All of such investments are intended to be held to maturity. The interest rates earned on Treasury Bills, Treasury Notes, and Treasury STRIPS are set at the time of purchase. The interest rate earned on a bill, note, or STRIP that matures may be different from that of a new bill, note, or STRIP in which the proceeds are reinvested. During the first quarter of 2006, average invested balances were $1,202,226 for Treasury Bills, $1,965,097 for Treasury Notes, and $0 for Treasury STRIPS.

      - The note receivable from the buyer of the assets of Fox Squirrel/The Lakes. The annual interest rate on the note is equal to the higher of (i) 8.75% and (ii) 2% over the Bank's prime rate. During the first quarter of 2006, the interest rate has not exceeded 8.75%.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2006
                                   (Unaudited)

      Had the average level of interest rates during the first three months of 2006 been higher or lower by 100 basis points or one percent (1%), the Partnership would have earned approximately $3,921 more or less, in interest income based upon average quarterly balances.

      As of March 31, 2006, 91-day Treasury Bills are included on the Partnership's balance sheet as a cash equivalent, and are stated at their cost, which approximates market.

      As of March 31, 2006, Treasury Bills with a maturity of more than 91 days and Treasury Notes are stated on the Partnership's balance sheet at their cost, which approximates market. Accreted interest is treated as interest income.

      As of March 31, 2006, the note receivable from the buyer of the assets of Fox Squirrel/The Lakes was stated on the Partnership's balance sheet at $137,206, the principal amount of the note receivable, which approximates its market value. The interest rate on the note receivable cannot decline below 8.75% and will increase to 2% above the borrower's principal bank's prime rate if the such bank's prime rate were to exceed 6.75%. This note receivable, like all variable rate instruments, is largely insulated from interest rate risk, and will not decline in value if market interest rates increase; however, should interest rates decline from what are already historically low rates, the market value of the note receivable will likely increase. A hypothetical 100 basis point (1%) increase or decrease in market interest rates from levels at March 31, 2006 would not cause the fair value of the note receivable to change by a material amount.

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

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2006
                                   (Unaudited)

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

      Since the Registrant is a limited partnership, it has no officers or directors. Mr. Davis P. Stowell, President of the General Partner, carries out the functions of the principal executive officer and the principal financial officer of the Partnership. Mr. Stowell has, as of the end of the period covered by this Quarterly Report on Form 10-Q, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and has determined that such disclosure controls and procedures are effective at the reasonable assurance level. There have been no changes during the first fiscal quarter of 2006 that materially affected or are reasonably likely to affect internal controls over financial reporting. The Partnership does not believe any significant deficiencies or material weaknesses exist in its internal controls over financial reporting. Accordingly, no corrective actions have been taken.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2006
                                   (Unaudited)

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

      On May 3, 2006, Grace Property Management, Inc., the Partnership's general partner, learned of an unsolicited tender offer by Mackenzie Patterson Fuller, LP and several of its affiliates (collectively, "Mackenzie") to purchase any and all partnership units outstanding at a price of $0.50 cash per unit, less any distributions paid by the Partnership after the commencement of the tender offer. Mackenzie did not request from the Partnership or its general partner a list of registered owners of partnership units, nor did Mackenzie provide the Partnership or its general partner with a copy of the offering materials at or prior to the time that Mackenzie commenced their tender offer. The general partner learned of the tender offer only after certain unit holders contacted the general partner to inquire about the tender offer, and the general partner subsequently obtained a copy of Mackenzie's offering materials.

      Neither Mackenzie nor, to the general partner's knowledge, any of Mackenzie's principals, is in any way associated with the Partnership or its general partner, and neither the Partnership nor its general partner in any way recommends or endorses the Mackenzie tender offer.

      The Mackenzie tender offer is currently set to expire on May 26, 2006.

      The general partner anticipates that a response to the Mackenzie tender offer will be disseminated to unit holders not later than May 20, 2006.

      You can obtain a copy of the response as well as other filings by or relating to the Partnership through EDGAR, the Securities and Exchange Commission's electronic data gathering and retrieval system, at www.sec.gov by the following steps:

      - click on "Search for Company Filings" under the "Filings & Forms (EDGAR)" heading;
      -     click on "Companies & Other Filers" in the left column;
      - in the box next to "Company name," type REEVES TELECOM and click on the "Find Companies" button; and
      - click on either [html] or [text] to the left of the description of a particular filing to access a copy of that filing.

                       REEVES TELECOM LIMITED PARTNERSHIP

                                 MARCH 31, 2006
                                   (Unaudited)

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

                                 MARCH 31, 2006
                                   (Unaudited)

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

Date: May 12, 2006