Form 10-Q
period 2006-06-30
REEVES TELECOM LTD PARTNERSHIP
filed 2006-08-14
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

On August 10, 2006, the registrant had 1,811,562 partnership units issued and outstanding.

REEVES TELECOM LIMITED PARTNERSHIP

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets

Cash and equivalents	$1,806,652	$1,527,006
Treasury securities	1,982,167	1,979,948
Accrued interest receivable	4,144	4,883
Properties held for sale and property and equipment:
Properties held for sale	218,186	225,233
Property and equipment, net	245,419	176,489
Total properties held for sale and property and equipment	463,605	401,722
Long term notes receivable	136,085	138,303
Total Assets	$4,392,653	$4,051,862

Liabilities and Partners' Capital

Accounts payable and accrued expenses	$59,762	$216,050
Accrued expenses, affiliates	54,820	136,126
Total Liabilities	114,582	352,176
Commitments and contingencies
Partners' capital	4,278,071	3,699,686
Total Liabilities and Partners' Capital	$4,392,653	$4,051,862

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	2006	2005

Operating revenues:
Property sales	$285,288	$334,287
Interest income	46,733	12,182
Other income	52	--
Total operating revenues	332,073	346,469

Operating costs and expenses:
Direct costs of property sold	701	14,637
Selling, general and administrative expenses	240,300	159,829
Depreciation	993	2,470
Total operating costs and expenses	241,994	176,936

Net income	90,079	169,533

Partners' capital at beginning of period	4,187,991	2,530,669

Partners' capital at end of period	$4,278,070	$2,700,202

Income per partnership unit	$0.05	$0.09

Weighted average partnership units issued and outstanding	1,811,562	1,811,562

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	2006	2005

Operating revenues:
Property sales	$862,689	$982,513
Rental income	--	383
Interest income	69,952	21,441
Other income	6,439	1,558
Total operating revenues	939,080	1,005,895

Operating costs and expenses:
Direct costs of property sold	10,248	25,057
Selling, general and administrative expenses	348,463	254,956
Depreciation	1,985	4,876
Total operating costs and expenses	360,696	284,889

Net income	578,384	721,006

Partners' capital at beginning of period	3,699,686	1,979,196

Partners' capital at end of period	$4,278,070	$2,700,202

Income per partnership unit	$0.32	$0.40

Weighted average partnership units issued and outstanding	1,811,562	1,811,811

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$578,384	$721,006
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,985	4,876
Accretion of interest	(2,219)	(4,643)
Change in assets and liabilities:
Prepaid and other current assets	739	--
Note receivable	2,218	2,032
Property held for sale, net	7,048	27,032
Accounts payable and accrued expenses	(156,288)	(117,073)
Net cash provided by operating activities	431,867	633,230

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in sales property and equipment, net	(70,915)	(5,936)
Net cash used in investing activities	(70,915)	(5,936)

CASH FLOWS FROM FINANCING ACTIVITIES:

(Decrease) increase in accrued expenses, affiliates	(81,306)	18,199
Net cash (used in) provided by financing activities	(81,306)	18,199

NET INCREASE IN CASH	279,646	645,493

CASH BALANCE - BEGINNING	1,527,006	1,210,038

CASH BALANCE - ENDING	$1,806,652	$1,855,531

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

On May 17, 1979, the stockholders of Reeves Telecom Corporation (the “Corporation”) approved a plan of liquidation (the “Plan”) for the Corporation and its subsidiaries. The Plan, which was determined by the Internal Revenue Service to qualify as a Section 337 liquidation, authorized the Corporation’s Board of Directors to sell the Corporation’s assets and distribute any remaining unsold assets to its stockholders and/or a liquidation trust. On May 8, 1980, stockholders at a special meeting approved an amendment to the Plan whereby assets not sold within one year of the date the Plan was approved could be transferred, at the discretion of the Board of Directors, from the Corporation to a South Carolina limited partnership which would undertake to sell the remaining assets on behalf of the stockholders. On May 15, 1980 the Corporation was liquidated and all of its unsold assets and liabilities were transferred to Reeves Telecom Associates, a South Carolina limited partnership (the “Partnership”). Stockholders of the Corporation received one Partnership unit in exchange for each share of common stock. The units are registered under the Securities Exchange Act of 1934 but are not listed on any national securities exchange. In January 1987, pursuant to a change in South Carolina law, the Partnership’s legal name was changed from Reeves Telecom Associates to Reeves Telecom Limited Partnership. From the sale of the remaining assets, the Partnership may acquire additional properties or make distributions to the partners. The Partnership currently has no intent to acquire additional properties but is not precluded from doing so.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership’s results of operations and financial condition have been included. Operating results for the three month and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 31, 2006.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

SIGNIFICANT CONCENTRATIONS OF RISK

The Partnership maintains cash deposits in banks in excess of the federally insured amounts.

CASH AND EQUIVALENTS

For purposes of the Statements of Cash Flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions, money market accounts, and U.S. Treasury securities with maturities of three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates market value.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

DAM REPAIRS

The Partnership is responsible for the maintenance and repair of a dam designed to retain water in one of the lakes. The dam was breeched and partially washed out following a severe storm approximately ten years ago. The Partnership has spent a total of approximately $184,000 since 2001 to repair the dam, including approximately $71,000 during 2006. The Partnership intends to deed the dam to the City of Boiling Spring Lakes. The City has indicated that it will accept the title once it is comfortable that the dam has been fully repaired and has successfully retained water following a period of heavy rain. Until such time as the title is transferred, there can be no assurance that the City will not require the Partnership to undertake and complete additional work on the dam, or decide not to accept title, notwithstanding additional work on the dam by the Partnership. The occurrence of a hurricane, flood, or unusually heavy or prolonged rain could result in damage to the dam. In such an eventuality before the transfer of title to the dam, the Partnership would be responsible for the repair costs, which could be substantial, and until such repair is completed, the Partnership's ability to develop and sell properties or realize income from projects could be materially adversely affected.

COMMITMENT FOR MUNICIPAL WATER AND SEWER SERVICES

The lack of municipal water and public sewer services has been a major inhibiting factor in the Partnership's efforts to sell and/or develop land in Boiling Spring Lakes. Prior to 2004, virtually all residents in the development were forced to rely upon well water and individual septic systems. The City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development in 2004, and initial residential hook-ups began during the second quarter of 2005. In connection with the first phase of the municipal water system, in February 2004 the Partnership paid its full assessment of $51,000, which amount was treated for accounting purposes as an increase in the cost basis of the land owned by the Partnership in those certain portions of the development. In connection with the second phase of the municipal water system, in August 2005, the Partnership paid its full assessment of $36,000, which amount was treated for accounting purposes as an increase in the cost basis of the land owned by the Partnership in those certain portions of the development. In August 2006, the City of Boiling Spring Lakes notified the Partnership that five lots owned by the Partnership should have been assessed the prior year but were not. The bill for $2,500 relating to those five lots was submitted to and paid by the Partnership in August 2006. Such amount will be treated for accounting purposes as an increase in the cost basis of the applicable land during the third quarter of 2006. A significant portion of the cost of water distribution and sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land. Management cannot estimate with any certainty the amount of any future assessment by the City for installation of water or by the County or a private contractor for installation of sewer lines, nor can it predict with any certainty when any such assessments may be made or, once made, become due. As of the date of this report, the Partnership is unable to determine the magnitude of these costs and accordingly has not accrued any provision in these financial statements. Management expects, however, that, if applied to the Partnership’s current land holdings, these costs would be substantial. If the Partnership is liable for any such assessment and has insufficient funds to pay such assessment when due or is unable to obtain financing on terms Management believes to be acceptable, the Partnership may be unable to continue operating and may become insolvent.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

BUILDING AND MAINTAINING ROADS

The Partnership is responsible for maintaining certain roads, most of which are unpaved, and certain road rights-of-way within the City of Boiling Spring Lakes. The Partnership may complete some or all of the roads, or a portion of some or all of the roads, but there is no contractual obligation to do so. It may be difficult or impossible for the Partnership to sell lots located on uncompleted roads or on roads that are not rocked or paved with asphalt, and the sales price of a lot situated on an uncompleted road or a road that is neither rocked nor paved with asphalt would likely be substantially less than what the Partnership might otherwise obtain. The Partnership has not set aside any money or entered into any bond, escrow, or trust agreement to assure completion of the roads, or to fund the rocking or paving of roads with asphalt. The costs to complete a road, and to rock or pave a road with asphalt are capitalized and added to the Partnership's cost basis of land held for sale. When the Partnership sells land situated on a completed road, or a road that has been rocked or paved with asphalt, the direct cost of land sold will reflect the capitalized costs. As a result, the Partnership will likely achieve a higher sales price for land situated on a completed road, or a road that has been rocked or paved with asphalt, but the direct cost of such land sold will also be higher than for a lot which does not reflect such capitalized costs. The City of Boiling Spring Lakes will not assume any road that is not paved with asphalt, and the City need not assume any paved road. Accordingly, unless and until the Partnership completes a road and has it paved with asphalt, and the road has been assumed by the City, the Partnership will be responsible for maintaining such road and the right-of-way. Since 2001, the Partnership has spent a total of approximately $71,000 for rocking and paving roads. Otherwise, in recent years, the Partnership has not spent significant amounts toward building or maintaining roads and rights-of-way, and the cost to maintain them may increase substantially. The failure by the Partnership to provide proper maintenance of the roads and rights-of-way which have not been assumed by the City may subject the Partnership to substantially greater risk of litigation from persons adversely affected by such failure. During the 1960's and 1970’s, the Partnership sold a number of five- and ten-acre timber tracts. In some cases, the Partnership provided an easement across its land to the buyer of such a tract for access to and egress from the tract, and the buyer was responsible for building a road across such easement. In cases where the purchase contract was silent on the issue, local laws required only that the Partnership provide the buyer with access to and egress from a tract but it was not clear who was responsible for building a road to and from the tract. Management maintains that the Partnership's only obligation in such cases was to provide an easement for access to and egress from the tract, and if at some subsequent time the buyer wanted a road across such an easement, the Partnership was not obligated to build it. There has been no litigation involving the Partnership in a dispute over whose responsibility it is to build a road in such a case. If such litigation were to be initiated, Management believes that the Partnership would prevail but that the cost of defending the case could be material, and should the Partnership not prevail, the cost of building any such road could be material.

REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2006
(Unaudited)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable securities laws. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, achievements, or events, and may contain forward-looking words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “strategies,” “will be,” “will continue,” “will likely result,” and similar terms and their negatives that convey uncertainty of future events or outcomes. These statements represent the Partnership’s (including the General Partner’s) beliefs, expectations, intentions, and plans, and, as such, are not guarantees of future outcomes or future performance, and are subject to risks and uncertainties that are beyond the Partnership’s control and could cause the Partnership’s actual results to differ materially from those reflected in the forward-looking statements.

Readers are cautioned not to place undue reliance upon these forward-looking statements, which reflect Management’s analysis only as to the date hereof. Readers should carefully review the risk factors described in Part I, Item 1A, “Risk Factors” within the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 31, 2006; Part II, Item 1A, “Risk Factors” within this quarterly report; the footnotes to the financial statements contained in this quarterly report; and other documents the Partnership has filed and from time to time will file with the Securities and Exchange Commission which could cause the Partnership’s actual results to differ materially from those in these forward-looking statements. The Partnership undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

LOCAL REAL ESTATE MARKET CONDITIONS

The market for undeveloped land within the City of Boiling Spring Lakes has slowed considerably during the first six months of 2006 primarily due to efforts undertaken in Boiling Spring Lakes by the U.S. Fish and Wildlife Service to protect the habitat of the red-cockaded woodpecker. The woodpecker is one of several species of flaura and fauna on the endangered species list that inhabit or are believed to inhabit portions of Boiling Spring Lakes and the surrounding area. The Partnership understands that the U.S. Fish and Wildlife Service (“Fish and Wildlife”) notified the City of Boiling Spring Lakes in February 2006 of that agency’s concern about the rapid development within the City’s borders and the loss of mature long-leaf pines that the endangered woodpecker prefers, and of the possibility that the City could be liable for violating federal laws intended to protect the endangered woodpecker if the City issued building permits for lots with nests. Under such federal laws, no building or tree cutting is allowed within 200 feet of a nest tree without a federal permit, and restrictions are imposed on development within 75-acre circles around each nest site to provide a foraging area for the woodpeckers. The Partnership understands that Fish and Wildlife would like for the City to undertake a conservation plan, which typically takes one to two years to develop. Management believes that the Partnership’s land sales will continue to be greatly reduced compared to past years until the City has developed a conservation plan to protect the habitat of the red-cockaded woodpecker or until other means of addressing the concerns of Fish and Wildlife can be implemented.

REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2006
(Unaudited)

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

JUNE 30, 2006
(Unaudited)

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

   THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

- REVENUE

- PROPERTY SALES

Revenue from property sales, and the amount and type of property sold for the three months ended June 30, 2006 and June 30, 2005 are set forth in the table below.

	Three Months Ended June 30,
	2006	2005

PROPERTY SOLD
Individual undeveloped lots	3	17
Other land (acres)	1.30	--

REVENUE
Individual undeveloped lots	$50,851	$334,287
Other land	234,437	--
Total revenue	$285,288	$334,287

During the three months ended June 30, 2006, the amount of individual undeveloped lots sold decreased by 83% from the same period of 2005, while revenues from the sale of individual undeveloped lots decreased 85%. Management attributes the significant decreases in part to the increase in interest rates, which has the effect of increasing the cost to borrow for potential home builders, but primarily to Fish and Wildlife’s efforts to protect the habitat of the red-cockaded woodpecker. The average sales price per lot decreased 14%, to $16,950 for the second quarter of 2006 compared to $19,664 for the same period of 2005. The average sales price per lot reflects the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots which are not suitable for on-site septic systems.

 REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2006
(Unaudited)

During the second quarter of 2006, the Partnership sold approximately 1-1/3 acres of commercial land, whereas the Partnership sold none in the same period of 2005. The Partnership experiences great volatility in sales of such tracts from year to year as to revenue and total acreage sold, and often the Partnership records no sales of such tracts in a fiscal year. Management believes that the sales price was significantly higher than for what can be obtained for other commercial land owned by the Partnership owing to (1) the parcel’s location, adjoining other developed commercial land, and (2) the relatively high percentage of uplands in the parcel, allowing for a larger building footprint than can be placed on other commercial land owned by the Partnership.

- INTEREST INCOME

Interest income increased 284%. Management attributes the increase substantially to higher average amounts invested in Treasury Bills and other Treasury securities during the second quarter of 2006 compared to the same period of 2005.

- DIRECT COSTS OF PROPERTY SOLD

Direct costs of property sold for the three months ended June 30, 2006 were $701, compared to $14,637 for the same period of 2005. Management attributes the decrease in costs principally to the decrease in the number of individual undeveloped lots sold. The Partnership’s carrying cost of the commercial land was nominal, so the sale of the commercial land during the second quarter of 2006 did not add measurably to costs of property sold.

- SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $240,300 for the three months ended June 30, 2006, compared to $159,829 for the same period of 2005, for a net increase of 50%. The significant changes among the principal components of selling, general and administrative expenses are as follows:

- INCOME TAXES

During the three months ended June 30, 2006, the Partnership paid $135,000 in state income taxes to North Carolina relating to fiscal 2005. During the same period of 2005, the Partnership paid $55,050 in state income taxes relating to fiscal 2004. The 145% increase reflects the Partnership’s greater profitability in 2005 compared to 2004. As a limited partnership, the Partnership generally passes income tax liability through to its partners. With respect to 2005 and 2004, however, Management believes that the administrative cost of allocating such liability among the partners, and maintaining records therefor, would be needlessly time-consuming and complex. Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of the Partnership’s income for each such year would be/has been reduced by a pro rata share of such taxes paid.

 REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2006
(Unaudited)

- GENERAL PARTNER FEES

Annual fees charged by the General Partner were raised to $160,000, from $150,000, effective January 1, 2006. The approximate 7% increase reflects the increased costs borne by the General Partner in respect of the Partnership during 2005.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

- REVENUE

- PROPERTY SALES

Revenue from property sales, and the amount and type of property sold for the six months ended June 30, 2006 and June 30, 2005 are set forth in the table below.

	Six Months Ended June 30,
	2006	2005

PROPERTY SOLD
Individual undeveloped lots	22	35
Other land (acres)	1.30	50

REVENUE
Individual undeveloped lots	$628,252	$686,039
Other land	234,437	296,474
Total revenue	$862,689	$982,513

During the six months ended June 30, 2006, the amount of individual undeveloped lots sold by the Partnership decreased 37% from the same period of 2005. Management attributes the decrease in part to the increase in interest rates, which has the effect of increasing the cost to borrow for potential home builders, but primarily to Fish and Wildlife’s efforts to protect the habitat of the red-cockaded woodpecker. The average sales price per lot increased 46%, to $28,557 for the first half of 2006 compared to $19,601 for the same period of 2005. The average sales price per lot reflects the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots which are not suitable for on-site septic systems.

REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2006
(Unaudited)

During the first half of 2006, the Partnership sold approximately 1-1/3 acres of commercial land, whereas the Partnership sold none in the same period of 2005. During the first half of 2005, the Partnership sold five ten-acre tracts, whereas the Partnership sold none in the same period of 2006. The Partnership experiences great volatility in sales of such tracts from year to year as to revenue and total acreage sold, and often the Partnership records no sales of such tracts in a fiscal year.

- INTEREST INCOME

Interest income increased 226%. Management attributes the increase substantially to higher average amounts invested in Treasury Bills and other Treasury securities during the first half of 2006 compared to the same period of 2005.

- MISCELLANEOUS INCOME

During the first half of 2006, the Partnership received from the State of North Carolina an income tax refund of $3,174 relating to income taxes paid by the Partnership during 2005 relating to 2004 income. The tax refund relates to a prior year, therefore, Management treats the refund as income rather than a reduction of any state income taxes that the Partnership may elect to pay relating to 2005 or 2006.

- DIRECT COSTS OF PROPERTY SOLD

Direct costs of property sold for the six months ended June 30, 2006 were $10,248, compared to $25,057 for the same period of 2005. Management attributes the decrease in costs principally to the sale of five ten-acre tracts during the first six months of 2005, whereas no such land was sold during the same period of 2006.

- SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $348,463 for the six months ended June 30, 2006, compared to $254,956 for the same period of 2005, for a net increase of 37%. The significant changes among the principal components of selling, general and administrative expenses are as follows:

REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2006
(Unaudited)

- INCOME TAXES

During the six months ended June 30, 2006, the Partnership paid $135,000 in state income taxes to North Carolina relating to fiscal 2005. During the same period of 2005, the Partnership paid $55,050 in state income taxes relating to fiscal 2004. The 145% increase reflects the Partnership’s greater profitability in 2005 compared to 2004. As a limited partnership, the Partnership generally passes income tax liability through to its partners. With respect to 2005 and 2004, however, Management believes that the administrative cost of allocating such liability among the partners, and maintaining records therefor, would be needlessly time-consuming and complex. Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of the Partnership’s income for each such year would be/has been reduced by a pro rata share of such taxes paid.

- MISCELLANEOUS EXPENSES

During the first half of 2006, the Partnership engaged an independent appraiser to provide an appraisal of the Partnership’s real estate assets in Boiling Spring Lakes. The Partnership obtains such an appraisal periodically, typically every two years. The cost of the appraisal was charged as an expense during the first six months of 2006, whereas no such expense was incurred during the first six months of 2005.

- GENERAL PARTNER FEES

Annual fees charged by the General Partner were raised to $160,000, from $150,000, effective January 1, 2006. The approximate 7% increase reflects the increased costs borne by the General Partner in respect of the Partnership during 2005.

LIQUIDITY AND CAPITAL RESOURCES

- GENERAL

At June 30, 2006, the Partnership had $1,806,652 in cash and cash equivalents, and $1,982,167 invested in Treasury securities having a maturity of less than two years. There was no long-term debt.

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

REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2006
(Unaudited)

- CASH FLOWS FROM OPERATING ACTIVITIES

Operating activities provided $431,867 of net cash during the first six months of 2006, compared to $633,230 during the same period of 2005. The decrease is primarily attributable to the decrease in revenue from property sales for the first six months of 2006 from the same period of 2005.

- CASH FLOWS FROM INVESTING ACTIVITIES

Investing activities used net cash of $70,915 during the first six months of 2006, compared to $5,936 during the same period of 2005. The increase is primarily attributable to expenditures made during 2006 to repair the dam.

- CASH FLOWS FROM FINANCING ACTIVITIES

Financing activities used $81,306 of net cash during the first six months of 2006, compared to $18,199 of net cash provided by financing activities during the first six months of 2005. The change is primarily attributable to the payment during the first half of 2006 of accrued general partners fees.

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

JUNE 30, 2006
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

Throughout the balance of 2006, the Partnership may make one or more real estate-related investments in and around Boiling Spring Lakes with a view towards enhancing the value of the Partnership’s assets. The Partnership may utilize its own cash balances as well as seek to borrow from local financial institutions or others to fund such investment(s). Management expects that any effort to obtain financing will be successful but there can be no assurances that the Partnership will be able to obtain borrowed funds on acceptable terms or at all. Management will evaluate and determine on a continuing basis, depending upon market conditions and other factors the General Partner deems relevant, the most efficient and practical use of the Partnership’s cash.

OFF BALANCE SHEET ARRANGEMENTS

The Partnership does not utilize off balance sheet arrangements, and there were none during the first six months of 2006 or 2005.

IMPACT OF INFLATION

Real estate market conditions during 2005 and the first half of 2006 permitted the Partnership to twice raise the asking price of its land, most recently in January 2006 by approximately five percent (5%) more or less across the board. To the extent that sales prices reflect in part such increased asking prices, inflation may be deemed to have had a positive impact on the Partnership’s operations during the first six months of 2006 and 2005. Otherwise, inflation has had only a minor impact on the Partnership’s operations during the first six months of 2006 and 2005.

REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2006
(Unaudited)

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

The Partnership’s interest-bearing assets at June 30, 2006 are as follows:

-Cash, substantially all of which is deposited at a local financial institution. The interest rate earned on the cash balance is variable. During the second quarter of 2006, cash balances averaged $573,409.

-Treasury securities. The Partnership invests in three-month and six-month Treasury bills, Treasury Notes having a maturity of less than two years, and zero coupon instruments available through the U.S. Treasury’s STRIPS program having a maturity of less than two years. All of such investments are intended to be held to maturity. The interest rates earned on Treasury Bills, Treasury Notes, and Treasury STRIPS are set at the time of purchase. The interest rate earned on a bill, note, or STRIPS that matures may be different from that of a new bill, note, or STRIPS in which the proceeds are reinvested. During the second quarter of 2006, average invested balances were $1,230,645 for Treasury Bills, $1,965,097 for Treasury Notes, and $0 for Treasury STRIPS.

-The note receivable from the buyer of the assets of Fox Squirrel/The Lakes. The annual interest rate on the note is equal to the higher of (i) 8.75% and (ii) 2% over the Bank’s prime rate. During the second quarter of 2006, the interest rate has not exceeded 8.75%.

Had the average level of interest rates during the three months ended June 30, 2006 been higher or lower by 100 basis points or one percent (1%), the Partnership would have earned approximately $4,342 more or less, in interest income based upon average quarterly balances.

As of June 30, 2006, three-month Treasury Bills are included on the Partnership’s balance sheet as a cash equivalent, and are stated at their cost, which approximates market.

As of June 30, 2006, Treasury Bills with a maturity of more than three months and Treasury Notes are stated on the Partnership’s balance sheet at their cost, which approximates market. Accreted interest is treated as interest income.

REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2006
(Unaudited)

As of June 30, 2006, the note receivable from the buyer of the assets of Fox Squirrel/The Lakes was stated on the Partnership’s balance sheet at $136,085, the principal amount of the note receivable, which approximates its market value. The interest rate on the note receivable cannot decline below 8.75% and will increase to 2% above the borrower’s principal bank’s prime rate if the bank’s prime rate were to exceed 6.75%. This note receivable, like all variable rate instruments, is largely insulated from interest rate risk, and will not decline in value if market interest rates increase; however, should interest rates decline from what are already historically low rates, the market value of the note receivable will likely increase. A hypothetical 100 basis point (1%) increase or decrease in market interest rates from levels at June 30, 2006 would not cause the fair value of the note receivable to change by a material amount.

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

REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2006
(Unaudited)

Since the Registrant is a limited partnership, it has no officers or directors. Mr. Davis P. Stowell, President of the General Partner, carries out the functions of the principal executive officer and the principal financial officer of the Partnership. Mr. Stowell has, as of the end of the period covered by this quarterly report on Form 10-Q, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and has determined that such disclosure controls and procedures are effective at the reasonable assurance level. There have been no changes during the second fiscal quarter of 2006 that materially affected or are reasonably likely to affect internal controls over financial reporting. The Partnership does not believe any significant deficiencies or material weaknesses exist in its internal controls over financial reporting. Accordingly, no corrective actions have been taken.

REEVES TELECOM LIMITED PARTNERSHIP

JUNE 30, 2006
(Unaudited)
PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

The following risk factor should be read in conjunction with those risk factors set forth in Part I, Item 1A, “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

U.S. FISH AND WILDLIFE SERVICE INITIATIVES

The red-cockaded woodpecker is one of several species of flaura and fauna on the endangered species list that inhabit or are believed to inhabit portions of Boiling Spring Lakes and the surrounding area. The Partnership understands that Fish and Wildlife notified the City of Boiling Spring Lakes in February 2006 of that agency’s concern about the rapid development within the City’s borders and the loss of mature long-leaf pines that the endangered woodpecker prefers, and of the possibility that the City could be liable for violating federal laws intended to protect the endangered woodpecker if the City issued building permits for lots with nests. Under such federal laws, no building or tree cutting is allowed within 200 feet of a nest tree without a federal permit, and restrictions are imposed on development within 75-acre circles around each nest site to provide a foraging area for the woodpeckers. The City’s initial response has been to cease issuing building permits for lots which are, entirely or partially, within 200 feet of a nest tree as indicated on a map furnished by Fish and Wildlife. The Partnership believes that few, if any, of its lots are affected by this temporary ban on new building permits. The Partnership understands that Fish and Wildlife would like for the City to undertake a conservation plan, which typically takes one to two years to develop. Management believes that the Partnership will experience lower land sales in terms of revenue as well as number of lots sold than in past years until the City has developed a conservation plan to protect the habitat of the red-cockaded woodpecker or until other means of addressing the concerns of Fish and Wildlife can be implemented.

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

JUNE 30, 2006
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

Date: August 11, 2006