Form 10-Q
period 2006-09-30
REEVES TELECOM LTD PARTNERSHIP
filed 2006-11-14
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or
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

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

On November 10, 2006, the registrant had 1,811,562 partnership units issued and outstanding.

REEVES TELECOM LIMITED PARTNERSHIP

FORM 10-Q

-i-

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets

Cash and equivalents	$460,436	$1,527,006
Treasury securities	3,265,761	1,979,948
Accrued interest receivable	10,394	4,883
Properties held for sale and property and equipment:
Properties held for sale	238,408	225,233
Property and equipment, net	244,426	176,489
Total properties held for sale and property and equipment	482,834	401,722
Long term notes receivable	134,940	138,303
Total Assets	$4,354,365	$4,051,862

Liabilities and Partners' Capital

Accounts payable and accrued expenses	$74,569	$216,050
Accrued expenses, affiliates	54,820	136,126
Total Liabilities	129,389	352,176
Commitments and contingencies
Partners' capital	4,224,976	3,699,686
Total Liabilities and Partners' Capital	$4,354,365	$4,051,862

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005

Operating revenues:
Property sales	$—	$1,331,964
Interest income	42,420	17,274
Other income	1,511	2,663
Total operating revenues	43,931	1,351,901

Operating costs and expenses:
Direct costs of property sold	—	157,162
Selling, general and administrative expenses	96,033	119,334
Depreciation	992	2,896
Total operating costs and expenses	97,025	279,392

Net income	(53,094)	1,072,509

Partners' capital at beginning of period	4,278,070	2,700,202

Partners' capital at end of period	$4,224,976	$3,772,711

Income per partnership unit	$(0.03)	$0.59

Weighted average partnership units issued and outstanding	1,811,562	1,811,562

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005

Operating revenues:
Property sales	$862,689	$2,314,477
Rental income	—	383
Interest income	112,372	38,714
Other income	7,950	4,221
Total operating revenues	983,011	2,357,795

Operating costs and expenses:
Direct costs of property sold	10,248	182,220
Selling, general and administrative expenses	444,496	374,288
Depreciation	2,977	7,772
Total operating costs and expenses	457,721	564,280

Net income	525,290	1,793,515

Partners' capital at beginning of period	3,699,686	1,979,196

Partners' capital at end of period	$4,224,976	$3,772,711

Income per partnership unit	$0.29	$0.99

Weighted average partnership units issued and outstanding	1,811,562	1,811,811

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$525,290	$1,793,515
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,977	7,772
Accretion of interest	(3,347)	(4,272)
Change in assets and liabilities:
Prepaid and other current assets	(5,511)	—
Note receivable	3,363	3,082
Property held for sale, net	(13,175)	182,220
Accounts payable and accrued expenses	(141,481)	(103,737)
Net cash provided by operating activities	368,116	1,878,580

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturation of Treasury securities held
to maturity	3,264,000	—
Purchases of Treasury securities held to maturity	(4,546,466)	—
Purchases of property and equipment, net	(70,914)	(44,186)
Net cash used in investing activities	(1,353,380)	(44,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in accrued expenses, affiliates	(81,306)	60,200
Net cash (used in) provided by financing activities	(81,306)	60,200

NET (DECREASE) INCREASE IN CASH	(1,066,570)	1,894,594

CASH BALANCE - BEGINNING	1,527,006	1,210,038

CASH BALANCE - ENDING	$460,436	$3,104,632

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

Included in the number of units issued and outstanding on November 10, 2006 are 64,626 shares of common stock of the Corporation that remained issued and outstanding on such date, since certificates representing such shares have not been submitted for exchange for certificates representing a like number of limited partnership units of the Partnership pursuant to the Plan. The Partnership maintains a separate list of registered holders of such 64,626

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

unexchanged shares but, in all other respects, the Partnership treats all of such unexchanged shares as having been converted into a like number of units.

The Partnership’s Managing General Partner is Grace Property Management, Inc.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership’s results of operations and financial condition have been included. Operating results for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 31, 2006.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

COMMITMENT FOR MUNICIPAL WATER AND SEWER SERVICES

The lack of municipal water and public sewer services has been a major inhibiting factor in the Partnership's efforts to sell and/or develop land in Boiling Spring Lakes. Prior to 2004, virtually all residents in the development were forced to rely upon well water and individual septic systems. The City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development in 2004, and initial residential hook-ups began during the second quarter of 2005. In connection with the first phase of the municipal water system, in February 2004 the Partnership paid its full assessment of $51,000, which amount was treated for accounting purposes as an increase in the cost basis of the land owned by the Partnership in those certain portions of the development. In connection with the second phase of the municipal water system, in August 2005, the Partnership paid its full assessment of $36,000, which amount was treated for accounting purposes as an increase in the cost basis of the land owned by the Partnership in those certain portions of the development. In August

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2006, the City of Boiling Spring Lakes notified the Partnership that five lots owned by the Partnership should have been assessed the prior year but were not. The bill for $2,500 relating to those five lots was submitted to and paid by the Partnership in August 2006. Such amount has been treated for accounting purposes as an increase in the cost basis of the applicable land. A significant portion of the cost of water distribution and sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land. Management cannot estimate with any certainty the amount of any future assessment by the City for installation of water or by the County or a private contractor for installation of sewer lines, nor can it predict with any certainty when any such assessments may be made or, once made, become due. As of the date of this report, the Partnership is unable to determine the magnitude of these costs and accordingly has not accrued any provision in these financial statements. Management expects, however, that, if applied to the Partnership’s current land holdings, these costs would be substantial. If the Partnership is liable for any such assessment and has insufficient funds to pay such assessment when due or is unable to obtain financing on terms Management believes to be acceptable, the Partnership may be unable to continue operating and may become insolvent.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

WATER LEVEL OF LAKES

The Partnership believes that the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership. The Partnership’s ability to sell land at its asking prices would be adversely affected to the extent that the water level in the lakes is substantially below normal for any length of time. Due to protracted drought or near-drought conditions for several years up to late 2002, nearly all the lakes within the City of Boiling Spring Lakes had a water level that was substantially below normal. These conditions resulted in a lowering of the water table, and sinkholes developed in the bed of Boiling Spring Lake, the largest lake in the community. Remedial measures taken by the city combined with heavy precipitation during the fourth quarter of 2002 appear to have solved the problem and filled the lakes to approximately normal levels. The Partnership has not made any representations or warranties to buyers of land as to the water level in the lakes. Nevertheless, it is reasonably possible that one or more of such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the water level of the lakes being substantially below normal, whether due to damage to a dam, protracted drought conditions, or otherwise. If any litigation is instituted seeking compensation or rescission, the Partnership believes that it would prevail on the merits but the cost of defending such litigation may by substantial. As of the date of this report, there is no pending litigation and the Partnership is not aware of any potential claims or actions in these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

BUILDING AND MAINTAINING ROADS

The Partnership is responsible for maintaining certain roads, most of which are unpaved, and certain road rights-of-way within the City of Boiling Spring Lakes. The Partnership may complete some or all of the roads, or a portion of some or all of the roads, but there is no contractual obligation to do so. It may be difficult or impossible for the Partnership to sell lots located on uncompleted roads or on roads that are not rocked or paved with asphalt, and the

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

sales price of a lot situated on an uncompleted road or a road that is neither rocked nor paved with asphalt would likely be substantially less than what the Partnership might otherwise obtain. The Partnership has not set aside any money or entered into any bond, escrow, or trust agreement to assure completion of the roads, or to fund the rocking or paving of roads with asphalt. The costs to complete a road, and to rock or pave a road with asphalt are capitalized and added to the Partnership's cost basis of land held for sale. When the Partnership sells land situated on a completed road, or a road that has been rocked or paved with asphalt, the direct cost of land sold will reflect the capitalized costs. As a result, the Partnership will likely achieve a higher sales price for land situated on a completed road, or a road that has been rocked or paved with asphalt, but the direct cost of such land sold will also be higher than for a lot which does not reflect such capitalized costs. The City of Boiling Spring Lakes will not assume any road that is not paved with asphalt, and the City need not assume any paved road. Accordingly, unless and until the Partnership completes a road and has it paved with asphalt, and the road has been assumed by the City, the Partnership will be responsible for maintaining such road and the right-of-way. Since 2001, the Partnership has spent a total of approximately $91,000 for rocking and paving roads. Otherwise, in recent years, the Partnership has not spent significant amounts toward building or maintaining roads and rights-of-way, and the cost to maintain them may increase substantially. The failure by the Partnership to provide proper maintenance of the roads and rights-of-way which have not been assumed by the City may subject the Partnership to substantially greater risk of litigation from persons adversely affected by such failure. During the 1960’s and 1970’s, the Partnership sold a number of five- and ten-acre timber tracts. In some cases, the Partnership provided an easement across its land to the buyer of such a tract for access to and egress from the tract, and the buyer was responsible for building a road across such easement. In cases where the purchase contract was silent on the issue, local laws required only that the Partnership provide the buyer with access to and egress from a tract but it was not clear who was responsible for building a road to and from the tract. Management maintains that the Partnership’s only obligation in such cases was to provide an easement for access to and egress from the tract, and if at some subsequent time the buyer wanted a road across such an easement, the Partnership was not obligated to build it. There has been no litigation involving the Partnership in a dispute over whose responsibility it is to build a road in such a case. If such litigation were to be initiated, Management believes that the Partnership would prevail but that the cost of defending the case could be material, and should the Partnership not prevail, the cost of building any such road could be material.

REEVES TELECOM LIMITED PARTNERSHIP

SEPTEMBER 30, 2006
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

LOCAL REAL ESTATE MARKET CONDITIONS

The market for undeveloped land within the City of Boiling Spring Lakes has slowed considerably during the first nine months of 2006 primarily due to efforts undertaken in Boiling Spring Lakes by the U.S. Fish and Wildlife Service (“Fish and Wildlife”) to protect the habitat of the red-cockaded woodpecker. The woodpecker is one of several species of flora and fauna on the endangered species list that inhabit or are believed to inhabit portions of Boiling Spring Lakes and the surrounding area. The Partnership understands that Fish and Wildlife notified the City of Boiling Spring Lakes in February 2006 of that agency’s concern about the rapid development within the City’s borders and the loss of mature long-leaf pines that the endangered woodpecker prefers, and of the possibility that the City could be liable for violating federal laws intended to protect the endangered woodpecker if the City issued building permits for lots with nests. Under such federal laws, no building or tree cutting is allowed within 200 feet of a nest tree without a federal permit, and restrictions are imposed on development within 75-acre circles around each nest site to provide a

REEVES TELECOM LIMITED PARTNERSHIP

SEPTEMBER 30, 2006
(Unaudited)

foraging area for the woodpeckers. The Partnership understands that Fish and Wildlife would like for the City to undertake a conservation plan, which typically takes one to two years to develop. Management believes that the Partnership’s land sales will continue to be greatly reduced compared to past years until the City has developed a conservation plan to protect the habitat of the red-cockaded woodpecker or until other means of addressing the concerns of Fish and Wildlife can be implemented.

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

SEPTEMBER 30, 2006
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

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

-	REVENUE

-	PROPERTY SALES

Revenue from property sales, and the amount and type of property sold for the three months ended September 30, 2006 and September 30, 2005 are set forth in the table below.

	Three Months Ended September 30,
	2006	2005

PROPERTY SOLD
Individual undeveloped lots	—	33
Individual developed lots	—	1
Other land (acres)	—	4.00

REVENUE
Individual undeveloped lots	$—	$1,040,108
Individual developed lots	—	167,135
Other land	—	124,721
Total revenue	$—	$1,331,964

The Partnership sold no land during the three months ended September 30, 2006. Management attributes the lack of sales primarily to Fish and Wildlife’s efforts to

REEVES TELECOM LIMITED PARTNERSHIP

SEPTEMBER 30, 2006
(Unaudited)

protect the habitat of the red-cockaded woodpecker. The average sales price per lot for the third quarter of 2005 was $31,518. The average sales price per lot reflects the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots which are not suitable for on-site septic systems.

During the three months ended September 30, 2005, the Partnership sold the one individual developed lot in its inventory for $167,135, and approximately 4 acres of unplatted tracts for $124,721. The Partnership experiences great volatility in sales of individual developed lots and unplatted tracts from year to year as to revenue and total lots sold, with respect to individual developed lots, and acreage sold, with respect to unplatted tracts, and often the Partnership records no sales of such properties in a fiscal year.

-	INTEREST INCOME

Interest income increased 146%. Management attributes the increase substantially to higher average amounts invested in Treasury Bills and other Treasury securities during the third quarter of 2006 compared to the same period of 2005.

-	DIRECT COSTS OF PROPERTY SOLD

Direct costs of property sold for the three months ended September 30, 2006 were $0, compared to $156,162 for the same period of 2005. Excluding the individual developed lot, direct costs of property sold for the three months ended September 30, 2005 was $23,629. Management attributes the decrease in costs to the fact that the Partnership sold no land during the third quarter of 2006.

-	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $96,033 for the three months ended September 30, 2006, compared to $119,334 for the same period of 2005, for a net decrease of 20%. The significant changes among the principal components of selling, general and administrative expenses are as follows:

-	SALARES, WAGES, AND COMPENSATION

Salaries, wages, and compensation paid to the Partnership’s employees for the three months ended September 30, 2006 decreased 70% for the same period of 2005. Management attributes the decrease primarily to the fact that the general manager of the Partnership’s sales office is compensated in part by commissions paid on real estate sold, and the Partnership’s real estate sales for the third quarter of 2006 are significantly less than for the same period of 2005.

REEVES TELECOM LIMITED PARTNERSHIP

SEPTEMBER 30, 2006
(Unaudited)

-	LEGAL EXPENSES

Legal expenses for the three months ended September 30, 2006 were 167% greater than for the same period of 2005. Management attributes the increase primarily to legal costs incurred by the Partnership in connection with tender offers for the Partnership’s limited partnership units that were commenced or on-going during 2006. Such legal expenses related to the review and analysis of each tender offer and formulating a response to each, including preparation of applicable filings with the U.S. Securities and Exchange Commission.

-	GENERAL PARTNER FEES

Annual fees charged by the General Partner were raised to $160,000, from $150,000, effective January 1, 2006. The approximate 7% increase reflects the increased costs borne by the General Partner in respect of the Partnership during 2005.

-	DEPRECIATION

Depreciation for the three months ended September 30, 2006 was $992, compared to $2,896 for the three months ended September 30, 2005. Management attributes the 66% decrease to the sale during the third quarter of 2005 of the Partnership’s sole individual developed lot. Prior to such sale, the Partnership depreciated the cost of the house on the lot. Following the sale, the Partnership did not recognize depreciation expense relating to the house.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

-	REVENUE

-	PROPERTY SALES

Revenue from property sales, and the amount and type of property sold for the nine months ended September 30, 2006 and September 30, 2005 are set forth in the table below.

REEVES TELECOM LIMITED PARTNERSHIP

SEPTEMBER 30, 2006
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

PROPERTY SOLD
Individual undeveloped lots	22	68
Individual developed lots	—	1
Other land (acres)	1.30	54.00

REVENUE
Individual undeveloped lots	$628,252	$1,726,147
Individual developed lots	—	167,135
Other land	234,437	421,195
Total revenue	$862,689	$2,314,477

During the nine months ended September 30, 2006, the amount of individual undeveloped lots sold by the Partnership decreased 68% from the same period of 2005. Management attributes the decrease in part to the increase in interest rates, which has the effect of increasing the cost to borrow for potential home builders, but primarily to Fish and Wildlife’s efforts to protect the habitat of the red-cockaded woodpecker. The average sales price per lot increased 12%, to $28,557 for the nine months of 2006, compared to $25,385 for the same period of 2005. The average sales price per lot reflects the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots which are not suitable for on-site septic systems.

During the first three quarters of 2006, the Partnership sold approximately 1-1/3 acres of commercial land, whereas the Partnership sold none in the same period of 2005. During the first three quarters of 2005, the Partnership sold five ten-acre tracts and approximately 4 acres of unplatted tracts, whereas the Partnership sold none in the same period of 2006. The Partnership experiences great volatility in sales of such tracts from year to year as to revenue and total acreage sold, and often the Partnership records no sales of such tracts in a fiscal year.

-	INTEREST INCOME

Interest income increased 190%. Management attributes the increase substantially to higher average amounts invested in Treasury Bills and other Treasury securities during the first nine months of 2006 compared to the same period of 2005.

REEVES TELECOM LIMITED PARTNERSHIP

SEPTEMBER 30, 2006
(Unaudited)

-	OTHER INCOME

Other income during the first nine months of 2006 was $7,950, or approximately 88% higher than in the same period of 2005. Management attributes the increase primarily to the receipt from the State of North Carolina of an income tax refund of $3,174 relating to income taxes paid by the Partnership in 2005 with respect to 2004 income. The tax refund relates to a prior year; therefore, Management treats the refund as income rather than a reduction of any state income taxes that the Partnership paid or may elect to pay relating to 2005 or 2006.

-	DIRECT COSTS OF PROPERTY SOLD

Direct costs of property sold for the nine months ended September 30, 2006 were $10,248, compared to $182,220 for the same period of 2005, for a decrease of 94%. Excluding the individual developed lot, direct costs of property sold for the nine months ended September 30, 2005 were $48,687, for a decrease of 79%. Management attributes the decrease in costs principally to the significant decrease in the amount of land sold during the first nine months of 2006 compared to the same period of 2005.

-	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $444,496 for the nine months ended September 30, 2006, compared to $374,288 for the same period of 2005, for a net increase of 19%. The significant changes among the principal components of selling, general and administrative expenses are as follows:

-	INCOME TAXES

During the nine months ended September 30, 2006, the Partnership paid $135,000 in state income taxes to North Carolina with respect to 2005 income. During the same period of 2005, the Partnership paid $55,050 in state income taxes with respect to 2004 income. The 145% increase reflects the Partnership’s greater profitability in 2005 compared to 2004. As a limited partnership, the Partnership generally passes income tax liability through to its partners. With respect to 2005 and 2004, however, Management believes that the administrative cost of allocating such liability among the partners, and maintaining records therefor, would be needlessly time-consuming and complex. Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of the Partnership’s income for each such year would be/has been reduced by a pro rata share of such taxes paid.

-	SALARES, WAGES, AND COMPENSATION

Salaries, wages, and compensation paid to the Partnership’s employees for the nine months ended September 30, 2006 decreased 35% for the same period of 2005.

REEVES TELECOM LIMITED PARTNERSHIP

SEPTEMBER 30, 2006
(Unaudited)

Management attributes the decrease primarily to the fact that the general manager of the Partnership’s sales office is compensated in part by commissions paid on real estate sold, and the Partnership’s real estate sales for the first three quarters of 2006 are significantly less than for the same period of 2005.

-	LEGAL EXPENSES

Legal expenses for the nine months ended September 30, 2006 were 79% greater than for the same period of 2005. Management attributes the increase primarily to legal costs incurred by the Partnership in connection with five separate tender offers for the Partnership’s limited partnership units that were commenced or on-going during 2006. Such legal expenses related to the review and analysis of each tender offer and formulating a response to each, including preparation of applicable filings with the U.S. Securities and Exchange Commission.

-	MISCELLANEOUS EXPENSES

During the first nine months of 2006, the Partnership engaged an independent appraiser to provide an appraisal of the Partnership’s real estate assets in Boiling Spring Lakes. The Partnership obtains such an appraisal periodically, typically every two years. The cost of the appraisal was charged as an expense during the first nine months of 2006, whereas no such expense was incurred during the first nine months of 2005.

-	GENERAL PARTNER FEES

Annual fees charged by the General Partner were raised to $160,000, from $150,000, effective January 1, 2006. The approximate 7% increase reflects the increased costs borne by the General Partner in respect of the Partnership during 2005.

-	DEPRECIATION

Depreciation for the first three quarters of 2006 was $2,977, compared to $7,772 for the same period of 2005. Management attributes the 62% decrease to the sale during the third quarter of 2005 of the Partnership’s sole individual developed lot. Prior to such sale, the Partnership depreciated the cost of the house on the lot. Following the sale, the Partnership did not recognize depreciation expense relating to the house.

REEVES TELECOM LIMITED PARTNERSHIP

SEPTEMBER 30, 2006
(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES

-	GENERAL

At September 30, 2006, the Partnership had $460,436 in cash and cash equivalents, and $3,265,761 invested in Treasury securities having a maturity of less than two years. There was no long-term debt.

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

Operating activities provided $368,117 of net cash during the first nine months of 2006, compared to $1,878,580 during the same period of 2005. The decrease is primarily attributable to the decrease in revenue from property sales for the first nine months of 2006 from the same period of 2005.

-	CASH FLOWS FROM INVESTING ACTIVITIES

Investing activities used net cash of $1,353,381 during the first nine months of 2006, compared to $44,186 during the same period of 2005. The increase is primarily attributable to the purchase by the Partnership of Treasury Bills having a maturity of more than three months as existing three-month Treasury Bill investments have matured. The Partnership accounts for the purchase of Treasury Bills having a maturity of more than three months as investing activities, whereas three-month Treasury Bills are treated as cash equivalents and, therefore, purchases and sales of three-month Treasury Bills are not reflected in cash flows from investing activities.

-	CASH FLOWS FROM FINANCING ACTIVITIES

Financing activities used $81,306 of net cash during the first nine months of 2006, compared to $60,200 of net cash provided by financing activities during the first nine months of 2005. The change is primarily attributable to the payment during the first nine months of 2006 of accrued expenses owed to affiliates.

-	LONG-TERM DEBT

The Partnership had no long-term debt outstanding during 2006 or 2005.

REEVES TELECOM LIMITED PARTNERSHIP

SEPTEMBER 30, 2006
(Unaudited)

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

Throughout the balance of 2006 and in 2007, the Partnership may make one or more real estate-related investments in and around Boiling Spring Lakes with a view towards enhancing the value of the Partnership’s assets. The Partnership may utilize its own cash balances as well as seek to borrow from local financial institutions or others to fund such investment(s). Management expects that any effort to obtain financing will be successful but there can be no assurances that the Partnership will be able to obtain borrowed funds on acceptable terms or at all. Management will evaluate and determine on a continuing basis, depending upon

REEVES TELECOM LIMITED PARTNERSHIP

SEPTEMBER 30, 2006
(Unaudited)

market conditions and other factors the General Partner deems relevant, the most efficient and practical use of the Partnership’s cash.

OFF BALANCE SHEET ARRANGEMENTS

The Partnership does not utilize off balance sheet arrangements, and there were none during the first nine months of 2006 or 2005.

IMPACT OF INFLATION

Real estate market conditions during 2005 and the first nine months of 2006 permitted the Partnership to twice raise the asking price of its land, most recently in January 2006 by approximately five percent (5%) more or less across the board. To the extent that sales prices reflect in part such increased asking prices, inflation may be deemed to have had a positive impact on the Partnership’s operations during the first nine months of 2006 and 2005. Otherwise, inflation has had only a minor impact on the Partnership’s operations during the first nine months of 2006 and 2005.

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

The Partnership’s interest-bearing assets at September 30, 2006 are as follows:

-
Cash, substantially all of which is deposited at a local financial institution. The interest rate earned on the cash balance is variable. During the third quarter of 2006, cash balances averaged $506,007.

-
Treasury securities. The Partnership invests in three-month and six-month Treasury bills, Treasury Notes having a maturity of less than two years, and zero coupon instruments available through the U.S. Treasury’s STRIPS program having a maturity of less than two years. All of such investments are intended to be held to maturity. The interest rates earned on Treasury Bills, Treasury Notes, and Treasury STRIPS are set at

REEVES TELECOM LIMITED PARTNERSHIP

SEPTEMBER 30, 2006
(Unaudited)

the time of purchase. The interest rate earned on a bill, note, or STRIPS that matures may be different from that of a new bill, note, or STRIPS in which the proceeds are reinvested. During the third quarter of 2006, average invested balances were $1,268,096 for Treasury Bills, $1,965,097 for Treasury Notes, and $0 for Treasury STRIPS.

-
The note receivable from the buyer of the assets of Fox Squirrel/The Lakes. The annual interest rate on the note is equal to the higher of (i) 8.75% and (ii) 2% over the Bank’s prime rate. During the third quarter of 2006, the interest rate has not exceeded 8.75%.

Had the average level of interest rates during the three months ended September 30, 2006 been higher or lower by 100 basis points or one percent (1%), the Partnership would have earned approximately $4,349 more or less, in interest income based upon average quarterly balances.

As of September 30, 2006, three-month Treasury Bills are included on the Partnership’s balance sheet as a cash equivalent, and are stated at their cost, which approximates market.

As of September 30, 2006, Treasury Bills with a maturity of more than three months and Treasury Notes are stated on the Partnership’s balance sheet at their cost, which approximates market. Accreted interest is treated as interest income.

As of September 30, 2006, the note receivable from the buyer of the assets of Fox Squirrel/The Lakes was stated on the Partnership’s balance sheet at $134,940, the principal amount of the note receivable, which approximates its market value. The interest rate on the note receivable cannot decline below 8.75% and will increase to 2% above the borrower’s principal bank’s prime rate if the bank’s prime rate were to exceed 6.75%. This note receivable, like all variable rate instruments, is largely insulated from interest rate risk, and will not decline in value if market interest rates increase; however, should interest rates decline from what are already historically low rates, the market value of the note receivable will likely increase. A hypothetical 100 basis point (1%) increase or decrease in market interest rates from levels at September 30, 2006 would not cause the fair value of the note receivable to change by a material amount.

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

REEVES TELECOM LIMITED PARTNERSHIP

SEPTEMBER 30, 2006
(Unaudited)

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

Since the Registrant is a limited partnership, it has no officers or directors. Mr. Davis P. Stowell, President of the General Partner, carries out the functions of the principal executive officer and the principal financial officer of the Partnership. Mr. Stowell has, as of the end of the period covered by this quarterly report on Form 10-Q, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and has determined that such disclosure controls and procedures are effective at the reasonable assurance level. There have been no changes during the third fiscal quarter of 2006 that materially affected or are reasonably likely to affect internal controls over financial reporting. The Partnership does not believe any significant deficiencies or material weaknesses exist in its internal controls over financial reporting. Accordingly, no corrective actions have been taken.

REEVES TELECOM LIMITED PARTNERSHIP

SEPTEMBER 30, 2006
(Unaudited)

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The following risk factor should be read in conjunction with those risk factors set forth in Part I, Item 1A, “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

U.S. FISH AND WILDLIFE SERVICE INITIATIVES

The red-cockaded woodpecker is one of several species of flora and fauna on the endangered species list that inhabit or are believed to inhabit portions of Boiling Spring Lakes and the surrounding area. The Partnership understands that Fish and Wildlife notified the City of Boiling Spring Lakes in February 2006 of that agency’s concern about the rapid development within the City’s borders and the loss of mature long-leaf pines that the endangered woodpecker prefers, and of the possibility that the City could be liable for violating federal laws intended to protect the endangered woodpecker if the City issued building permits for lots with nests.

Fish and Wildlife recently furnished the City with a map detailing approximately 2,704 properties in the community that are or may be affected by the red-cockaded woodpecker. The map, which updates a previous map provided by the federal agency, is used by city officials to determine the issuance of building and land-clearing permits. Land identified as being directly used by the birds is restricted from development. The previous map identified approximately 437 properties in the community that are or may be affected by the bird. The new map identifies 24 active tree clusters as well as formerly active clusters that could become active again and pine forests that the birds may or may not be foraging. It also shows properties needing further review by the agency. Land included within a habitat circle, outlined on the map around a tree cluster and which may comprise as little as 20 acres or more than 75 acres, is restricted from immediate development until specific plans to mitigate the impact of such development are established, a process that could require a year or longer. In addition, City commissioners are considering the adoption of a tree preservation ordinance to restrict cutting of pine trees that the woodpecker could potentially use as foraging habitat. Fish and Wildlife identifies those trees as southern yellow pines and longleaf pines greater than or equal to ten inches in diameter four and a half feet above the ground

Management believes that the Partnership will experience lower land sales in terms of revenue as well as number of lots sold than in past years until the City has developed a conservation plan to protect the habitat of the red-cockaded woodpecker or until other means of addressing the concerns of Fish and Wildlife can be implemented.

The Partnership believes approximately 83 acres, or approximately 10%, of the Partnership’s land, may be affected by restrictions relating to the red-cockaded woodpecker, and that most of such affected land does not meet current health codes for installing septic systems and,

REEVES TELECOM LIMITED PARTNERSHIP

SEPTEMBER 30, 2006
(Unaudited)

therefore, is not suitable for building until a tie-in to a sewer system becomes available. Of the approximately 437 parcels identified in February as being affected by restrictions, between 15 and 20 parcels, comprising an aggregate of approximately 5 acres, are owned by the Partnership, representing less than 1% of the Partnership’s total land holdings, and none of the 15 to 20 parcels are suitable for building until a tie-in to a sewer system becomes available. There is currently no sewer system available in Boiling Spring Lakes.

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

Date: November 13, 2006