Form 10-K
period 2006-12-31
REEVES TELECOM LTD PARTNERSHIP
filed 2007-04-02
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _______________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐    Accelerated Filer ☐          Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On March 23, 2007, registrant had outstanding 1,811,562 partnership units. See Item 5. There is no active market for the partnership units. As of March 23, 2007, non-affiliates held 1,170,385 partnership units.

The following documents are incorporated by reference into this Annual Report on Form 10-K:  NONE.

[THE REST OF THIS PAGE IS BLANK]

PART I

Item 1. Business

General

Reeves Telecom Limited Partnership (the “Registrant” or the “Partnership”) is a South Carolina limited partnership that is engaged in owning, developing, selling, leasing, or otherwise dealing in real estate in North Carolina.

Background; Development of Business

Reeves Telecom Corporation (the “Corporation”), the Partnership’s predecessor, was principally engaged in owning and operating commercial radio stations and television stations, and also engaged in real estate development. In 1979, the Corporation’s stockholders approved a plan of liquidation. Pursuant to the plan, as amended, the Corporation sold all of its broadcasting assets and substantially all of the land held for development and sale at one of its two land development locations during the twelve-month period ended May 15, 1980, and distributed to its stockholders cash of $0.90 per share on February 29, 1980 and $2.30 per share on May 14, 1980. The Corporation’s stockholders were thereafter entitled to receive one limited partnership unit of the Partnership in exchange for each share of the Corporation’s common stock. The Partnership, organized October 25, 1979 for the purpose of accepting from the Corporation the assets that remained unliquidated and certain liabilities, had only nominal assets and no liabilities until May 15, 1980. To reflect a change in South Carolina law, the Partnership’s name was changed from Reeves Telecom Associates to Reeves Telecom Limited Partnership on January 21, 1987.

The Partnership succeeded to the ownership of real estate situated within two developments, Boiling Spring Lakes in North Carolina, and Pimlico Plantation in South Carolina. Substantially all of the real estate in Pimlico Plantation had been sold by 1990 (with the final lot sold in 2003), and, since then, the Partnership’s principal assets have been its real estate in Boiling Spring Lakes and a golf course and country club located within that development. See “Item 2. Properties.”

From its inception to mid-1993, the Partnership had limited financial resources. Management, therefore, focused on holding down costs until the Partnership could sell all or substantially all of its assets in a bulk sale. Local real estate brokers were relied upon to generate individual lot sales, and the golf course and country club were leased to a third party operator. Under this arrangement, lot sales were slow and, generally, operating expenses significantly exceeded revenue from such sales.

Beginning in June 1993, Management has focused on the sale of individual lots on an all-cash basis through the Partnership’s sales office in Boiling Spring Lakes. At that time, the Partnership also became increasingly involved in the management and operation of the golf course and country club.

  During 2000, the Partnership sold approximately 5,127 acres of land, or approximately 80% of the total acreage then owned by the Partnership in Boiling Spring Lakes, to The Nature Conservancy. The sale generated gross proceeds of $2,400,000.

During 2001, the Partnership sold the assets of the golf course and country club for total consideration of $862,500, consisting of a combination of cash and a note receivable. In June 2003, the buyer of the assets made a substantial prepayment of principal on the note receivable.

See the Partnership’s audited financial statements and the summary information set forth in Table 4, “Selected Income Statement Data,” and Table 5, “Selected Balance Sheet Data,” for financial information on the Partnership’s business.

Description of Business

■ Real Estate Sales

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

As used in Table 1 and throughout this Annual Report on Form 10-K:

•
“individual lot” refers to a platted residential lot (a platted residential lot owned by the Partnership typically comprises approximately 1/3-acre, although some lots are less than 1/4-acre and some comprise up to 5 acres);

•	“unimproved individual lot” refers to an individual lot on which construction of a house has not yet been started;

•	“improved individual lot” refers to an individual lot on which the construction of a house has been started, even if at the time of sale construction was not completed;

•	“commercial land” refers to land zoned or otherwise intended by the Partnership for commercial use; and

•	“other land” refers to all other types of unimproved land of varying sizes.

TABLE 1: REVENUE FROM REAL ESTATE SALES AND TYPE OF PROPERTY SOLD IN BOILING SPRING LAKES

	2006	2005		2004	2003	2002
Revenue
Individual lots:
Unimproved	$899,411	$1,899,321	[a]	$1,114,147	$228,849	$155,680	[c]
Improved	—	167,135		—	—	—
Commercial land	—	—		59,821	230,013	65,410
Other land	—	421,195		—	—	94,774	[d]
Total revenue	$899,411	$2,487,651		$1,173,968	$458,862	$315,864
Type of Property Sold
Individual lots:
Unimproved	25	81	[b]	86	27	17	[e]
Improved	—	1		—	—	—
Commercial land (acres)	—	—		3	7	6
Other land (acres)	25	54		—	—	20	[f]

Notes:
[a]	Includes $55,000 relating to the value of land in an exchange of 6 lots for a five-acre tract.

[b]	Includes 6 lots exchanged by the Partnership for a five-acre tract.

[c]
In the Partnership’s Annual Reports on Form 10-K for the years ended December 31, 2002 and
2003, such amount was shown as $250,454, which includes $94,774 of revenue from the sale of two 10-acre tracts. See Note (d).

[d]	In the Partnership’s Annual Reports on Form 10-K for the years ended December 31, 2002 and 2003, such revenue was included with revenue from the sale of unimproved individual lots.

[e]	In the Partnership’s Annual Reports on Form 10-K for the years ended December 31, 2002 and 2003, the number of lots sold was shown as 19, which includes two 10-acre tracts sold in 2002. See Note (f).

[f]	In the Partnership’s Annual Reports on Form 10-K for the years ended December 31, 2002 and 2003, two 10-acre tracts were counted as two unimproved individual lots sold.

The City of Boiling Spring Lakes has no central sewer system. As a result, homes and commercial buildings within the development use septic tanks. Since the 1970’s, health standards in Brunswick County have become increasingly stringent regarding septic tanks and on-site sewage disposal. Management estimates that 70% to 75% of the property in Boiling Spring Lakes that would have complied with applicable regulations in the 1970’s do not meet present health standards. This has had a detrimental effect on the Partnership’s real estate operations, primarily by substantially reducing the price that the Partnership can realize for land that is not suitable for the installation of an individual on-site septic system. In limited cases, the problem can be cured by the use of drains, or by the scraping away of hard pan and adding fill dirt. In most cases, however, the only solution to the inability to install an on-site septic system on individual lots is to install a sewer system covering multiple lots, portions of a section, or larger areas. In 1997, the Partnership installed a small multi-user system on certain commercial land. Depending upon the Partnership’s financial resources, the market for real estate in and around Boiling Spring Lakes, and economic conditions generally, among other factors, Management may consider installing one or more similar multi-user systems in other areas of the development in the future but currently there are no plans to do so. The Partnership has no plans to install a sewer system covering most or all of the land remaining in the Partnership’s inventory. Brunswick County has plans for an area-wide sewer system for Boiling Spring Lakes; however, there is no firm date for the County to begin installing such a system and the Partnership believes that installation is at least several years in the future. A private contractor may install a sewer system to serve land that he owns, and land owned by others, including the Partnership, may be able to connect to such system if built; however, to date no such private sewer system has been built in the development and obstacles would have to be overcome for any such system to be built in the future.

■ Other Revenue and Rental Income

From time to time, the Partnership has generated revenue from sources other than real estate sales, such as rental income. The amount of revenue generated from such sources during the last five fiscal years ended December 31 is shown on Table 2, below.

TABLE 2: OTHER REVENUE AND RENTAL INCOME IN BOILING SPRING LAKES

	2006	2005	2004	2003	2002
Other revenue [a]	$23,668	$4,501	$—	$—	$—
Rental income (loss) - net [b]	—	(5,553)	1,267	1,375	3,766

Notes:
[a]	Reported under “Revenues” on the Statements of Operations.

[b]	Reported as a separate line item under “Operating Income (Loss)” on the Statements of Operations.

■ Seasonality

The sale of real estate in North Carolina is seasonal. The Partnership has generally experienced slower than average lot sales in the period from November to January, inclusive.

■ Marketing and Advertising

The Partnership’s marketing and advertising plan emphasizes the print media to promote the sale of its land and, when available for sale, improved individual lots.

■ Patents, Trademarks, Licenses, Franchises, and Concessions Held

Other than a real estate brokerage license issued by the State of North Carolina Board of Realtors to the Partnership’s General Manager, who acts as the Partnership’s real estate sales person, the Partnership’s business is not dependant in any material respect on any patent, trademark, license, franchise, or concession.

■ Dependence Upon Customers

From time to time, the Partnership sells tracts of land or blocks of lots to developers or others. Generally, however, the Partnership is not dependent in any respect upon one or a few customers, the loss of any one of which might significantly affect the financial results of the Partnership.

During the year ended December 31, 2006, the Partnership sold individual undeveloped lots in Boiling Spring Lakes to one buyer for an aggregate of $119,256, or approximately 13% of total revenue from property sales in 2006. During the year ended December 31, 2005, the Partnership sold individual undeveloped lots in Boiling Spring Lakes to one buyer for an aggregate of $657,689, or approximately 26% of total revenue from property sales in 2005. During the year ended December 31, 2004, the Partnership sold individual undeveloped lots in Boiling Spring Lakes to two separate buyers for an aggregate of $307,485, or approximately 26% of total revenue from property sales in 2004.

■ Competition

The real estate market in Brunswick County, North Carolina is extremely competitive. The Partnership competes against other real estate developers, real estate brokers, property owners acting without brokers, and others. Property values are dependent upon, among other factors, proximity to and the nature and quality of recreational facilities, retail shopping, commercial sites and schools, and the availability of municipal water (as opposed to well water) and sewer service (as opposed to septic systems). Management believes that other real estate developers have bought some of the Partnership’s land in past years and that other developers may buy land from the Partnership in the future, and that such developers may compete with the Partnership for land sales or sale of improved properties.

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

■ Recent Real Estate Market Conditions

Residential

The residential real estate market in Brunswick County, North Carolina was strong for the last nine months of 2004, all of 2005 and the first three months of 2006. While historically low interest rates helped to fuel property sales, Management believes that the principal driving force in the local residential real estate market during that time was the strong real estate markets in the nearby North Carolina beach communities, such as Carolina Beach, Kure Beach, Oak Island, and Wrightsville Beach, which had the dual effect of diverting potential home buyers from those communities to less expensive communities, such as Boiling Spring Lakes, and of allowing homeowners in those communities to sell their properties at extremely favorable prices and to buy a new home in a less expensive, inland community, such as Boiling Spring Lakes. In addition, Management believes that the gradual increase in interest rates that began in mid-2005 and continued into 2006 led to some speculative buying of residential lots within Boiling Spring Lakes by buyers hoping to lock in favorable financing terms before interest rates increased further.

In April 2006, the market for undeveloped land within the City of Boiling Spring Lakes slowed considerably, primarily due to efforts by the U.S. Fish and Wildlife Service (“Fish and Wildlife”) to protect the habitat of the endangered red-cockaded woodpecker (Picoides borealis). Management believes that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker will have the effect of reducing the Partnership’s real estate sales for 2007 and 2008, and possibly thereafter, from what might otherwise be realized in the absence of such restrictions. See “Item 1A. Risk Factors - U.S. Fish and Wildlife Service Initiatives,” below.

Commercial

Historically, the Partnership’s sales of commercial land have been sporadic, and often the Partnership records no sales of commercial land in a year. Commercial development in Boiling Spring Lakes has largely been concentrated along a stretch of State Road 87, the main road into and out of the development. The local commercial real estate market has never been very strong, due to the City’s relatively small population, the lack of sewer service, and the availability of shopping and services in nearby towns, especially Southport, and large regional shopping centers in Wilmington. Nevertheless, construction was active during 2005, with a Dollar General store and a three-unit retail/office building completed and a second three-unit retail/office building completed during 2006. Management believes that construction of one or more additional commercial buildings along State Road 87 will occur during 2007 and/or 2008, and that such construction will have a positive affect on the Partnership’s sales of commercial land, but the timing and amount of revenue generated from such sales cannot be accurately projected.

■ Government Regulation; Environmental Laws and Regulations; Endangered and Protected Species

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

The Partnership is subject to the Interstate Land Sales Full Disclosure Act, which generally requires registration with the U.S. Department of Housing and Urban Development of any project that consists of 100 or more lots. Should the Partnership’s registration be suspended or terminated for any reason, the Partnership will be restricted to selling not more than 12 lots during any 12 consecutive months until such time as the suspension is lifted or a new registration goes into effect.

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

■ Employees

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

■ Liquid Assets and Reserves

As of December 31, 2006, the Partnership held $339,318 in cash and cash equivalents, and had $3,331,269 invested in short-term U.S. Treasury securities having a maturity of more than 91 days but less than one year. Accounts payable and accrued expenses, including accrued expenses owed to affiliates, as of such date totaled $194,179.

The Partnership Agreement obligates the General Partner to distribute Distributable Cash (as such term is defined in the Partnership Agreement). Distributable Cash excludes, among other items, reserves established for working capital, contingent liabilities, taxes, debt service, repairs, replacements, renewals, capital expenditures, or other purposes consistent with the Partnership Agreement. Such reserves are used solely for calculating Distributable Cash and are not treated as deductions from income for accounting purposes. At the beginning of 2002, reserves totaling $1,325,000 had been established. During 2002, reserves totaling $100,000 were established for the additional cost of repairs to the dam and certain road repair and improvement work within the development. During 2003, reserves totaling $250,000 were established for costs associated with the extension of municipal water service to land owned by the Partnership and for certain road repair and improvement work within the development. During 2004, reserves totaling $200,000 were established for certain road repair and improvement work within the development, and the possible installation of a multi-user septic system for certain commercial land. Also during 2004, the Partnership established a $1,000,000 reserve relating to the extension of sewer service to land owned by the Partnership. During 2005, reserves totaling $550,000 were established for surveying, road improvement and repairs, and improvement of certain commercial land. Also during 2005, an additional reserve of $2,500,000 was established relating to the extension of sewer service to land owned by the Partnership. Since the timing of, and costs associated with, the extension of sewer service to the Partnership’s land cannot presently be estimated with any certainty, Management believes that the $1,000,000 initial reserve and supplemental $2,500,000 reserve for the extension of sewer service to the Partnership’s land may have to be supplemented further in future years.

Item 1A. Risk Factors

The Partnership’s business faces numerous risks, including those set forth below. If any of the following risks and uncertainties develop into actual events, the Partnership’s business, financial condition or results of operations could be materially adversely affected. The risks described below are not the only ones the Partnership faces. Additional risks not presently known to Management or that Management currently deems immaterial may also have a material adverse affect on the Partnership’s business, financial condition or results of operations.

■ Deterioration in Economic Conditions and the Real Estate Market

The Partnership’s ability to generate revenues is directly related to the real estate market, primarily in North Carolina, and to the economy in general. Considerable economic and political uncertainties currently exist that could have adverse effects on consumer buying habits, construction costs, availability of labor and materials, and other factors affecting the Partnership and the real estate industry in general. Significant expenditures associated with investment in real estate, such as real estate taxes and infrastructure maintenance costs, cannot generally be reduced if adverse changes in the economy cause a decrease in revenues from the sale of the Partnership’s real estate. As a result, if the growth rate for the economy declines or if a recession occurs, the Partnership’s profitability could be materially adversely affected.

■ Concentration of Business in North Carolina

The economic growth and health of the State of North Carolina, particularly in Brunswick County and the southern coastal region where the Partnership’s land is located, are important factors in sustaining demand for the Partnership’s real estate. As a result, any adverse change to the economic growth and health of North Carolina, particularly Brunswick County, could materially adversely affect the Partnership’s financial results. The future economic growth of Brunswick County may be adversely affected if its infrastructure, such as roads, airports, medical facilities, and schools, are not improved to meet increased demand. There can be no assurance that these improvements will occur.

■ Changes in Interest Rates

The Partnership’s business is sensitive to changes in interest rates. Generally, demand for real estate decreases when interest rates are high or increasing, and demand increases when interest rates are low or decreasing. Interest rates have increased somewhat during 2006 yet remain low by historical standards. Further increases in interest rates could reduce the demand for land that the Partnership sells or develops. A reduction in demand could materially adversely affect the Partnership’s profitability.

The Partnership currently invests most of its cash in a money market account at a local financial institution and in U.S. Treasury securities having a maturity of one year or less that are held to maturity. The Partnership has exposure to changes in interest rates in that: (a) at the time any such Treasury security matures, if the interest rate is lower for newly purchased Treasury securities than that on the maturing Treasury security, future interest income will decrease due to the lower interest rate; and (b) interest rates paid on money market balances fluctuate with changes in market interest rates, therefore, interest earned on balances held in a money market account will decrease if market interest rates decrease.

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

■ Real Estate Operations are Cyclical

The Partnership’s business is affected by demographic and economic trends and the supply and rate of absorption of lot sales and new construction. As a result, the Partnership’s real estate operations are cyclical, which may cause revenues and operating results to fluctuate significantly from quarter to quarter and from year to year, and to differ materially from the expectations of Management and investors.

■ Real Estate Assets are Illiquid

Real estate generally cannot be sold quickly. Other than for individual lots, the Partnership experiences great volatility in the sale of its land, and often the Partnership records no sales of commercial land and tracts in a fiscal year. It may not be possible to sell property on favorable terms when it is to the Partnership’s economic advantage to do so.

■ Natural Disasters

The 2005 hurricane season was unprecedented in the United States. Hurricane Katrina, in particular, caused severe devastation in New Orleans and the Mississippi Gulf Coast in August, which led to increased costs and shortages of construction labor and building supplies throughout the entire southeastern United States. Another active hurricane season could negatively affect the Partnership’s real estate sales by decreasing demand for housing - and, therefore, the real estate on which new houses are built - in areas prone to hurricanes and could also lead to further increased costs and shortages of construction labor and building supplies.

More generally, the southern coastal region of North Carolina has historically experienced natural disasters, such as fires, hurricanes, floods, unusually heavy or prolonged rain, and droughts. In the past, the Partnership’s operations have been affected by such occurrences through lower real estate sales and higher operating and capital costs associated with clean-up and repairs in the aftermath of such occurrences. The occurrence of natural disasters, such as fires, hurricanes, floods, unusually heavy or prolonged rain, and droughts, could have a material adverse effect on the Partnership’s ability to develop and sell properties or realize income from projects, and could result in higher than expected operating and capital costs.

Due to protracted drought or near-drought conditions that existed for several years up to late 2002 in the southern coastal region of North Carolina, nearly all of the lakes within the City of Boiling Spring Lakes had a water level that was substantially below normal. These conditions resulted in a lowering of the water table, and sink holes developed in the bed of Boiling Spring Lake, the largest lake in the community, which resulted in a further lowering of the water level of that lake. A series of remedial measures taken by the City, combined with heavy precipitation during the fourth quarter of 2002, seem to have solved the issue of the sink holes and filled the lakes, including Boiling Spring Lake, to approximately normal levels. A return to protracted drought or near-drought conditions in the coastal region of North Carolina could result in a reoccurrence of substantially lower water levels, including in Boiling Spring Lake, and the reoccurrence of one or more sink holes. The occurrence of such eventualities could have a material adverse effect on the Partnership’s ability to develop and sell properties or realize income from projects.

■ Competitors

The real estate business is highly competitive. The Partnership competes with a large number of companies and individuals, many of whom are believed to have substantially greater financial and other resources than the Partnership. Some of the competitors are active in markets in other regions or throughout the entire United States. The Partnership’s ability to weather downturns in the local real estate market or respond to changing trends in the real estate business may be substantially less than some or many of its larger competitors.

■ Environmental Matters - General

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

■ Environmental Matters - Underground Storage Tank

In 2000, the Partnership removed an underground storage tank located adjacent to the club house building of Fox Squirrel Country Club, now known as The Lakes Country Club (“Fox Squirrel/The Lakes”). Fox Squirrel/The Lakes was owed by the Partnership until it was sold to a third party in 2001. Soil samples taken shortly after the removal showed a certain amount of contamination of soil and indications that diesel fuel may have leaked into the subsurface groundwater. The Partnership undertook remediation by removing approximately 15 tons of contaminated soil, and adding fill to the affected area. Test wells were placed near the former site of the underground storage tank to measure the level of subsurface groundwater contamination, and the test results were submitted to the North Carolina Department of Environment and Natural Resources (“NCDENR”). Initial test results showed levels of groundwater contamination to be just above the standards. From time to time during 2002 and 2003, additional tests were performed on subsurface groundwater samples, and the test results were submitted to NCDENR. With one exception, all of the additional test results showed that the concentration of hydrocarbon compounds in the subsurface groundwater were either below detection limits or were substantially below standards; the one exception was the testing in May 2003, which showed that “C11-C22 aromatic concentration is non-compliant.” As requested by NCDENR, the Partnership continued to monitor and sample the groundwater and to submit the test results to NCDENR periodically. The written test results of sampling of subsurface groundwater taken in February 2004, showing that the concentration of hydrocarbon compounds in the subsurface groundwater were either below detection limits or were substantially below standards, were submitted to NCDENR. On May 4, 2004, NCDENR issued a Notice of No Further Action, stating that NCDENR determined that the Partnership need not continue the monitoring and sampling of groundwater. Such determination shall apply unless NCDENR makes a later determination that the concentration of hydrocarbon compounds that resulted from the release of diesel fuel from the now removed underground storage tank once again poses an unacceptable risk or a potentially unacceptable risk to human health or the environment.

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

In connection with the sale of the assets of Fox Squirrel/The Lakes, the Partnership entered into an indemnification agreement with WW-Golf, the buyer of the assets. Pursuant to such indemnification agreement, as amended, the Partnership’s liability related to testing and remediation involving the underground storage tank terminated on June 17, 2005. However, should NCDENR require additional testing and/or remediation, and should WW-Golf be unable to bear the entire cost of such testing and/or remediation, it is possible that the Partnership will be required to bear some or all of such costs.

■ Endangered/Protected Species

Portions of Boiling Spring Lakes and the surrounding area are known or believed to be the habitat of various species of flora and fauna which have been identified as endangered or protected species, including, among others, the red-cockaded woodpecker. Development of the Partnership’s land is subject to various laws and regulations intended to limit disturbance of endangered and protected species. The Partnership may be subject to common law claims by third parties based on damages and costs resulting from the presence of endangered or protected species on or near land owned by the Partnership.

■ U.S. Fish and Wildlife Service Initiatives

The red-cockaded woodpecker is one of several species of flora and fauna on the endangered species list that inhabit or are believed to inhabit portions of Boiling Spring Lakes and the surrounding area. The Partnership understands that Fish and Wildlife notified the City of Boiling Spring Lakes in February 2006 of that agency’s concern about the rapid development within the City’s borders and the loss of mature long-leaf pines that the endangered woodpecker prefers, and of the possibility that the City could be liable for violating federal laws intended to protect the endangered woodpecker if the City issued building permits for lots with nests. Under such federal laws, (a) building and tree cutting within 200 feet of a nest tree are restricted without a federal permit, and (b) to provide a foraging area for the woodpeckers, within a ½-mile radius around each nest site, development is restricted and cutting of long-leaf pine trees with a diameter of 10 inches or more is prohibited. The Partnership understands that Fish and Wildlife would like for the City to undertake a conservation plan, which typically takes one to two years to develop.

The Partnership believes that not more than approximately 83 acres, or approximately 10%, of the Partnership’s land, may be affected by restrictions relating to the red-cockaded woodpecker. Most of such affected land, however, does not meet, or is believed by the Partnership to not meet, current health codes for installing septic systems and, therefore, is not suitable for building until a tie-in to a sewer system becomes available. Management believes that the Partnership’s land sales will continue to be reduced compared to past years until the City has developed a conservation plan to protect the habitat of the red-cockaded woodpecker or until other means of addressing the concerns of Fish and Wildlife can be implemented.

■ Zoning and Other Regulations

At December 31, 2006, the Partnership owns approximately 245 acres of undeveloped, unplatted land intended for residential use and approximately 219 additional acres of undeveloped, unplatted land intended for commercial use. Changes in zoning or other regulations may prevent the Partnership from subdividing all or a substantial portion of such acreage, which, in turn, may adversely affect the Partnership’s ability to continue generating revenue from real estate sales and/or its ability to effect a bulk sale of all or substantially all of its assets. Rezoning commercial land for residential use may not be possible or, if possible, may be prohibitive due to time and cost. The inability to obtain a rezoning of commercial land may prevent the Partnership from realizing any value in a sale of such land. In addition, changes in zoning or other regulations may require substantially greater expenditures by the Partnership than expected to complete one or more new projects.

■ Availability of Water and Sewer Services

The lack of municipal water and public sewer services has been a major inhibiting factor in the Partnership’s efforts to sell and/or develop land in Boiling Spring Lakes. Prior to 2004, virtually all residents in the development were forced to rely upon well water and individual septic systems. The City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development in 2004. The extension of water service to other portions of the development will depend on, among other factors, the ability to control costs of laying pipelines and the demand for such water service; however, Management believes that land owned by the Partnership is not likely to be affected by additional development phases of the municipal water service in the foreseeable future. Brunswick County has plans for an area-wide sewer system for Boiling Spring Lakes; however, there is no firm date for the County to begin installation of such a system and the Partnership believes that such installation is at least several years in the future. A private contractor may elect to install a sewer system to serve a portion of Boiling Spring Lakes where he is looking to develop commercial and/or residential land that he owns; however, there is no certainty that any such private sewer system will be installed or, if installed, that land owned by the Partnership may connect to such private sewer system. A significant portion of the cost of water distribution and sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land. Management cannot estimate with any certainty the amount of any future assessment by the City for installation of water or by the County or a private contractor for installation of sewer lines, nor can it predict with any certainty when any such assessments may be made or, once made, become due. If the Partnership is liable for any such assessment and has insufficient funds to pay such assessment when due or is unable to obtain financing on terms Management believes to be acceptable, the Partnership may be unable to continue operating and may become insolvent.

■ Costs Associated with Building and Maintaining Roads

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

The costs to complete a road, and to rock or pave a road with asphalt are capitalized and added to the Partnership’s cost basis of land held for sale. When the Partnership sells land situated on a completed road, or a road that has been rocked or paved with asphalt, the direct cost of land sold will reflect the capitalized costs. As a result, the Partnership will likely achieve a higher sales price for land situated on a completed road, or a road that has been rocked or paved with asphalt, but the direct cost of such land sold will also be higher than for a lot which does not reflect such capitalized costs.

The City of Boiling Spring Lakes will not assume any road that is not paved with asphalt, and the City need not assume any paved road. Accordingly, unless and until the Partnership completes a road and has it paved with asphalt, and the road has been assumed by the City, the Partnership will be responsible for maintaining such road and the right-of-way. Since 2001, the Partnership has spent a total of approximately $117,000 for rocking and paving roads. Otherwise, in recent years, the Partnership has not spent significant amounts toward building or maintaining roads and rights-of-way, and the cost to maintain them may increase substantially. The failure by the Partnership to provide proper maintenance of the roads and rights-of-way which have not been assumed by the City may subject the Partnership to substantially greater risk of litigation from persons adversely affected by such failure.

During the 1960’s, the Partnership sold a number of five- and ten-acre timber tracts. In some cases, the Partnership provided an easement across its land to the buyer of such a tract for access to and egress from the tract, and the buyer was responsible for building a road across such easement. In cases where the purchase contract was silent on the issue, local laws required only that the Partnership provide the buyer with access to and egress from a tract but it was not clear who was responsible for building a road to and from the tract. Management maintains that the Partnership’s only obligation in such cases was to provide an easement for access to and egress from the tract, and if at some subsequent time the buyer wanted a road across such an easement, the Partnership was not obligated to build it. There has been no litigation involving the Partnership in a dispute over whose responsibility it is to build a road in such a case. If such litigation were to be initiated, Management believes that the Partnership would prevail but that the cost of defending the case could be material, and should the Partnership not prevail, the cost of building any such road could be material.

■ Increased Operating or Capital Costs Relating to Dam

The Partnership is responsible for the maintenance and repair of a dam designed to retain water in one of the lakes. The dam was breeched and partially washed out following a severe storm in 1996. The Partnership has spent a total of approximately $184,000 since 2001 to repair the dam. The Partnership intends to deed the dam to the City of Boiling Spring Lakes after the repairs have been completed. The City has indicated that it will accept the title after completion of certain additional work. Until such time as the title is transferred, there can be no assurance that the City will not require the Partnership to undertake and complete additional work on the dam, or decide not to accept title, notwithstanding additional work on the dam by the Partnership. The occurrence of a hurricane, flood, or unusually heavy or prolonged rain could result in damage to the dam. In such an eventuality before the transfer of title to the dam, the Partnership would be responsible for the repair costs, which could be substantial, and until such repair is completed, the Partnership’s ability to develop and sell properties or realize income from projects could be materially adversely affected.

■ Dams Owned by Others

The City of Boiling Spring Lakes has many lakes and ponds, some of which were created or enhanced by using earthen dams to raise the water level behind the dams. Of the numerous dams in Boiling Spring Lakes, only one is owned and maintained by the Partnership; all of the other dams are, to the Partnership’s knowledge, owned and maintained by either the City of Boiling Spring Lakes or the owner of Fox Squirrel/The Lakes. From time to time, a dam owned by others may need repair, for example, as a result of a “wash out” of a portion of a dam following a hurricane, flood, or period of unusually heavy or prolonged rain, and it may become necessary for the owner of such dam to lower the water level behind the dam for an extended period of time. During such time, the Partnership may be unable to sell land near the lake or pond with reduced water levels, or the price that the Partnership could realize upon a sale of such land may be substantially less than would be the case if the water level was not reduced.

■ New Projects

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

■ Need for Additional Capital

To date, the Partnership has financed its operations with cash primarily from the sale of property, by accruing amounts owed to the General Partner and its affiliates, and from time to time borrowing from the General Partner and its affiliates or from local banks. If the Partnership does not generate enough cash from its operations to finance its business in the future, it may need to raise additional funds through private financing. If the Partnership borrows funds, it may be required to agree to restrictions limiting its operating flexibility. If the Partnership requires additional funds and is not able to obtain such funds, it would have a material adverse effect on the Partnership’s operations.

■ Insurance Risks; Uninsured Damage to Property

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

Due in large part to the terrorist activities of September 11, 2001, insurance companies have re-examined many aspects of their business and have taken certain actions in the wake of these terrorist activities, including increasing premiums, mandating higher self-insured retentions and deductibles, reducing limits, restricting coverages, imposing exclusions (such as sabotage and terrorism), and refusing to underwrite certain risks and classes of business. Significantly increased premiums, mandated exclusions, or changes in limits, coverages, terms, and conditions could adversely affect the Partnership’s ability to obtain appropriate insurance coverages. However, at this time the only impact on the Partnership has been an increase in premiums.

■ Financial Covenants on Indebtedness

At December 31, 2006, the Partnership has no debt outstanding. Should the Partnership incur indebtedness in the future, required payments on such future indebtedness generally would not be reduced if the Partnership’s economic performance declines. If the Partnership’s economic performance declines, cash flow from operations would be reduced. Under such circumstances, the Partnership might not be able to sell some of its assets quickly enough to avoid default on any such future indebtedness. If debt service payments could not be made, the Partnership might sustain a loss, suffer foreclosure by a mortgagee, or suffer judgments against the Partnership.

■ FDIC Insurance Risk

The Partnership maintains its cash primarily at a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC, an independent agency of the United States government, insures deposits up to $100,000 per depositor, per bank, subject to certain conditions. At December 31, 2006, the Partnership maintained cash balances $238,552 in excess of FDIC-insured amounts. In the event that the bank where the Partnership maintains its accounts becomes insolvent, the Partnership may lose some or all of such excess.

■ SIPC Insurance Risk

The Partnership purchases and holds U.S. Treasury securities through a brokerage account at a securities broker-dealer insured by the Securities Investor Protection Corporation (“SIPC”). The SIPC, a non-profit corporation set up and funded by the brokerage industry, insures investors accounts up to $500,000 per investor, subject to certain conditions, in the event that a member brokerage firm goes bankrupt and cash and securities are missing from customer accounts. At December 31, 2006, the Partnership’s aggregate investment in Treasury bills and other Treasury securities had a value $2,831,269 in excess of SIPC-insured amounts. In the event that the broker-dealer where the Partnership maintains its securities becomes insolvent and securities are missing from the Partnership’s account, the Partnership may lose some or all of such excess.

■ Structure as a Limited Partnership

The Partnership is treated for federal and state income tax purposes as a limited partnership, and the General Partner has taken such steps as are known to it to perfect such treatment. Changes to laws may adversely affect the treatment of the Partnership as a limited partnership. No assurance can be given that new tax laws will not significantly affect the Partnership’s qualification as a limited partnership or the federal income tax consequences of such qualification. New laws could be applied retroactively, which means that past operations could be found to be in violation, which would have a negative effect on the Partnership’s business. If the Partnership were to lose its status as a limited partnership for federal and state tax purposes, the Partnership would be subject to federal and state income tax on the Partnership’s taxable income at the corporate tax rates.

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

The Partnership’s principal asset is its undeveloped land in Boiling Spring Lakes, comprising approximately 825 acres. As of December 31, 2006, the Partnership owns the following:

•	approximately 361 acres, divided into 1,094 platted unimproved individual lots, both recorded and unrecorded, intended for residential use;

•	approximately 245 acres of undeveloped land intended for residential use;

•	approximately 219 acres of undeveloped land intended for commercial use;

•	a building comprising approximately 500 sq. ft. that is leased to the City of Boiling Spring Lakes at a rate of $1 per year for use as a post office; and

•	a sales office comprising approximately 1,269 sq. ft.

The Partnership obtained from Robert C. Cantwell and Associates (the “Appraiser”) an independent MAI appraisal report dated February 22, 2006 valuing the Partnership’s real estate assets located in Boiling Spring Lakes at December 31, 2005. Such assets comprise substantially all of the assets of the Partnership on such date other than cash, U.S. Treasury securities, and the promissory note received as partial consideration in the 2001 sale of the assets of Fox Squirrel/The Lakes. The appraisal values the appraised assets at $6,900,000 (the “Appraised Value”). The Appraised Value is the Appraiser’s opinion of the most probable price which the property should bring in a competitive and open market under all conditions requisite to a fair sale, and assumes, among other things, a typically motivated buyer and seller in an “arm’s length” transaction, both parties are well informed or well advised about the assets and each acting in what he considers his own best interest, and a reasonable time is allowed for exposure in the open market. As such, there is no guarantee that the Partnership could realize the Appraised Value of such assets upon a sale. The actual sale price could be higher or lower than the Appraised Value. The appraisal is not in connection with any requested minimum, maximum or specific appraised value, any pending or proposed sale or other transaction, or approval of any loan involving the appraised assets or the Partnership. The foregoing summary of the appraisal is limited in its entirety to the full appraisal report, a copy of which is filed with the Securities and Exchange Commission as an exhibit to this Annual Report on Form 10-K (the photographs, maps and drawings that appear in the hard copy of the appraisal are necessarily excluded from the electronic filing of the exhibit).

During 1988, the Partnership reduced the carrying value of the Boiling Spring Lakes property as a result of an appraisal obtained in December 1988. During 1993, 1995, 1998, 2000, and 2004, the Partnership obtained updated appraisals of the Boiling Spring Lakes property. Based upon those updated appraisals, no additional reduction to the carrying value was made. As a result of the appraisal dated as of December 31, 2005 and in view of current market conditions, the Partnership and its accountants believe that the valuation allowance at December 31, 2006 is appropriate, and that no adjustment to the valuation allowance need be made.

Management intends to continue emphasizing the sale of individual lots in Boiling Spring Lakes, concentrating on lots situated on existing paved roads and rocked roads. From time to time, the Partnership will add to its inventory of lots situated on paved roads and rocked roads by paving or rocking roads that are currently unpaved or unrocked. The Partnership intends to continue selling its land on an all-cash basis.

To increase lot sales, in 1995, Management initiated a project involving the construction of a house on a lot owned by the Partnership and the immediate marketing of the house and lot for sale, with the cost of construction financed with a line of credit from a local bank. The Partnership achieved some success through 1999, selling five properties and earning a profit on each sale; however, the Partnership elected to suspend the project in 2000 in view of rising construction costs and decreased margins. The Partnership has not constructed any houses since 2000, though Management may resume the project during 2007.

The Partnership was previously engaged in selling land in Pimlico Plantation, a development in Berkeley County, South Carolina. The Partnership sold its last lot in Pimlico Plantation in 2003, and the Partnership no longer owns any properties outside of Boiling Spring Lakes.

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

No matters were submitted to a vote of unit holders during the fourth quarter of 2006.

[THE REST OF THIS PAGE IS BLANK]

PART II

Item 5. Market for Registrant's Common Equity, Related Unit Holder Matters, and Issuer Purchases of Equity Securities

■ Market for the Partnership’s Units

There is no established public trading market for the partnership units, and there are only limited or sporadic quotations on the over-the-counter market for the units. It is not anticipated that there will ever be an active public market for the units.

■ Holders of Units

As of December 31, 2006, there were 1,808 registered holders of partnership units. The total number of record holders has not changed substantially from December 31, 2006 to March 23, 2007, the latest practicable date prior to the filing of this Annual Report on Form 10-K.

■ Distributions

The Partnership has paid no cash distributions to partners since its inception in 1980. Management expects that no such distributions will be paid in 2007, even though the Partnership’s earnings may indicate an ability to do so.

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
Furthermore, it is the Partnership’s experience that revenues are highly variable and may not be sufficient in future years to cover expenses and necessary capital expenditures, and that a bulk sale of assets for cash is extremely difficult to achieve.

Management believes that without a sale of all or substantially all of the Partnership’s real estate, it would be imprudent to make a distribution to partners until the Partnership knows with reasonable certainty the amount and timing of any assessments relating to installation of water and sewer lines affecting the Partnership’s properties. Furthermore, the amount and timing of any distributions would be dependant upon the Partnership’s business being established to operate at a level sufficient to consistently generate revenues in excess of expenses and capital expenditures.

Absent a bulk sale of the Partnership’s assets, Management believes that the best use of the current cash balance and cash surpluses, if any, generated in future years is to preserve or improve the overall value of the Partnership’s assets by: (a) investing cash in short-term Treasury securities, (b) undertaking certain infrastructure and other improvements in the development; and (c) making selected other real estate-related investments in or near Boiling Spring Lakes, as market conditions may allow. Management believes that this plan will, in future years, result in, among other things, an increase in the number of lots sold and a higher average sales price per lot than would otherwise be the case. There can be no assurance, however, that sufficient cash will be generated from operations to successfully implement Management's plan.

■ Purchases of Units by the Partnership and Affiliates

Purchases by the Partnership

The Partnership’s limited partnership agreement allows the Partnership to repurchase partnership units; however, the agreement does not require that the Partnership or the General Partner repurchase partnership units on demand of partners, nor does the agreement provide for a minimum purchase price or establish a mechanism for determining a purchase price. Since inception, the Partnership has rarely purchased partnership units. There were no such repurchases during 2006, 2005, or 2004. During 2005, one partner voluntarily surrendered 500 units to the Partnership and received no value or consideration in return.

From time to time, in accordance with applicable securities laws, the Partnership may utilize excess cash by repurchasing partnership units, although there are currently no plans to do so. Since the amount of excess cash available for such purpose cannot be estimated at this time due to the inability to accurately estimate the amount of any assessments related to water and sewer service and also due to the highly variable nature of the Partnership's cash flow, there can be no assurance as to the number of partnership units which will actually be repurchased, if any such repurchases will, in fact, occur, or the prices at which such repurchases, if any, will be made.  There were no purchases of partnership units by the Partnership or the General Partner during 2006.

Purchases by Affiliates

During 2006, Reeves Telecom Acquisition Corp. (“RTAC”), a company wholly owned by Mr. John S. Grace, and Mr. Grace acquired 150,274 partnership units pursuant to a tender offer, as set forth in Table 3, below. RTAC and Mr. Grace are affiliates of the Partnership and the General Partner.

TABLE 3: ISSUER PURCHASES OF EQUITY SECURITIES

Monthly Period		Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under the Plans or Programs
10/01/2006 to 10/31/2006	[a]	150,274	$2.25	150,274	—
Total		150,274	$2.25	150,274	—

Notes:
[a]
On June 14, 2006, Reeves Telecom Acquisition Corp. (“RTAC”), a company wholly owned by Mr. John S. Grace, and Mr. Grace commenced a tender offer to acquire any and all partnership units and unexchanged shares of the Corporation’s common stock at a price of $1.50 per unit and $1.50 per share, respectively, pursuant to the terms and subject to the conditions set forth in an Offer to Purchase dated June 14, 2006 (the “RTAC Offer”). The RTAC Offer was undertaken in response to an unsolicited tender offer by certain parties unaffiliated with the Partnership to purchase any and all units at a price of $0.50 cash per unit, pursuant to the terms and subject to the conditions set forth in an Offer to Purchase dated April 26, 2006. The purchase price in the RTAC Offer was subsequently raised to $2.25 per unit and per unexchanged share, and RTAC ultimately purchased 150,274 partnership units under the tender offer. The initial offering period of the RTAC Offer expired on September 26, 2006. A subsequent offering period commenced on Wednesday, September 27, 2006 and expired on Tuesday, October 24, 2006. Neither RTAC nor Mr. Grace have any plans to purchase additional units.

The RTAC Offer was undertaken in response to an unsolicited tender offer by certain parties unaffiliated with the Partnership to purchase any and all units at a price of $0.50 cash per unit. The purpose of the RTAC Offer was to provide unit holders an opportunity to sell any or all of their units at a price substantially higher than the $0.50 per unit offer by the other parties and without the usual transaction costs associated with open market sales. The RTAC Offer to Purchase stated that (a) neither RTAC nor Mr. Grace represents or believes that the price of $1.50 per unit (subsequently raised to $2.25 per unit) was the fair market value or liquidation value of the units, and (b) RTAC and Mr. Grace expect to earn a profit upon the eventual sale of the units, through distributions by the Partnership and/or upon the sale or liquidation of the Partnership. The Partnership took no position with respect to the RTAC offer, and offered no recommendation to partners to accept or reject the RTAC Offer.

Item 6. Selected Financial Data

The selected financial data set forth in Tables 4 and 5, below, has been derived from the Partnership’s historical audited financial statements. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and related notes thereto.

It is the Partnership’s experience that its historical financial condition and results of operations are not reliable indicators of future financial condition and results of operations. Sales of real estate for development in Boiling Spring Lakes are highly variable, both as to the amount of land sold as well as the sales price per lot. See also “Item 1A. Risk Factors,” for a discussion of material uncertainties that might cause the Partnership’s future financial condition or results of operations to be materially different from the historical financial condition and results of operations.

[THE REST OF THIS PAGE IS BLANK]

TABLE 4: SELECTED INCOME STATEMENT DATA

	Year Ended December 31,
	2006	2005	2004	2003 [a]	2002 [a]
Revenues:
Property sales	$899,411	$2,487,651	$1,173,968	$483,407	$315,864
Sale of golf club
Prev. deferred revenue	—	—	—	862,500	—
Prev. deferred interest income	—	—	—	149,745	—
Interest income on note receivable	—	—	—	6,145	—
Other interest income and fin. charges	172,537	74,908	20,984	3,559	5,399
Other revenue	23,668	4,501	—	—	379
Total revenues	1,095,616	2,567,060	1,194,952	1,505,356	321,642
Operating expenses:
Direct costs of property sold	11,070	163,091	41,062	462,256	8,643
Selling, general & admin. expenses	652,290	675,135	484,363	443,135	311,525
Depreciation	3.969	2,791	1,730	1,468	2,571
Interest	—	—	—	4,702	10,308
Total operating expenses	667,329	841,017	527,155	911,561	333,047
Operating income (loss)	428,287	1,726,043	667,797	593,795	(11,405)
Rental income (loss) - net	—	(5,553)	1,267	1,375	3,766
Net income (loss)	$428,287	$1,720,490	$669,064	$595,170	$(7,639)

Per Unit Data
Net income (loss)	$0.24	$0.95	$0.37	$0.33	$—
Distributions	$—	$—	$—	$—	$—

Notes:
[a]
In March 2001, the Partnership sold the assets of Fox Squirrel Country Club for total consideration of $862,500, consisting of $150,000 cash and a note receivable having an initial principal amount of $712,500. The transaction was originally recorded on the Partnership's financial statements using the deposit method as defined in SFAS 66. Among other things, the assets that were sold remained on the Partnership’s balance sheet and were classified as assets held for sale or disposal, and the operations of the golf course and country club were classified as discontinued operations through the date of sale. In June 2003, the buyer made an early repayment of principal of $534,748. With such repayment of principal, the cash consideration paid by the buyer exceeded 25% of the total consideration paid for the assets. Accordingly, for the fiscal year ended December 31, 2003, the transaction was recorded on the Partnership’s financial statements as a sale of assets and a $341,221 gain on the sale of the assets was recognized.

Certain amounts in Table 4 for prior years are reclassified to conform to the presentation in the current year. Such reclassifications have not resulted in a change in net income or loss.

TABLE 5. SELECTED BALANCE SHEET DATA

	At December 31,
	2006	2005	2004	2003 [a]	2002 [a]
Cash, prepaid expenses and other current assets	$3,670,587	$3,511,837	$1,504,988	$823,274	$320,661
Properties held for sale and property and equipment, net	517,796	401,722	521,128	489,777	921,485
Note receivable	133,769	138,303	142,457	146,265	—
Total assets	4,322,152	4,051,862	2,168,573	1,459,316	1,242,146
Accounts payable and accrued expenses	194,179	352,176	189,377	149,184	138,657
Deposit on contract	—	—	—	—	280,245
Long-term debt	—	—	—	—	108,282
Total liabilities	194,179	352,176	189,377	149,184	527,184
Partners' capital	4,127,973	3,699,686	1,979,196	1,310,132	714,962

Notes:
[a]
In March 2001, the Partnership sold the assets of Fox Squirrel Country Club for cash an a note receivable. In accordance with SFAS 66, the assets that were sold remained on the Partnership’s balance sheet and were classified as assets held for sale or disposal, the operations of the golf course and country club were classified as discontinued operations through the date of sale, the cash down payment was recorded as a deposit on the sale contract, and payments made by the buyer on the note receivable were recorded as increases in the deposit on the sale contract. In June 2003, the buyer made an early repayment of principal on the note receivable. With such repayment of principal, the cash consideration paid by the buyer exceeded 25% of the total consideration paid for the assets. Accordingly, for the fiscal year ended December 31, 2003, the transaction was recorded on the Partnership’s financial statements as a sale of assets and a $341,221 gain on the sale of the assets was recognized.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Partnership’s audited financial statements and the notes thereto which are included as part of this Annual Report on Form 10-K. Certain amounts in prior years have been reclassified to conform to the presentation in the current year.

Special Note on Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable securities laws. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, achievements, or events, and may contain forward-looking words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “strategies,” “will be,” “will continue,” “will likely result,” and similar terms and their negatives that convey uncertainty of future events or outcomes. These statements represent the Partnership’s (including the General Partner’s) beliefs, expectations, intentions, and plans, and, as such, are not guarantees of future outcomes or future performance, and are subject to risks and uncertainties that are beyond the Partnership’s control and could cause the Partnership’s actual results to differ materially from those reflected in the forward-looking statements.

Readers are cautioned not to place undue reliance upon these forward-looking statements, which reflect Management’s analysis only as to the date hereof. Readers should carefully review the risk factors described in “Item 1A. Risk Factors” and other documents the Partnership has filed and from time to time will file with the Securities and Exchange Commission which could cause the Partnership’s actual results to differ materially from those in these forward-looking statements. The Partnership undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

A “critical accounting policy” is one that is both important to the portrayal of the Partnership’s financial condition and results and requires Management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Partnership believes that the following of its accounting policies fit this description:

■ Basis of Accounting

The Partnership’s financial statements are prepared using the accrual basis of accounting. The Partnership’s assets have been written down, from time to time, to reflect their fair values based upon appraisals.

■ Use of Estimates in the Preparation of Financial Statements

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

■ Property Sales

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

■ Properties Held for Sale and Property and Equipment

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

■ Cash and Equivalents

For purposes of the Statements of Cash Flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions, money market accounts, and U.S. Treasury securities with maturities of 91 days or less at the date of purchase. Cash equivalents are stated at cost, which approximates market value.

■ Impairment of Long-Lived Assets

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

■ Accounting for the Sale of the Assets of Fox Squirrel/The Lakes

The Partnership closed a sale agreement for the assets of Fox Squirrel/The Lakes on March 9, 2001. Under the agreement, the Partnership received $150,000 in cash and the Promissory Note for $712,500. The Promissory Note initially accrued interest at 9.75% per annum, payable monthly, and had a maturity date of March 9, 2004. The Promissory Note was initially collateralized by a first mortgage on the assets of the country club. Since the cash down payment represented less than 25% of the total consideration paid for the assets, the transaction was recorded on the Partnership's financial statements using the deposit method as defined in SFAS No. 66, “Accounting for Sales of Real Estate.” The deposit method requires, among other things, that until the total cash received by the Partnership from the down payment and principal payments on the Promissory Note is at least 25% of the total consideration paid: (a) the sold assets remain on the Partnership's balance sheet as assets held for sale or disposal; (b) the operations of Fox Squirrel/The Lakes prior to the sale be recorded as discontinued operations; (c) cash received from the buyer be shown as a deposit on contract; and (d) payments received from the buyer with respect to the Promissory Note be treated as an increase in the deposit.

In June 2003, in connection with the buyer’s obtaining financing from the Bank, WW-Golf, the buyer of the assets, made an early repayment of principal of $534,748, reducing the unpaid principal amount outstanding under the Promissory Note at that time to $147,757. The terms of the Promissory Note were then modified to provide for an annual interest rate equal to the higher of (a) 8.75% and (b) 2% over the Bank’s prime rate, and the maturity date was extended to July 15, 2008. In addition to the foregoing modifications to the Promissory Note, the Partnership subordinated its lien priority on the assets sold to WW-Golf to that of the Bank.
With such prepayment of principal, the cash consideration paid by WW-Golf exceeded 25% of the total consideration paid for the assets. Accordingly, for the fiscal year ended December 31, 2003, the transaction was recorded on the Partnership’s financial statements as a sale of assets and a $341,221 gain on the sale of the assets was recognized.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

■ Revenues

Overall, revenues decreased 57% to $1,095,616, in 2006, compared to $2,567,060 in 2005. The principal components of revenues and Management’s explanations for year-to-year changes are set forth below.

Property Sales

Revenue decreased 64% to $899,411 in 2006, compared to $2,487,651 in 2005.

Revenue from the sale of unimproved individual lots was $664,974 in 2006, compared to $1,899,321 in 2005. The number of lots sold during 2006 and 2005 was 25 and 81, respectively. Management attributes the 65% decrease in revenue and the 69% decrease in the number of lots sold to a initiatives undertaken early in 2006 by Fish and Wildlife to protect the habitat of the red-cockaded woodpecker.

For 2006 and 2005, the average sales price per lot was $26,599 and $23,448, respectively. Management attributes the 13% increase in the average sales price per lot primarily to a strong local real estate market that allowed for price increases early in 2006, but also to the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots that are not suitable for on-site septic systems.

The Partnership sold one improved individual lot in 2005 for $167,135. No such lot was sold in 2006. With the sale of the one improved individual lot in 2005, the Partnership no longer owns any such lots. Unless the Partnership acquires one or more improved individual lots or elects to build one or more homes on land that it owns, the Partnership will not generate further revenue from this source.

Revenue from the sale of commercial land was $234,437 in 2006, compared to no revenue in 2005. The Partnership’s sales of commercial land are sporadic, highly variable, and largely beyond the Partnership’s control.

Revenue from the sale of other land was $421,195 in 2005. No such land was sold in 2006. The Partnership’s sales of other land are sporadic, highly variable, and largely beyond the Partnership’s control.

Management expects that revenue from property sales for 2007 will be approximately the same as or more than for 2006, but less than for 2005.

Interest Income

Interest income in 2006 was $172,537, compared to $74,908 in 2005. The 130% increase is due in part to somewhat higher interest rates generally during 2006 than during 2005, and in part to a shift from investments in Treasury Bills having a maturity of 91 days or less into Treasury Bills having a maturity of more than 91 days but not more than a year. The shift into longer maturities resulted in the Partnership earning slightly higher interest rates on its investments in 2006 than in 2005, since, usually, all other things being equal, the longer the time to maturity of a debt security, the higher the interest rate investors receive. In addition, interest income earned on Treasury Bills having a maturity of 91 days or less is typically recognized at maturity, whereas interest income on Treasury Bills having a maturity greater than 91 days is typically accrued during the investment holding period. This accounting treatment has the effect of recognizing $34,053 of interest income during 2006 that would otherwise be recognized in 2007. Management expects that interest rates will increase somewhat or remain substantially unchanged during 2007 compared to 2006, and that the Partnership’s investments U.S. Treasury securities will also increase somewhat or remain substantially unchanged during 2007, resulting in interest income somewhat higher than or approximately the same as in 2006.

Other Revenue

Other revenue in 2006 was $23,668, compared to $4,501 in 2005. The increase of 426% is due substantially to the recognition as income of $15,394 in excess accruals for accounting and tax fees for 2004 and 2005. At December 31, 2005, Management overestimated by $15,394 the amount of accounting and tax fees that the Partnership would have to pay during 2006 for services rendered with respect to 2005 and 2004. Excluding such amount, Other Revenue for 2006 was $8,274, or an increase of 84% over 2005. The increase was due principally to tax refunds received during 2006 for prior years.

■ Direct Costs of Property Sold

Direct costs of property sold declined 93% to $11,070, compared to $163,091 in 2005. The amount for 2005 includes $111,772 relating to the sale of an improved individual lot in 2005. Excluding such amount, direct costs of property declined 78% from $51,319 in 2005. The decrease is due principally to the sale of fewer lots in 2006 than in 2005.

■ Selling, General and Administrative Expenses

Selling, general and administrative expenses declined 3% to $652,290, compared to $675,135 in 2005. Noteworthy changes from 2005 in the components of selling, general and administrative expenses, and the reasons therefor, are as follows:

Taxes

During 2006, the Partnership expensed $150,304 in North Carolina and South Carolina state income taxes due with respect to 2005 for limited partners, whereas only $55,050 in such taxes was expensed in 2005 for taxes due with respect to 2004. As a limited partnership, the Partnership generally passes income tax liability through to its partners. With respect to these years, however, Management believes that the administrative cost of allocating such liability among the partners, and maintaining records therefor, would be extremely time-consuming and complex. Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of the Partnership’s income for each such year would be/has been reduced by a pro rata share of such taxes paid. Management expects that state income taxes paid in 2007 with respect to 2006 will be approximately the same or somewhat higher, reflecting no substantial change in the Partnership’s profitability in 2006 from 2005.

Tender Offer-Related Expenses

During 2006, the Partnership’s units were the object of separate cash tender offers by two unaffiliated parties and an affiliate of the General Partner. The Partnership bore none of the expenses of any of such parties; however, during 2006 the Partnership incurred legal fees and other expenses totaling $29,083 relating to the Partnership’s review and response to the tender offers, including filings with the Securities and Exchange Commission. If the Partnership’s units are not the object of any tender offers during 2007, Management expects that no such expenses will be incurred during 2007.

■ Depreciation

Depreciation expense increased 42% to $3,969 in 2006, compared to $2,791 in 2005. Management attributes the increase principally to capital expenditures made during 2006 and 2005 which increased the asset base being depreciated.

■  Rental income - net

The Partnership generated no rental income during 2006, since the Partnership sold the house in 2005 that generated rental income. For 2005, the Partnership incurred a net loss of $5,553 due to the fact that the Partnership deducted depreciation relating to the rental property from gross rental income to derive net rental income, and to the vacancy of the rental property in the months leading up to the sale. Unless additional rental property is built or acquired, the Partnership will likely not generate any rental income in future years.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

■ Revenues

Overall, revenues increased 115% to $2,567,060 in 2005, compared to $1,194,952 in 2004. The principal components of revenues and Management’s explanations for year-to-year changes are set forth below.

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

Revenue from the sale of commercial land fell 100%, from $59,821 in 2004. The Partnership’s sales of commercial land are sporadic, highly variable, and largely beyond the Partnership’s control.

Revenue from the sale of other land was $421,195 in 2005. No such land was sold in 2004. The Partnership’s sales of other land are sporadic, highly variable, and largely beyond the Partnership’s control.

Other Interest Income and Finance Charges

Other interest income and finance charges in 2005 was $74,908 in 2005, compared to $20,984 in 2004. The 257% increase is due principally to a higher average amount invested in U.S. Treasury securities in 2005 than in 2004, which resulted in more interest earned on such securities in 2005 than in 2004.

■ Direct Costs of Property Sold

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

■ Selling, General and Administrative Expenses

Selling, general and administrative expenses rose 39% to $675,135, compared to $484,363 in 2004. Management attributes the increase principally to higher incentive bonuses paid to the Partnership’s employees with respect to 2005 than with respect to 2004, reflecting the Partnership’s higher profitability in 2005 than in 2004; to an increase in general partners fees from $80,000 for 2004 to $150,000 for 2005; to more state income taxes paid during 2005 than during 2004; and to a $52,659 reduction in the carrying cost of land originally valued at $55,000 to reflect the current estimated sales value of such land. During 2005, the Partnership expensed $55,050 in North Carolina and South Carolina state income taxes due with respect to 2004 for limited partners, whereas only $23,025 in such taxes was expensed in 2004 for taxes due with respect to 2003. As a limited partnership, the Partnership generally passes income tax liability through to its partners. With respect to 2005 and 2004, however, Management believes that the administrative cost of allocating such liability among the partners, and maintaining records therefor, would be extremely time-consuming and complex. Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of the Partnership’s income for each such year would be/has been reduced by a pro rata share of such taxes paid.

■ Depreciation

Depreciation expense increased 61% to $2,791 in 2005, compared to $1,730 in 2004. Management attributes the increase principally to capital expenditures made during 2005 and 2004 which increased the asset base being depreciated.

■  Rental income - net

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

Liquidity and Capital Resources

■  General

The Partnership requires cash primarily for the payment of operating expenses, overhead, and capital expenditures incurred in connection with real estate sales. Much of the land owned by the Partnership is accessible only by roads that are incomplete, or that are unpaved or lack a rocked surface, or which require repairs. Management believes that the Partnership will be able to sell such land only if incomplete roads are completed, the roads that are now unpaved or that lack a rocked surface are rocked, and that roads in need of repairs are repaired. In addition, Management believes that the Partnership will be able to achieve higher sales prices for many of its lots by paving certain roads with asphalt. The cost of such road improvements is generally substantial. Moreover, the Partnership may have to bear assessments relating to the installation of water and sewer lines installed by the City and others. The total of such assessments is likely to be substantial. The Partnership’s current cash balances and investments in short-term Treasury securities may not be sufficient to meet all of these capital requirements. Historically, the Partnership has met its liquidity requirements by accruing general partner fees and certain other fees and expenses payable to the General Partner and its affiliates, selling certain non-real estate assets, and, from time to time, borrowing from local banks or the General Partner and/or its affiliates. Cash is generated primarily from individual lot sales and may not be sufficient to meet future operating costs, debt service and other cash requirements. The Partnership may seek to supplement its current cash balances and investments in short-term Treasury securities by negotiating credit facilities, issuing debt on such terms and conditions as the General Partner deems prudent, or seeking other forms of debt or equity financing as the General Partner deems appropriate.

■  Cash Flows from Operating Activities

During 2006, the Partnership generated $250,133 of net cash from operating activities, compared to $1,889,850 during 2005. The 87% decrease is due principally to the substantially lower revenue from property sales in 2006 than in 2005.

■  Cash Flows from Investing Activities

Net cash used in investing activities was $1,349,789 in 2006, compared to $1,675,029 in 2005. The 19% decrease is due primarily to the timing of investing in and maturity of short-term U.S. Treasury securities.

■  Cash Flows from Financing Activities

Net cash used in financing activities in 2006 was $88,032, compared to $102,147 of cash provided by financing activities in 2005. The change is due primarily to the decrease in accrued liabilities owed to the General Partner and its affiliates during 2006.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

The Partnership has no contractual obligations of the type required to be disclosed by Item 303(a)(5) of Regulation S-K.

Capital Expenditures During 2007

The Partnership plans to spend $365,000 during 2007 for rocking and/or paving certain roads. Management expects that such expenditures will be funded out of existing cash balances, from cash generated from real estate sales, and/or from the proceeds of maturing U.S. Treasury securities. Such costs will be treated as a capital expenditure and have the effect of increasing the cost basis of the individual lots in the sections within which the roads are situated. In addition, to address Fish and Wildlife’s concerns of the red-cockaded woodpecker on certain portions of the Partnership’s land, the Partnership plans to spend $22,000 during 2007, with additional amounts, as yet undetermined, likely to be spent in future years.

Other capital projects may be undertaken, depending upon, among other factors, the Partnership’s cash position and Management’s expectations of return on investment.

Impact of Inflation

Generally, demand for real estate is adversely affected by increases in interest rates. To the extent that a significant increase in the rate of inflation leads to a significant increase in interest rates, the Partnership’s ability to sell real estate may be significantly adversely affected.

Inflation has had only a minor impact on the Partnership’s operations during the fiscal years ended December 31, 2006, 2005, and 2004. Moderate increases in costs and expenses incurred as a result of inflation have, Management believes, largely been offset by increases in the sales prices of land sold.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Partnership’s principal market risk exposure is to changes in interest rates, which are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond the control of the Partnership. Changes in the general level of interest rates can affect the Partnership’s revenue from property sales, since the market for real estate in general varies to a large degree upon the level and stability of interest rates. Generally, when interest rates are high or are increasing, the market for real estate declines, and when interest rates are low or are decreasing, the market for real estate increases. Management believes that the extent of such risk is neither quantifiable nor predictable because of the variability of future interest rates and because of the highly variable nature of the Partnership’s real estate sales. The Partnership does not enter into derivative contracts for its own account to hedge against the risk of changes in interest rates.

The Partnership had no interest-bearing debt outstanding during 2006.

At December 31, 2006, the Partnership had cash of $339,318, substantially all of which is deposited in an account at a local financial institution bearing interest at a variable rate. In addition, the Partnership held $3,331,269 in U.S. Treasury securities having a maturity at the time of purchase of more than 91 days but less than one year. Had the average level of interest rates during 2006 been higher or lower by 100 basis points or one percent (1%), the Partnership’s net income would have been approximately $19,220 more or less, respectively. The foregoing estimate of the change in net income is based upon quarterly average balances.

At December 31, 2005, the Partnership had cash of $330,120, substantially all of which is deposited in an account at a local financial institution bearing interest at a variable rate. In addition, the Partnership held $1,196,886 in U.S. Treasury securities having a maturity at the time of purchase of 91 days or less, which the Partnership treats for accounting purposes as cash equivalents, and $1,979,948 in U.S. Treasury securities with a maturity of one year or less. Had the average level of interest rates during 2005 been higher or lower by 100 basis points or one percent (1%), the Partnership’s net income would have been approximately $22,152 more or less, respectively. The foregoing estimate of the change in net income is based upon quarterly average balances.

Item 8. Financial Statements and Supplementary Data

See Part IV, “Item 15. Exhibits and Financial Statement Schedules," for the response to this item.

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

Since the Registrant is a limited partnership, it has no officers or directors. Mr. Davis P. Stowell, President of the General Partner, carries out the functions of the principal executive officer and the principal financial officer of the Partnership. Mr. Stowell has, as of the end of the period covered by this Annual Report on Form 10-K, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and has determined that such disclosure controls and procedures are effective at the reasonable assurance level. There have been no changes during the last fiscal quarter of 2006 that materially affected or are reasonably likely to affect internal controls over financial reporting. The Partnership does not believe any significant deficiencies or material weaknesses exist in its internal controls over financial reporting. Accordingly, no corrective actions have been taken.

Item 9B. Other Information

None.

[THE REST OF THIS PAGE IS BLANK]

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

General Partner

The Partnership has no officers or directors. Grace Property Management, Inc., the general partner, performs functions generally performed by officers and directors. Grace Property Management, Inc. is a Delaware corporation engaged in the business of real estate management, and has served as general partner since May 15, 1980.

Officers and Directors of the General Partner

Davis P. Stowell, 50, President and Director of the General Partner. Mr. Stowell has been President and a director of Grace Property Management, Inc. since 2003. He was Vice President of the General Partner from 1993 to 2003. He is also an officer of affiliates of Grace Property Management, Inc., most of which positions he has held since 1989.

Audit Committee of the General Partner

The General Partner has no committees, including an audit committee. The Board of Directors functions in the capacity of an audit committee. The Board of Directors of the General Partner has determined that Davis P. Stowell is an “audit committee financial expert” and that he is not “independent” as each such term is defined by the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires that reports of beneficial ownership of limited partnership units and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons.” The Partnership is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2006. To the Partnership’s knowledge, during the fiscal year ended December 31, 2006, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

In connection with its role as general partner of the Partnership, the General Partner has adopted a Code of Ethics that applies to each person who performs one or more of the following functions: principal executive officer, principal financial officer, and principal accounting officer or controller. There has been no change to or amendment of the Code of Ethics during 2006. The Partnership shall furnish, without charge, a copy of the Code of Ethics to any person who requests a copy in writing sent to the General Partner at the following address: Mr. Davis P. Stowell, President, Grace Property Management, Inc., 55 Brookville Road, Glen Head, NY 11545.

Item 11. Executive Compensation

The total compensation earned by the General Partner during each of the last three fiscal years ended December 31 is set forth in Table 6, below.

TABLE 6: SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	General Partner Fee [a]
Grace Property Management, Inc., General Partner	2006	$160,000
	2005	150,000
	2004	80,000

Notes:

[a]	Excludes payments made to affiliates of the General Partner as described in “Item 13. Certain Relationships and Related Transactions.”

During 2006, payments made by the Partnership to the General Partner totaled $232,500, representing general partner fees for the first, second, and third quarters of 2006 as well as the second, third, and fourth quarters of 2005. During 2005, payments made by the Partnership to the General Partner totaled $57,500, representing general partner fees for the first quarter of 2005 as well as the fourth quarter of 2004. During 2004, payments made by the Partnership to the General Partner totaled $80,000, representing general partner fees for the first three quarters of 2004 as well as the fourth quarter of 2003. As of December 31, 2006, general partner fees accrued but not paid to Grace Property Management, Inc. totaled $40,000, representing general partner fees for the fourth quarter of 2006. As of December 31, 2005, general partner fees accrued but not paid to Grace Property Management, Inc. totaled $112,500, representing general partner fees for the second, third, and fourth quarters of 2005. Such amount was paid during the first quarter of 2006. As of December 31, 2004, general partner fees accrued but not paid to Grace Property Management, Inc. totaled $20,000, representing general partner fees for the fourth quarter of 2004. Such amount was paid during the first quarter of 2005. The Partnership has no ongoing plan or arrangement with respect to future remuneration to Grace Property Management, Inc. other than to accrue interest (at an annual rate of 10%, compounded quarterly) on the unpaid balance when cash flow is insufficient to pay general partner fees.

As of December 31, 2006, the Partnership had a group life insurance plan in place covering the full-time employees of the Partnership located in Boiling Spring Lakes. The Partnership has no pension or profit sharing plan but does provide for incentive bonus compensation to its employees located in Boiling Spring Lakes for meeting or exceeding predesignated budget targets. The Partnership has no options, warrants, or appreciation rights outstanding. No Management person is indebted to the Partnership. Other than for accrued vacation and accrued travel and other expenses, the Partnership is not indebted to any of its employees.

See “Item 13. Certain Relationships and Related Transactions,” for other payments made to affiliates of the General Partner.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters

As of March 23, 2007, the Partnership has 1,811,562 partnership units issued and outstanding. Information as of March 23, 2007 concerning the number of partnership units beneficially owned by (1) the persons who, to the knowledge of Management, beneficially owned more than 5% of the units issued and outstanding on such date, (2) Grace Property Management, Inc., the General Partner, (3) each director of Grace Property Management, Inc., and (4) the directors and executive officers of Grace Property Management, Inc. as a group is set forth in Table 7, below.

TABLE 7: SECURITY OWNERSHIP
OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and Address of Beneficial Owner	Amount Beneficially Owned [a]		Percent of Class
US Bank Trust National Association, as trustee 141 North Main Avenue Suite 300 Sioux Falls, SD	316,403	[b]	17.5%
John S. Grace 55 Brookville Road Glen Head, NY	172,434	[c]	9.5%
Lorraine G. Grace 14 East 90th Street New York, NY	149,400	[d]	8.2%
MPF Flagship Fund 10, LLC; SCM Special Fund, LLC; and MPF-NY 2006, LLC c/o MacKenzie Patterson Fuller, LP 1640 School Street Moraga, CA	107,724	[e]	5.9%
Grace Property Management, Inc. [f]	25,100		1.4%
Davis P. Stowell [f]	—	[c]	—
All directors and officers of the General Partner as a group (1 person)	—	[c]	—

Notes:
[a]	Unless otherwise indicated, each of the persons named has sole voting and investment power.

[b]	Includes 109,173 units owned by the Grace Grandchildren Trust and 207,230 units owned by the Lorraine QTIP Trust, of which trusts US Bank Trust National Association is trustee.

[c]	Excludes 25,100 units owned by the General Partner.

[d]	Excludes 207,230 units owned by US Bank Trust National Association as trustee of the Lorraine QTIP Trust.

[e]	Information was obtained from a Schedule TO, Amendment No. 2, filed with the Securities and Exchange Commission on November 13, 2006 by the parties and certain of their affiliates.

[f]	Address is 55 Brookville Road, Glen Head, NY.

Equity Compensation Plan Information

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

For 2006, 2005, and 2004, the General Partner and its affiliates charged the Partnership for general partner fees, rent, consulting fees, legal services, and interest on unpaid balances at an annual rate of 10%, compounded quarterly, as set forth in Table 8, below. All of such charges have been provided for in the Partnership’s financial statements. Amounts paid by the Partnership to the General Partner and its affiliates during 2006, 2005 and 2004 reflect amounts previously accrued and unpaid. See “Item 11. Executive Compensation,” for information on general partner fees paid to the General Partner.

TABLE 8: CHARGES BY GENERAL PARTNER AND ITS AFFILIATES 2004 - 2006

	2006	2005	2004
General partner fee	$160,000	$150,000	$80,000
Rent for office space	19,000	18,000	15,000
Reimbursement of expenses	6,124	—	2,752

An affiliate of the General Partner charges the Partnership for office space used by officers of the General Partner. The amounts charged for 2006, 2005, and 2004 are set forth in Table 8, above. The amount paid by the Partnership during 2006 was $27,750, which represents rent for the first, second, and third quarters of 2006 as well as the second, third, and fourth quarters of 2005. The amount paid by the Partnership during 2005 was $8,250, which represents rent for the first quarter of 2005 as well as the last quarter of 2004. The amount paid by the Partnership during 2004 was $15,000, which represents rent for the first three quarters of 2004 as well as the last quarter of 2003. At December 31, 2006, the amount of accrued but unpaid rent was $4,750.

An affiliate of the General Partner is paid consulting fees in connection with the sale of the assets of Fox Squirrel/The Lakes. Such consulting fees are equal to 2½% of the gross purchase price paid in cash at the March 2001 closing and, thereafter, 2½% of the principal payments received by the Partnership on the Promissory Note. All of such consulting fees have been accrued on the Partnership’s financial statements and are paid as and when principal on the Promissory Note is received by the Partnership. Assuming that all future payments of principal are received in a timely manner, the Partnership will pay additional consulting fees to such affiliate of the General Partner of $124 in 2007, and $3,221 in 2008. Given the relatively minor amounts of each monthly payment prior to maturity, the Partnership will pay consulting fees to the affiliate of the General Partner semi-annually in arrears. Interest for late payments in respect of such quarterly payments of consulting fees has been waived.

Officers of the General Partner charge the Partnership for their out-of-pocket expenses incurred when traveling on Partnership business or otherwise incurred in connection with the Partnership. The amounts charged for and paid during 2006, 2005, and 2004 are set forth in Table 8, above. At March 23, 2007 and December 31, 2006, the Partnership owed nothing with respect to reimbursement of out-of-pocket expenses.

The General Partner and its affiliates charge the Partnership late fees on amounts not timely paid, with interest at an annual rate of 10%, compounded quarterly. No amounts were charged for 2006, 2005, and 2004.

Except for the preceding items, there were no transactions between the General Partner or its affiliates (including Management of the General Partner and their immediate families) and the Partnership during the fiscal year ended December 31, 2006 or thereafter. There were no other related party transactions and there existed no indebtedness to the Partnership from the General Partner or its affiliates (including Management of the General Partner and their immediate families).

Policies and Procedures

The General Partner has the ultimate authority to approve all related party transactions.

Director Independence

The Partnership has no directors. The General Partner performs functions generally performed by directors.

Item 14. Principal Accountant Fees and Services

Audit Fees

For each of the past three fiscal years, Lynch & Howard, P.A. has been engaged as the Partnership’s principal accountant to audit the Partnership’s annual financial statements and to review the financial statements that were included in the Partnership’s Quarterly Reports on Form 10-Q. Lynch & Howard, P.A. will also review the financial statements that will be included in the Partnership’s Quarterly Reports on Form 10-Q during 2007. As of December 31, 2006, the Partnership has not been billed by Lynch & Howard, P.A., with respect to its audit of the Partnership’s annual financial statements for the fiscal year ended December 31, 2006; however, the Partnership has accrued the fees that the Partnership expects to pay to Lynch & Howard, P.A. during 2007 in connection with such audit.

TABLE 9: AGGREGATE AMOUNTS BILLED BY PRINCIPAL ACCOUNTANTS 2004 - 2006

	2006	2005	2004
Audit fees	$21,500	$22,000	$21,000
Total	$21,500	$22,000	$21,000

Audit-Related Fees

There have been no billings in 2006, 2005, or 2004 for assurance and related services by the Partnership’s principal accountant that are reasonably related to the performance of the audit or review of financial statements that are not reported under “Audit Fees,” above.

Tax Fees

The Partnership relies upon the expertise of an accounting firm other than the principal accountant for tax compliance, tax advice, and tax planning. Therefore, there have been no billings in 2006, 2005, or 2004 for professional services rendered by the Partnership’s principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

There have been no billings in 2006, 2005, or 2004 for products or services rendered by the Partnership’s principal accountant other than as set forth under “Audit Fees,” above.

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

[THE REST OF THIS PAGE IS BLANK]

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The documents filed as part of this report are listed in the Index to Financial Statements set forth in Table 10, below.

TABLE 10: INDEX TO FINANCIAL STATEMENTS

Financial Statement Schedules

The financial statement schedules filed as part of this report are listed in the Index to Financial Statement Schedules set forth in Table 11, below. All other required supplemental financial schedules are either contained within the notes to the financial statements or are not applicable.

TABLE 11: INDEX TO FINANCIAL STATEMENT SCHEDULES

Document	Page
Report of Lynch & Howard, P.A., independent registered public accounting firm, on Financial Statement Schedules	69
Valuation and Qualifying Accounts	70
Real Estate and Accumulated Depreciation	71-72

Exhibits

A complete listing of exhibits, including those incorporated by reference, is shown on Table 12, below. All other exhibits are not applicable.

TABLE 12: LIST OF EXHIBITS

Exhibit No.	Description of Exhibit
3.1
The Limited Partnership Agreement of Reeves Telecom Associates sets forth the rights of unit holders. Such agreement was filed as Exhibit B to Amendment No.2 to the Partnership’s Registration Statement on Form S-14 dated March 28, 1980 (Registration No. 2-66452). [a]

10.1
Purchase and Sale Agreement between the Partnership, as seller, and WW-Golf & Services, LLC, as purchaser, dated October 18, 2000 relating to the sale of the assets of Fox Squirrel Country Club, with exhibits. Such agreement was filed as Exhibit 10.1 to Form 10-Q filed on November 14, 2000. [a]

10.2
Amendments No. 1 through 7 to the Purchase and Sale Agreement relating to the sale of the assets of Fox Squirrel Country Club. Such amendments were filed as Exhibit 10.4 to Form 10-K filed on March 29, 2001. [a]

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

10.6	Note Modification Agreement dated June 17, 2003 between WW-Golf & Services, LLC and the Partnership. Such agreement was filed as Exhibit 10.6 to Form 10-K filed on March 30, 2004. [a]

TABLE 12: LIST OF EXHIBITS (CONTINUED)

Exhibit No.	Description of Exhibit
10.7	Modification to Indemnification Agreement dated June 17, 2003 between the Partnership and WW-Golf & Services, LLC. Such agreement was filed as Exhibit 10.7 to Form 10-K filed on March 30, 2004. [a]

31.1	Rule 13a-14(a)/15d-14(a) Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	The Robert C. Cantwell IV, MAI appraisal of the Boiling Spring Lakes property dated as of December 31, 2005. Such appraisal was filed as Exhibit 99.1 to Form 10-K filed on March 30, 2006. [a]
Notes:
[a]	Incorporated herein by reference.

[THE REST OF THIS PAGE IS BLANK]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEVES TELECOM LIMITED PARTNERSHIP

Signatures		Title	Date

By:	Grace Property Management, Inc.	General Partner	March 30, 2007

By:	/s/ DAVIS P. STOWELL
Davis P. Stowell
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/s/ DAVIS P. STOWELL	President and Director of	March 30, 2007
	Davis P. Stowell	General Partner (Principal Executive Officer,
Principal Financial Officer, Principal Accounting Officer)

[THE REST OF THIS PAGE IS BLANK]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Reeves Telecom Limited Partnership
Boiling Spring Lakes, North Carolina

We have audited the accompanying balance sheets of Reeves Telecom Limited Partnership as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reeves Telecom Limited Partnership as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Lynch & Howard, P.A.
Raleigh, North Carolina

March 23, 2007

Exhibit A

REEVES TELECOM LIMITED PARTNERSHIP
Boiling Spring Lakes, North Carolina
BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
ASSETS
Cash	$339,318	$1,527,006
Accrued interest receivable	-	4,883
U.S. Treasury securities	3,331,269	1,979,948
Note receivable	133,769	138,303
Properties held for sale and property and equipment:
Properties held for sale	274,362	225,233
Sales property and equipment - net	243,434	176,489
	$4,322,152	$4,051,862
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Accounts payable and accrued expenses	$146,085	$216,050
Accrued expenses - affiliates	48,094	136,126
Total Liabilities	194,179	352,176

PARTNERS' CAPITAL:
Issued and outstanding 1,811,562 units at December 31, 2006
and at December 31, 2005	4,127,973	3,699,686

	$4,322,152	$4,051,862

The Notes to Financial Statements are an integral part of this statement.

Exhibit B

REEVES TELECOM LIMITED PARTNERSHIP
Boiling Spring Lakes, North Carolina
STATEMENTS OF OPERATIONS

	Years Ended December 31
	2006	2005	2004
REVENUES:
Property sales	$899,411	$2,487,651	$1,173,968
Other interest income and finance charges	172,537	74,908	20,984
Other revenue	23,668	4,501	-
Total Revenues	1,095,616	2,567,060	1,194,952
OPERATING EXPENSES:
Direct costs of property sold	11,070	163,091	41,062
Selling, general and administrative expenses	652,290	675,135	484,363
Depreciation	3,969	2,791	1,730
Total Operating Expenses	667,329	841,017	527,155

OPERATING INCOME	428,287	1,726,043	667,797
Rental income (loss) - net	-	(5,553)	1,267
NET INCOME	$428,287	$1,720,490	$669,064
Income per partnership unit	$0.24	$0.95	$0.37
Weighted average partnership units outstanding	1,811,562	1,811,685	1,812,062

The Notes to Financial Statements are an integral part of this statement.

Exhibit C

REEVES TELECOM LIMITED PARTNERSHIP
Boiling Spring Lakes, North Carolina
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	Years Ended December 31
	2006	2005	2004
Partners' capital at beginning of year	$3,699,686	$1,979,196	$1,310,132
Net income	428,287	1,720,490	669,064
Partners' capital at end of year	$4,127,973	$3,699,686	$1,979,196

The Notes to Financial Statements are an integral part of this statement.

Exhibit D

REEVES TELECOM LIMITED PARTNERSHIP
Boiling Spring Lakes, North Carolina
STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$428,287	$1,720,490	$669,064
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation	3,969	9,432	9,643
Unrealized gain on U.S. Treasury securities	(966)	(14,851)	(1,974)
Changes in operating assets and liabilities:
Prepaid and other assets	-	-	757
Accrued interest receivable	4,883	(4,883)	-
Property held for sale - net	(116,074)	119,010	39,647
Accounts payable and accrued expenses	(69,966)	60,652	40,289
Net Cash Provided By Operating Activities	250,133	1,889,850	757,426
INVESTING ACTIVITIES:
Purchase of land improvements and equipment	(3,968)	(9,036)	(80,641)
Principal payment on note receivable	4,534	4,154	3,808
Purchase of US Treasury securities	(6,743,828)	(1,965,097)	(292,976)
Proceeds from sale of US Treasury securities	5,393,473	294,950	-
Net Cash Used In Investing Activities	(1,349,789)	(1,675,029)	(369,809)
FINANCING ACTIVITIES:
Increase (decrease) in accrued expenses - affiliates	(88,032)	102,147	(96)
Net Cash Provided By (Used In) Financing Activities	(88,032)	102,147	(96)
NET INCREASE (DECREASE) IN CASH	(1,187,688)	316,968	387,521
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,527,006	1,210,038	822,517
CASH AND CASH EQUIVALENTS - END OF YEAR	$339,318	$1,527,006	$1,210,038

The Notes to Financial Statements are an integral part of this statement.

REEVES TELECOM LIMITED PARTNERSHIP
Boiling Spring Lakes, North Carolina
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

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
December 31, 2006 and 2005

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
December 31, 2006 and 2005

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

Advertising Costs

Advertising costs of $7,894, $7,107 and $10,964 were expensed as incurred during the years ended December 31, 2006, 2005 and 2004, respectively.

Reclassifications

The 2005 financial statements contain reclassifications to conform to the 2006 presentation. These reclassifications had no effect on previously reported net income or partners’ capital.

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

A summary of properties held for sale and property and equipment at December 31, 2006 and 2005 is as follows:

REEVES TELECOM LIMITED PARTNERSHIP
Boiling Spring Lakes, North Carolina
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

(3)	PROPERTIES HELD FOR SALE AND PROPERTY AND EQUIPMENT - Continued

	2006	2005
Properties held for sale:
Boiling Spring Lakes land held for sale	$832,863	$787,302
Less: Valuation allowance	(558,501)	(562,069)

Total Properties Held for Sale	274,362	225,233

Sales property and equipment:
Land and land improvements	246,150	175,236
Buildings	58,301	58,301
Equipment	10,184	10,184
	314,635	243,721
Less: Accumulated depreciation	(71,201)	(67,232)

Total Sales Property and Equipment - Net	243,434	176,489

Total Properties Held for Sale and Property and
Equipment - Net	$517,796	$401,722

REEVES TELECOM LIMITED PARTNERSHIP
Boiling Spring Lakes, North Carolina
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

(4)	INVESTMENTS

Investments consist of debt instruments that are direct obligations of or guaranteed by the U.S. government recorded at cost. The fair market value of the investments may fluctuate depending on changes in interest rates. Fair market value at December 31, 2006 and 2005 was $3,331,269 and $1,979,948, respectively. At December 31, 2006, 2005 and 2004, the net unrealized gains were $966, $14,851 and $1,974, respectively. Cost at December 31, 2006 and 2005 was $3,330,302 and $1,965,097, respectively.

Investments recorded in cash and cash equivalents were $0 and $1,196,978 for December 31, 2006 and 2005, respectively.

These unrealized gains would be realized if the investments were sold before the maturity date. It is the policy of the Partnership to hold the investments to maturity, resulting in no realized gain or loss.

(5)	ACCRUED EXPENSES - AFFILIATES

A summary of accrued expenses owed to affiliates at December 31, 2006 and 2005 is as follows:

	2006	2005
General Partner's fees	$40,000	$112,500
Rent	4,750	13,500
Fees to a former general partner	-	6,668
Consulting fee	3,344	3,458

	$48,094	$136,126

General Partner’s fees represent amounts owed to the General Partner. Rent represents amounts owed to certain affiliates of the General Partner. From time to time the General Partner and its affiliates charge the Partnership interest on amounts owed to them. See Note 6 for additional information regarding related party transactions.

REEVES TELECOM LIMITED PARTNERSHIP
Boiling Spring Lakes, North Carolina
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

(6)	RELATED PARTY TRANSACTIONS

The General Partner and its affiliates charged the Partnership for services and office space for the years ended December 31, 2006, 2005 and 2004 as follows:

	2006	2005	2004

General Partner fees	$160,000	$150,000	$80,000
Office space	19,000	18,000	15,000
Reimbursement of other expenses	6,124	-	-
Reimbursement of travel expenses	-	-	2,752

	$185,124	$168,000	$97,752

(7)	INCOME TAXES

No provision has been made for federal income taxes since income or loss is includable in the partners’ returns as they report to tax authorities in their respective capacities as partners. During 2006, 2005 and 2004, the Partnership expensed $150,304, $55,050 and $23,025, respectively, of state income taxes paid. Management believes that the administrative cost of allocating such liability among the partners would be time consuming and complex. Management, therefore, elected to pay such taxes, and reduce each partner’s pro rata share of income.

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
December 31, 2006 and 2005

(8)	FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

U.S. Treasury Securities

The fair value of the U.S. Treasury securities has been estimated at the quoted market price. The fair value of the U.S. Treasury securities at December 31, 2006 and 2005 was estimated to be $3,331,269 and $1,979,948, respectively.

Note Receivable

The fair value of the note receivable has been estimated by discounting the future cash flows using the rate the Partnership would expect to receive on similar type instruments. The note was modified on June 17, 2003 and a current interest rate was negotiated. The fair value of the note receivable at December 31, 2006 and 2005 was estimated to be $133,769 and $138,303, respectively.

(9)	DISPOSAL OF BUSINESS SEGMENT / NOTE RECEIVABLE

The Partnership closed a sale agreement for Fox Squirrel Country Club on March 9, 2001. Under the agreement, the Partnership received $150,000 in cash and a note for $712,500. The note required monthly payments of $6,641 including interest at 9.75% per annum and maturing on March 9, 2004. The note is collateralized by a first mortgage on the golf club. On June 17, 2003, the note was modified and the Partnership received an additional principal payment of $534,748. The Partnership subordinated its lien priority on the assets sold to a bank. Under the modified terms of the note, monthly payments are $1,371 including interest at the greater of 8.75% or FNB Southeast’s prime interest rate plus 2%. The note requires a balloon payment of $125,459 due July 15, 2008. The remaining balance on the note receivable as of December 31, 2006 and 2005 was $133,769 and $138,303, respectively.

REEVES TELECOM LIMITED PARTNERSHIP
Boiling Spring Lakes, North Carolina
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

(10)	COMMITMENTS AND CONTINGENT LIABILITIES

Contamination From Underground Storage Tank

On March 9, 2001, the Partnership sold Fox Squirrel Country Club which contained contamination from an underground storage tank. The Partnership believes that all remediation work had been completed as of December 31, 2001 although the North Carolina Department of Environment and Natural Resources (“NCDENR”) required the Partnership to continue monitoring and testing the subsurface groundwater. In a letter dated May 4, 2004, NCDENR issued the final closing letter releasing the Partnership from future monitoring and testing.

Dam Repairs

The Partnership is responsible for the maintenance and repair of an earthen dam designed to retain water in one of the lakes. The dam was breeched approximately ten years ago and the Partnership has spent approximately $184,000 in repairs. The Partnership intends to deed the dam to the City of Boiling Spring Lakes but the city has required additional repairs before accepting ownership. The Partnership spent approximately $71,000 in repairs during 2006. The Partnership does not believe that any additional cost will be material.

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

Environmental Matters

The Partnership is subject to various federal, state and local laws, ordinances and regulations regarding environmental matters. The Partnership may be required to investigate and clean up hazardous or toxic substances or petroleum product releases on land currently or formerly owned by it, and may be liable to a governmental entity or to third parties for property damage and the cost of investigation, removal and decontamination incurred by such parties. The penalty may be imposed whether or not the Partnership was aware, or responsible for, the hazardous or toxic substances, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, removal and decontamination of substances could be substantial. If such substances are found on land currently owned by the Partnership, or there is a failure to properly remove

REEVES TELECOM LIMITED PARTNERSHIP
Boiling Spring Lakes, North Carolina
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

(10)	COMMITMENTS AND CONTINGENT LIABILITIES - Continued

Environmental Matters - Continued

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

The red-cockaded woodpecker is one endangered species known to inhabit portions of Boiling Spring Lakes. During 2006, the U.S. Fish and Wildlife Service undertook certain initiatives to preserve the habitat of the endangered woodpecker, and for a portion of 2006 the City of Boiling Spring Lakes temporarily ceased issuing building permits altogether for land in the proximity of a known or suspected nesting site.

The Partnership has not made any representations or warranties to buyers of land as to the red-cockaded woodpecker or to protected or endangered species generally. Nevertheless, it is reasonably possible that one or more such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the presence of protected or endangered species on or near the land or to restrictions on issuing building permits designed to preserve the habitat of protected or endangered species, preventing such buyer from utilizing the land in the matter intended. If any litigation is instituted seeking compensation or rescission due to endangered and protected species, the Partnership believes that it would prevail on the merits. As of the date of this report, there is no pending litigation, and the Partnership is not aware of any potential claims or actions relating to these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

REEVES TELECOM LIMITED PARTNERSHIP
Boiling Spring Lakes, North Carolina
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

Water Level of Lakes

The Partnership believes that the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership. The Partnership’s ability to sell land at its asking prices would be adversely affected if the water level in the lakes was substantially below normal for any length of time. Due to protracted drought or near-drought conditions for several years up to late 2002, nearly all the lakes within the City of Boiling Spring Lakes had a water level that was substantially below normal. These conditions resulted in a lowering of the water table, and sinkholes developed in the bed of Boiling Spring Lake, the largest lake in the community. Remedial measures taken by the city combined with heavy precipitation during the fourth quarter of 2002 solved the problem and filled the lakes to approximately normal levels. The Partnership has not made any representations or warranties to buyers of land as to the water level in the lakes. Nevertheless, it is reasonably possible that one or more of such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the water level of the lakes being substantially below normal, whether due to damage to the dam, protracted drought conditions, or otherwise. If any litigation is instituted seeking compensation or rescission, the Partnership believes that it would prevail on the merits, but the cost of defending such litigation may be substantial. As of the date of this report, there is no pending litigation, and the Partnership is not aware of any potential claims or actions in these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

Building and Maintaining Roads

The Partnership is responsible for maintaining certain roads, most of which are unpaved, and certain road rights-of-way within the City of Boiling Spring Lakes. The Partnership may complete some or all of the roads, but there is no contractual obligation to do so. The Partnership has not set aside any money or entered into any bond, escrow, or trust agreement to assure completion of the roads. It may difficult or impossible for the Partnership to sell lots located on uncompleted roads. The City of Boiling Spring Lakes will not assume any road that is not paved with asphalt, and the City need not assume any paved road. Accordingly, unless and until the Partnership completes a road and has it paved with asphalt, and the road has been assumed by the City, the Partnership will be responsible for maintaining such road and the right-of-way. Since 2001, the Partnership has spent approximately $117,000 for rocking and paving roads. The failure by the Partnership to provide proper maintenance of the roads and rights-of-way which have not been assumed by the City may subject the Partnership to substantially greater risk of litigation from persons adversely affected by such failure. If such litigation were to be initiated, management believes that the Partnership would prevail but that the cost of defending the case could be material, and should the Partnership not prevail, the cost of building any such road could be material.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULES

To the Partners
Reeves Telecom Limited Partnership
Boiling Spring Lakes, North Carolina

Our audit of the financial statements of Reeves Telecom Limited Partnership as of December 31, 2006 and 2005 and for the years then ended as referred to in our report dated March 23, 2007, and appearing on page F-1 of this Form 10-K, also included an audit of the financial statement schedules listed in Item 15 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements referred to above.

/s/ Lynch & Howard, P.A.
Raleigh, North Carolina

March 23, 2007

REEVES TELECOM LIMITED PARTNERSHIP

SCHEDULE I
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Changes	Balance
	Beginning	Costs and		Add	at End
	of Period	Expenses	Deductions	(Deduct)	of Period
For year ended December 31, 2006	$562,069	$-	$(3,568)	$-	$558,501
RE valuation allowance
For year ended December 31, 2005	$548,240	$-	$(36,214)	$50,043	$562,069
RE valuation allowance
For year ended December 31, 2004	$560,404	$-	$(12,164)	$-	$548,240
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

REEVES TELECOM LIMITED PARTNERSHIP

SCHEDULE II
REAL ESTATE AND ACCUMULATED DEPRECIATION

Life Upon
Which
			Cost	Gross				Depreciation
			Capitalized	Amount				in Latest
		Initial Cost	Subsequent	Carried at		Net		Income
		to	to	End of	Accumulated	Book	Date of	Statement
Description	Encumbrances	Partnership	Acquisition	Period	Depreciation	Value	Acquisition	is Computed
Boiling Spring Lakes, NC:
Building lots and land	$-	$563,751	$269,112	$832,863	$-	$832,863	May 1980	N/A
Improved lot held for resale	-	-	-	-	-	-

	$-	$563,751	$269,112	$832,863	$-	$832,863

NOTES:

(1)    All building lots and land held for sale are unimproved.

(2)   The amounts shown for building lots, land and improved lot held for resale in Boiling Spring Lakes do not reflect valuation allowance of $558,501 at December 31, 2006. See Schedule I, "Valuation and Qualifying Accounts." The valuation allowance, established in previous years to reduce the carrying  value of the Partnership's land in Boiling Spring Lakes to approximate market value, is reviewed from time to time to determine its adequacy and is reduced as land is sold.

REEVES TELECOM LIMITED PARTNERSHIP

SCHEDULE II - CONTINUED
RECONCILIATION OF GROSS AND NET BOOK VALUE

	Gross		Net
	Book	Accumulated	Book
	Value	Depreciation	Value
Year Ended December 31, 2006:
Balance at beginning of period	$787,302	$-	$787,302
Additions during period:
Acquisitions	-	-	-
Improvements	56,631	-	56,631
Deductions during period:
Cost of real estate sold	(11,070)	-	(11,070)
Balance at end of period	$832,863	$-	$832,863

Year Ended December 31, 2005:
Balance at beginning of period	$914,243	$(15,826)	$898,417
Additions during period:
Acquisitions	52,225	-	52,225
Improvements	41,034	-	41,034
Deductions during period:
Cost of real estate sold	(220,200)	15,826	(204,374)
Balance at end of period	$787,302	$-	$787,302

Year Ended December 31, 2004:
Balance at beginning of period	$896,160	$(7,913)	$888,247
Additions during period:
Acquisitions	-	-	-
Improvements	69,887	-	69,887
Deductions during period:
Cost of real estate sold	(51,804)	(7,913)	(59,717)
Balance at end of period	$914,243	$(15,826)	$898,417

NOTE:

(1)	Cost of real estate sold does not reflect valuation allowances. See Schedule I, "Valuation and Qualifying Accounts."