Form 10-Q
period 2007-03-31
REEVES TELECOM LTD PARTNERSHIP
filed 2007-05-15
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _______________________

Commission file number: 000-9305

REEVES TELECOM LIMITED PARTNERSHIP
(Exact Name of Registrant as Specified in its Charter)

South Carolina	57-0700063
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

c/o Grace Property Management, Inc., 55 Brookville Road, Glen Head, New York 11545
(Address of Principal Executive Offices) (Zip Code)

(516) 686-2201
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

REEVES TELECOM LIMITED PARTNERSHIP

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets

Cash and equivalents	$290,445	$339,318
U.S. Treasury securities	3,371,853	3,331,269
Note receivable	132,573	133,769
Properties held for sale and property and equipment:
Properties held for sale	284,034	274,362
Property and equipment, net	242,441	243,434
Total Assets	$4,321,346	$4,322,152

Liabilities and Partners' Capital

Accounts payable and accrued expenses	$55,892	$146,085
Accrued expenses - affiliates	48,094	48,094
Total Liabilities	103,986	194,179
Commitments and contingencies
Partners' capital	4,217,360	4,127,973
Total Liabilities and Partners' Capital	$4,321,346	$4,322,152

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006

Operating revenues:
Property sales	$156,531	$577,400
Interest income	44,811	23,220
Other income	74	6,387
Total operating revenues	201,416	607,007

Operating costs and expenses:
Direct costs of property sold	4,026	9,547
Selling, general and administrative expenses	107,011	108,163
Depreciation	992	992
Total operating costs and expenses	112,029	118,702

Net income	89,387	488,305

Partners' capital at beginning of period	4,127,973	3,699,686

Partners' capital at end of period	$4,217,360	$4,187,991

Income per partnership unit	$0.05	$0.27

Weighted average partnership units issued and outstanding	1,811,562	1,811,562

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,387	$488,305
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation	992	992
Accretion of interest	—	(1,104)
Change in assets and liabilities:
Prepaid and other current assets	—	(5,546)
Property held for sale, net	(9,672)	9,547
Accounts payable and accrued expenses	(90,193)	(137,592)
Net cash (used in) provided by operating activities	(9,486)	354,602

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on note receivable	1,196	1,097
Purchase of U.S. Treasury securities	(1,462,583)	—
Proceeds from sale of U.S. Treasury securities	1,422,000	—
Net cash (used in) provided by investing activities	(39,387)	1,097

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in accrued expenses, affiliates	—	(81,250)
Net cash (used in) financing activities	—	(81,250)

NET (DECREASE) INCREASE IN CASH	(48,873)	274,449

CASH BALANCE - BEGINNING	339,318	1,527,006

CASH BALANCE - ENDING	$290,445	$1,801,455

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

The remaining assets of the Partnership are primarily land held for sale, note receivable, U.S. Treasury securities and cash. The cash was generated primarily from real estate sales including the sale of the golf club. During the first quarter of 2001, the Partnership sold the golf club.

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

Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership’s results of operations and financial condition have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on April 2, 2007.

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

Significant Concentrations of Credit Risk

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

The Partnership closed a sale agreement for Fox Squirrel Country Club on March 9, 2001. Under the agreement, the Partnership received $150,000 in cash and a note for $712,500. The note required monthly payments of $6,641 including interest at 9.75% per annum and maturing on March 9, 2004. The note is collateralized by a first mortgage on the golf club. On June 17, 2003, the note was modified and the Partnership received an additional principal payment of $534,748. The Partnership subordinated its lien priority on the assets sold to a bank. Under the modified terms of the note, monthly payments are $1,371 including interest at the greater of 8.75% or FNB Southeast’s prime interest rate plus 2%. The note requires a balloon payment of $125,459 due July 15, 2008. The remaining balance on the note receivable as of March 31, 2007 and December 31, 2006 was $132,573 and $133,769, respectively.

NOTE 4.	RECLASSIFICATION

Certain reclassifications have been made in the prior periods to conform to the current year presentation. These reclassifications have no effect on net income or partners’ capital of the prior periods.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

Dam Repairs

The Partnership is responsible for the maintenance and repair of a dam designed to retain water in one of the lakes. The dam was breeched and partially washed out following a severe storm in 1996. The Partnership has spent a total of approximately $184,000 in repairs. The Partnership intends to deed the dam to the City of Boiling Spring Lakes but the city has required additional repairs before accepting ownership. The Partnership does not believe that any additional cost will be material.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Endangered / Protected Species

Portions of Boiling Spring Lakes and the surrounding area are known as or believed to be the habitat of various species of flora and fauna which have been identified as endangered or protected species. Development of the Partnership’s land is subject to various laws and regulations intended to limit disturbance of endangered and protected species.

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

The Partnership’s land sale contracts state that the land being sold may be inhabited by protected or endangered species but the Partnership has not made any representations or warranties to buyers of land as to protected or endangered species. Nevertheless, it is reasonably possible that one or more such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the presence of protected or endangered species on or near the land, allegedly preventing such buyer from utilizing the land in the matter intended. If any litigation is instituted seeking compensation or rescission due to endangered and protected species, the Partnership believes that it would prevail on the merits but the cost of defending such litigation may by substantial. As of the date of this report, there is no pending litigation and the Partnership is not aware of any potential claims or actions relating to these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Water Level of Lakes

The Partnership believes that the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership. The Partnership’s ability to sell land at its asking prices would be adversely affected to the extent that the water level in the lakes is substantially below normal for any length of time. Due to protracted drought or near-drought conditions for several years up to late 2002, nearly all the lakes within the City of Boiling Spring Lakes had a water level that was substantially below normal. These conditions resulted in a lowering of the water table, and sinkholes developed in the bed of Boiling Spring Lake, the largest lake in the community. Remedial measures taken by the city combined with heavy precipitation during the fourth quarter of 2002 appear to have solved the problem and filled the lakes to approximately normal levels. During the first three months of 2007, water levels in Boiling Spring Lake have been two to three feet below normal due, in part, to dam repair work that should be completed during 2007, and due, in part, to drought conditions in the area. The Partnership has not made any representations or warranties to buyers of land as to the water level in the lakes. Nevertheless, it is reasonably possible that one or more of such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the water level of the lakes being substantially below normal, whether due to damage to a dam, protracted drought conditions, or otherwise. If any litigation is instituted seeking compensation or rescission, the Partnership believes that it would prevail on the merits but the cost of defending such litigation may be substantial. As of the date of this report, there is no pending litigation and the Partnership is not aware of any potential claims or actions in these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

Building and Maintaining Roads

The Partnership is responsible for maintaining certain roads, most of which are unpaved, and certain road rights-of-way within the City of Boiling Spring Lakes. The Partnership may complete some or all of the roads, or a portion of some or all of the roads, but there is no contractual obligation to do so. The Partnership has not set aside any money or entered into any bond, escrow, or trust agreement to assure completion of the roads. It may be difficult or impossible for the Partnership to sell lots located on uncompleted roads. The City of Boiling Spring Lakes will not assume any road that is not paved with asphalt, and the City need not assume any paved road. Accordingly, unless and until the Partnership completes a road and has it paved with asphalt, and the road has been assumed by the City, the Partnership will be responsible for maintaining such road and the right-of-way. Since 2001, the Partnership has spent over $117,000 for rocking and paving roads. The failure by the Partnership to provide proper maintenance of the roads and rights-of-way which have not been assumed by the City may subject the Partnership to substantially greater risk of litigation from persons adversely affected by such failure. If such litigation were to be initiated, management believes that the Partnership would prevail but that the cost of defending the case could be material, and should the Partnership not prevail, the cost of building any such road could be material.

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

Readers are cautioned not to place undue reliance upon these forward-looking statements, which reflect Management’s analysis only as to the date hereof. Readers should carefully review the risk factors described in Part I, Item 1A, “Risk Factors” within the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on April 2, 2007; the footnotes to the financial statements contained in this quarterly report; and other documents the Partnership has filed and from time to time will file with the Securities and Exchange Commission which could cause the Partnership’s actual results to differ materially from those in these forward-looking statements. The Partnership undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

REEVES TELECOM LIMITED PARTNERSHIP

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

• Revenue

Property Sales

Revenue from property sales, and the amount and type of property sold for the three months ended March 31, 2007 and March 31, 2006 are set forth in the table below.

	Three Months Ended March 31,
	2007	2006

PROPERTY SOLD
Individual undeveloped lots	5	19

REVENUE
Individual undeveloped lots	$156,531	$577,400
Total revenue	$156,531	$577,400

The Partnership sold five individual undeveloped lots during the three months ended March 31, 2007, compared to 19 such lots during the three months ended March 31, 2006. Management attributes the 74% decline primarily to Fish and Wildlife’s increased efforts, beginning in April 2006, to protect the habitat of the red-cockaded woodpecker. Revenue from the sale of individual developed lots declined 73%, reflecting the decrease in the number of lots sold. The average sales price per lot for the first quarter of 2007 and 2006 was $31,306 and $30,389, respectively. The average sales price per lot reflects the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots which are not suitable for on-site septic systems.

During the three months ended March 31, 2007 and the three months ended March 31, 2006, the Partnership sold no commercial land or unplatted woodland tracts. The Partnership experiences great volatility in sales of such types of property from year to year as to revenue and amount of land sold, and often the Partnership records no sales of such properties in a fiscal year.

Interest Income

Interest income increased 93%. Management attributes the increase, in part, to somewhat higher interest rates on U.S. Treasury securities in which the Partnership has been invested and, in part, to the types of U.S. Treasury securities involved. For financial reporting purposes, U.S. Treasury securities having a maturity at the time of purchase of greater than 91 days are treated as short-term investments, and interest on such securities is accrued during the life of the security, and U.S. Treasury securities having a maturity at the time of purchase of 91 days or less are treated as cash equivalents, and interest on such securities is recorded at maturity. For the three months ended March 31, 2007, the Partnership’s investments in U.S. Treasury securities totaled $3,371,853, and 100% of such amount was invested in securities having a maturity at the time of purchase of more than 91 days, whereas for three months ended March 31, 2006, the Partnership’s investments in U.S. Treasury securities totaled $3,331,269, and 36% of such amount was invested in securities having a maturity at the time of purchase of 91 days or less.

REEVES TELECOM LIMITED PARTNERSHIP

• Direct Costs of Property Sold

Direct costs of property sold for the three months ended March 31, 2007 were $4,026, compared to $9,547 for the same period of 2006. Management attributes the 58% decrease in costs primarily to the decline in the number of lots sold.

• Selling, General and Administrative Expenses

Selling, general and administrative expenses were $107,011 for the three months ended March 31, 2007, compared to $108,163 for the same period of 2006, for a net decrease of 1%. The significant changes among the principal components of selling, general and administrative expenses are as follows:

Legal Expenses

The Partnership incurred $4,485 in legal expenses for the three months ended March 31, 2006, primarily in connection with a “mini-tender” for the Partnership’s limited partnership units. A “mini-tender” is a cash tender offer in which the offeror seeks to acquire not more than 5% of the outstanding securities of an issuer, including securities he already owns. No such legal expenses were incurred during the three months ended March 31, 2007.

Miscellaneous Expenses

The Partnership incurred $26,416 in miscellaneous expenses for the three months ended March 31, 2007, compared to $4,533 in such expenses for the same period of 2006. Management attributes the 483% increase primarily to the expenditure in 2007 of $24,915 in connection with studies involving, and consultants’ work relating to, alternatives for addressing Fish & Wildlife’s concerns about protecting the habitat of the red-cockaded woodpecker on and in proximity to land owned by the Partnership.

REEVES TELECOM LIMITED PARTNERSHIP

• Depreciation

Depreciation for the three months ended March 31, 2007 was $992, unchanged from the three months ended March 31, 2006. The lack of change is due to the fact that the Partnership acquired no new depreciable assets during 2006.

Liquidity

• General

At March 31, 2007, the Partnership had $290,445 in cash and cash equivalents, and $3,371,853 invested in U.S. Treasury securities having a maturity of less than two years. There was no long-term debt.

Until an estimate can be made with some degree of certainty as to the costs the Partnership will have to bear for the future installation of water distribution and sewer lines, Management expects to continue investing some portion of the Partnership’s cash balances in U.S. Treasury securities having a maturity of less than two years to provide the Partnership with some liquidity to meet the assessments for such costs.

 • Cash Flows from Operating Activities

Operating activities used $9,486 of net cash during the first three months of 2007, compared to $354,602 of net cash provided by operating activities during the same period of 2006. Management attributes the change primarily to the decrease in revenue from property sales for the first three months of 2007 from the same period of 2006.

 • Cash Flows from Investing Activities

Investing activities used $39,387 of net cash during the first three months of 2007, compared to $1,097 of net cash provided by investing activities during the same period of 2006. Investing activities for the first three months of 2007 included collection of principal on the note receivable and the purchase and sale of U.S. Treasury securities having a maturity at the time of purchase of greater than 91 days. Investing activities for the first three months of 2006 included only the collection of principal on the note receivable, since during that period the Partnership had no transactions involving U.S. Treasury securities having a maturity at the time of purchase of greater than 91 days.

REEVES TELECOM LIMITED PARTNERSHIP

 • Cash Flows from Financing Activities

The Partnership had no financing activities during the three months ended March 31, 2007. For the three months ended March 31, 2006, financing activities used $81,250 of net cash. The change is primarily attributable to the payment during the first three months of 2006 of accrued expenses owed to affiliates.

• Long-term Debt

The Partnership had no long-term debt outstanding during 2007 or 2006.

• No Distributions to Partners Planned; Future Investments

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

REEVES TELECOM LIMITED PARTNERSHIP

Throughout the balance of 2007 and in 2008, the Partnership may make one or more real estate-related investments in and around Boiling Spring Lakes with a view towards enhancing the value of the Partnership’s assets. The Partnership may utilize its own cash balances as well as seek to borrow from local financial institutions or others to fund such investment(s). Management expects that any effort to obtain financing will be successful but there can be no assurances that the Partnership will be able to obtain borrowed funds on acceptable terms or at all. Management will evaluate and determine on a continuing basis, depending upon market conditions and other factors the General Partner deems relevant, the most efficient and practical use of the Partnership’s cash.

Off Balance Sheet Arrangements

The Partnership does not utilize off balance sheet arrangements, and there were none during the first three months of 2007 or 2006.

REEVES TELECOM LIMITED PARTNERSHIP

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

The Partnership’s interest-bearing assets at March 31, 2007 are as follows:

•
Cash, substantially all of which is deposited at a local financial institution. The interest rate earned on the cash balance is variable. During the first quarter of 2007, cash balances averaged $314,199.

•
U.S. Treasury securities. The Partnership invests in three-month and six-month Treasury Bills, Treasury Notes having a maturity of less than two years, and zero coupon instruments available through the U.S. Treasury’s STRIPS program having a maturity of less than two years. All of such investments are intended to be held to maturity. The interest rates earned on Treasury Bills, Treasury Notes, and Treasury STRIPS are set at the time of purchase. The interest rate earned on a bill, note, or STRIPS that matures may be different from that of a new bill, note, or STRIPS in which the proceeds are reinvested. During the first quarter of 2007, average invested balances were $3,312,067 for Treasury Bills, and $0 for Treasury Notes, and Treasury STRIPS.

•
The note receivable from the buyer of the assets of Fox Squirrel Country Club, now known as The Lakes Country Club (“Fox Squirrel/The Lakes”). The annual interest rate on the note is equal to the higher of (i) 8.75% and (ii) 2% over a local bank’s prime rate. During the first quarter of 2007, the interest rate has not exceeded 8.75%.

Had the average level of interest rates during the three months ended March 31, 2007 been higher or lower by 100 basis points or one percent (1%), the Partnership would have earned approximately $8,882 more or less, in interest income based upon average quarterly balances.

As of March 31, 2007, U.S. Treasury Bills with a maturity of more than three months and Treasury Notes are stated on the Partnership’s balance sheet at their cost, which approximates market. Accreted interest is treated as interest income.

REEVES TELECOM LIMITED PARTNERSHIP

As of March 31, 2007, the note receivable from the buyer of the assets of Fox Squirrel/The Lakes was stated on the Partnership’s balance sheet at $132,573, the principal amount of the note receivable, which approximates its market value. The interest rate on the note receivable cannot decline below 8.75% and will increase to 2% above the borrower’s principal bank’s prime rate if the bank’s prime rate were to exceed 6.75%. This note receivable, like all variable rate instruments, is largely insulated from interest rate risk, and will not decline in value if market interest rates increase; however, should interest rates decline from what are already historically low rates, the market value of the note receivable will likely increase. A hypothetical 100 basis point (1%) increase or decrease in market interest rates from levels at March 31, 2007 would not cause the fair value of the note receivable to change by a material amount.

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

Since the Registrant is a limited partnership, it has no officers or directors. Mr. Davis P. Stowell, President of the General Partner, carries out the functions of the principal executive officer and the principal financial officer of the Partnership. Mr. Stowell has, as of the end of the period covered by this quarterly report on Form 10-Q, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and has determined that such disclosure controls and procedures are effective at the reasonable assurance level. There have been no changes during the first fiscal quarter of 2007 that materially affected or are reasonably likely to affect internal controls over financial reporting. The Partnership does not believe any significant deficiencies or material weaknesses exist in its internal controls over financial reporting. Accordingly, no corrective actions have been taken.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit 31	Rule 13a-14/15d-14(a) Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

*	Exhibit 32 is to be treated as “furnished” rather than “filed” as part of this report.

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
Date: May 14, 2007