Form 10-Q
period 2007-06-30
REEVES TELECOM LTD PARTNERSHIP
filed 2007-08-14
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

REEVES TELECOM LIMITED PARTNERSHIP

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets

Cash and equivalents	$429,095	$339,318
U.S. Treasury securities	3,414,483	3,331,269
Note receivable	131,350	133,769
Properties held for sale and property and equipment:
Properties held for sale	329,208	274,362
Property and equipment, net	241,449	243,434
Total Assets	$4,545,585	$4,322,152

Liabilities and Partners’ Capital

Accounts payable and accrued expenses	$66,731	$146,085
Accrued expenses - affiliates	48,094	48,094
Total Liabilities	114,825	194,179
Commitments and contingencies
Partners’ capital	4,430,760	4,127,973
Total Liabilities and Partners’ Capital	$4,545,585	$4,322,152

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	2007	2006

Operating revenues:
Property sales	$343,225	$285,288
Interest income	48,178	46,733
Other income	115	52
Total operating revenues	391,518	332,073

Operating costs and expenses:
Direct costs of property sold	10,573	701
Selling, general and administrative expenses	166,552	240,300
Depreciation	993	993
Total operating costs and expenses	178,118	241,994

Net income	213,400	90,079

Partners’ capital at beginning of period	4,127,360	4,187,991

Partners’ capital at end of period	$4,430,760	$4,278,070

Income per partnership unit	$0.12	$0.05

Weighted average partnership units issued and outstanding	1,811,562	1,811,562

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	2007	2006

Operating revenues:
Property sales	$499,756	$862,689
Interest income	92,989	69,952
Other income	189	6,439
Total operating revenues	592,934	939,080

Operating costs and expenses:
Direct costs of property sold	14,599	10,248
Selling, general and administrative expenses	273,563	348,463
Depreciation	1,985	1,985
Total operating costs and expenses	290,147	360,696

Net income	302,787	578,384

Partners’ capital at beginning of period	4,127,973	3,699,686

Partners’ capital at end of period	$4,430,760	$4,278,070

Income per partnership unit	$0.17	$0.32

Weighted average partnership units issued and outstanding	1,811,562	1,811,562

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$302,787	$578,384
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,985	1,985
Accretion of interest	—	(2,219)
Change in assets and liabilities:
Prepaid and other current assets	—	739
Property held for sale, net	(54,847)	7,048
Accounts payable and accrued expenses	(79,354)	(156,288)
Net cash provided by operating activities	170,571	429,649

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on note receivable	2,419	2,218
Purchase of U.S. Treasury securities	(2,032,213)	—
Proceeds from sale of U.S. Treasury securities	1,949,000	—
Increase in sales property and equipment, net	—	(70,915)
Net cash used in investing activities	(80,794)	(68,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in accrued expenses, affiliates	—	(81,306)
Net cash used in financing activities	—	(81,306)

NET INCREASE IN CASH	89,777	279,646

CASH BALANCE - BEGINNING	339,318	1,527,006

CASH BALANCE - ENDING	$429,095	$1,806,652

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

The remaining assets of the Partnership are primarily land held for sale, a note receivable, U.S. Treasury securities, and cash. The cash was generated primarily from real estate sales including the sale of the golf club discussed in Note 3. During the first quarter of 2001, the Partnership sold the golf club.

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

Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership’s results of operations and financial condition have been included. Operating results for the three month and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on April 2, 2007.

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

The Partnership closed a sale agreement for Fox Squirrel Country Club on March 9, 2001. Under the agreement, the Partnership received $150,000 in cash and a note for $712,500. The note required monthly payments of $6,641 including interest at 9.75% per annum and maturing on March 9, 2004. The note is collateralized by a first mortgage on the golf club. On June 17, 2003, the note was modified and the Partnership received an additional principal payment of $534,748. The Partnership subordinated its lien priority on the assets sold to a bank. Under the modified terms of the note, monthly payments are $1,371 including interest at the greater of 8.75% or FNB Southeast’s prime interest rate plus 2%. The note requires a balloon payment of $125,459 due July 15, 2008. The remaining balance on the note receivable as of June 30, 2007 and December 31, 2006 was $131,350 and $133,769, respectively.

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

The red-cockaded woodpecker (Picoides borealis) is one endangered species known to inhabit portions of Boiling Spring Lakes. During 2006, the U.S. Fish and Wildlife Service undertook certain initiatives to preserve the habitat of the endangered woodpecker, and for a portion of 2006 the City of Boiling Spring Lakes temporarily ceased issuing building permits altogether for land in the proximity of a known or suspected nesting site.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Water Level of Lakes

The Partnership believes that the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership. The Partnership’s ability to sell land at its asking prices would be adversely affected to the extent that the water level in the lakes is substantially below normal for any length of time. From time to time (and currently), the southeast coastal region of North Carolina, where Boiling Spring Lakes is situated, experiences protracted drought or near-drought conditions, which can result, and have resulted, in a lowering of the water level of the lakes within the City of Boiling Spring Lakes substantially below normal. Under such conditions, sinkholes can develop in the bed of the local lakes, including Boiling Spring Lake, the largest lake in the community, and one or more sinkholes may have recently developed in the bed of Boiling Spring Lake. Sinkholes in a lake bed can drain the water from a lake. Sinkholes in a lake bed can usually be remedied, for example, by the injection of concrete into the sinkhole, but the cost of such remedies can be substantial and there can be no assurance that such measures will, in fact, remedy the situation or that new sinkholes will not develop. The Partnership has not made any representations or warranties to buyers of land as to the water level in the lakes. Nevertheless, it is reasonably possible that one or more of such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the water level of the lakes being substantially below normal, whether due to damage to a dam, protracted drought conditions, or otherwise. If any litigation is instituted seeking compensation or rescission, the Partnership believes that it would prevail on the merits but the cost of defending such litigation may be substantial. As of the date of this report, there is no pending litigation and the Partnership is not aware of any potential claims or actions in these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

Building and Maintaining Roads

The Partnership is responsible for maintaining certain roads, most of which are unpaved, and certain road rights-of-way within the City of Boiling Spring Lakes. The Partnership may complete some or all of the roads, or a portion of some or all of the roads, but there is no contractual obligation to do so. The Partnership has not set aside any money or entered into any bond, escrow, or trust agreement to assure completion of the roads. It may be difficult or impossible for the Partnership to sell lots located on uncompleted roads. The City of Boiling Spring Lakes will not assume any road that is not paved with asphalt, and the City need not assume any paved road. Accordingly, unless and until the Partnership completes a road and has it paved with asphalt, and the road has been assumed by the City, the Partnership will be responsible for maintaining such road and the right-of-way. Since 2001, the Partnership has spent over $172,000 for rocking and paving roads. The failure by the Partnership to provide proper maintenance of the roads and rights-of-way which have not been assumed by the City may subject the Partnership to substantially greater risk of litigation from persons adversely affected by such failure. If such litigation were to be initiated, management believes that the Partnership would prevail but that the cost of defending the case could be material, and should the Partnership not prevail, the cost of building any such road could be material.

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

Local Real Estate Market Conditions

In April 2006, the market for undeveloped land within the City of Boiling Spring Lakes slowed considerably, primarily due to efforts by the U.S. Fish and Wildlife Service (“Fish and Wildlife”) to protect the habitat of the endangered red-cockaded woodpecker (Picoides borealis). Management believes that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker will have the effect of reducing the Partnership’s real estate sales for 2007 and 2008, and possibly thereafter, from what might otherwise be realized in the absence of such restrictions. The Partnership is currently pursuing a program to study tree density in known foraging areas to demonstrate the potential for coexistence where sufficient tree density exists, that is, that houses can be built on lots now owned by the Partnership while retaining a sufficiently vibrant foraging area for the woodpeckers. Management believes that this program may reduce the amount of the Partnership’s land that is subject to restrictions on development because of the red-cockaded woodpecker, although there can be no such assurances. The Partnership is also participating in a citywide program to study the possibility of relocating the nests of the red-cockaded woodpecker to nearby lands. The State of North Carolina has recently allocated resources to a community board to fund the development of this citywide habitat conservation plan, although there can be no assurance that relocation of nests will, in fact, occur as a result of this study or otherwise.

REEVES TELECOM LIMITED PARTNERSHIP

In recent months, local financial institutions have tightened credit requirements, in part due to concerns over the subprime lending market, that is, real estate loans extended to borrowers with poor credit. Management believes that these more restrictive lending practices by area banks have contributed, in part, to a slowing of the local real estate market.

The southeastern coastal region of North Carolina, where Boiling Spring Lakes is situated, is currently experiencing protracted drought or near-drought conditions, which have resulted in a lowering of the water level of the lakes within the City of Boiling Spring Lakes substantially below normal. One or more sinkholes may have developed in recent weeks in the bed of Boiling Spring Lake, the largest lake in the community, which may have exacerbated the situation by draining water from the lake. Sinkholes in a lake bed can usually be remedied, for example, by the injection of concrete into the sinkhole, but the cost of such remedies can be substantial and there can be no assurance that such measures will, in fact, remedy the situation or that new sinkholes will not develop. If sinkholes have, in fact, developed in the lake bed in recent weeks, remedial measures will have to be taken by the City of Boiling Spring Lakes before the water level in the lake can rise substantially. Management believes that, to the extent that the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership, the low water levels in the community’s lakes have contributed, in part, to lower real estate sales in Boiling Spring Lakes generally.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

• Revenue

Property Sales

Revenue from property sales, and the amount and type of property sold for the three months ended June 30, 2007 and June 30, 2006 are set forth in the table below.

REEVES TELECOM LIMITED PARTNERSHIP

	Three Months Ended June 30,
	2007	2006

PROPERTY SOLD
Individual undeveloped lots	9	3
Commercial land (acres)	0.13	1.30
Other land (acres)	1.42	—

REVENUE
Individual undeveloped lots	$293,360	$50,851
Commercial land	29,940	234,437
Other land	19,925	—
Total revenue	$343,225	$285,288

The Partnership sold 9 individual undeveloped lots during the three months ended June 30, 2007, compared to 3 such lots during the three months ended June 30, 2006. Management attributes the 200% increase primarily to the virtual halt in real estate sales within Boiling Spring Lakes during much of 2006 following Fish and Wildlife’s increased efforts, beginning in April 2006, to protect the habitat of the red-cockaded woodpecker. Revenue from the sale of individual undeveloped lots increased 477%, reflecting the increase in the number of lots sold. The average sales price per lot for the three months ended June 30, 2007 and 2006 was $32,596 and $16,950, respectively. The average sales price per lot reflects the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots which are not suitable for on-site septic systems.

During the three months ended June 30, 2007, the Partnership sold approximately 0.13 acres of commercial land, compared to approximately 1.30 acres sold during the three months ended June 30, 2006. The Partnership experiences great volatility in sales of such types of property from year to year as to revenue and amount of land sold, and often the Partnership records no sales of such properties in a fiscal year. Management believes that the sales prices per acre realized, approximately $230,000 per acre and $180,000 per acre for the commercial land sold during the three months ended June 30, 2007 and June 30, 2006, respectively, are significantly higher than for what can be obtained for other commercial land owned by the Partnership owing to the locations of the parcels, adjoining other developed commercial land, and the relatively high percentage of uplands in the parcel, allowing for a larger building footprint than can be placed on other commercial land owned by the Partnership.

REEVES TELECOM LIMITED PARTNERSHIP

During the three months ended June 30, 2007, the Partnership sold approximately 1.42 acres of other land. The Partnership experiences great volatility in sales of such type of property from year to year as to revenue and amount of land sold, and often the Partnership records no sales of such properties in a fiscal year.

Interest Income

Interest income increased 3%. Management attributes the increase, in part, to somewhat higher interest rates on U.S. Treasury securities held by the Partnership during the three months ended June 30, 2007 compared to the same period of 2006, and, in part, to the types of U.S. Treasury securities involved. For financial reporting purposes, U.S. Treasury securities having a maturity at the time of purchase of greater than 91 days are treated as short-term investments, and interest on such securities is accrued during the life of the security, and U.S. Treasury securities having a maturity at the time of purchase of 91 days or less are treated as cash equivalents, and interest on such securities is recorded at maturity. For the three months ended June 30, 2007, the Partnership’s investments in U.S. Treasury securities have all been in securities having a maturity at the time of purchase of more than 91 days, whereas for the three months ended June 30, 2006, approximately 1/3 of the Partnership’s investments in U.S. Treasury securities were in securities having a maturity at the time of purchase of 91 days or less.

• Direct Costs of Property Sold

Direct costs of property sold for the three months ended June 30, 2007 were $10,573, compared to $701 for the same period of 2006. Management attributes the substantial increase in costs primarily to the increase in the number of individual undeveloped lots sold.

The Partnership's carrying cost of the commercial land and other land sold during 2007 and 2006 was nominal.  As a result, the direct cost of such property represented approximately 6% of the total direct cost of property sold for the three months ended June 30, 2007, and less than 1% of the total direct cost of property sold for the three months ended June 30, 2006.

■ Selling, General and Administrative Expenses

Selling, general and administrative expenses were $166,553 for the three months ended June 30, 2007, compared to $240,300 for the same period of 2006, for a net decrease of 31%. The significant changes among the principal components of selling, general and administrative expenses are as follows:

REEVES TELECOM LIMITED PARTNERSHIP

Income Taxes

During the three months ended June 30, 2007, the Partnership paid $35,000 in state income taxes to North Carolina relating to fiscal 2006. During the same period of 2006, the Partnership paid $135,000 in state income taxes relating to fiscal 2005. The 74% decrease reflects the Partnership’s decrease in profitability from 2005 to 2006. As a limited partnership, the Partnership generally passes income tax liability through to its partners. With respect to 2006 and 2005, however, Management believes that the administrative cost of allocating such liability among the partners, and maintaining records therefor, would be unreasonably time-consuming and complex. Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of the Partnership’s income for each such year would be/has been reduced by a pro rata share of such taxes paid.

Miscellaneous Expenses

The Partnership incurred $8,681 in miscellaneous expenses for the three months ended June 30, 2007, compared to $2,083 in such expenses for the same period of 2006. Management attributes the 317% increase primarily to the expenditure in June 2007 of $6,273 in connection with studies involving, and consultants’ work relating to, alternatives for addressing Fish and Wildlife’s concerns about protecting the habitat of the red-cockaded woodpecker on and in proximity to land owned by the Partnership.

• Depreciation

Depreciation for the three months ended June 30, 2007 was $993, unchanged from the three months ended June 30, 2006. The lack of change is due to the fact that the Partnership acquired no new depreciable assets during 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

• Revenue

Property Sales

Revenue from property sales, and the amount and type of property sold for the six months ended June 30, 2007 and June 30, 2006 are set forth in the table below.

REEVES TELECOM LIMITED PARTNERSHIP

	Six Months Ended June 30,
	2007	2006

PROPERTY SOLD
Individual undeveloped lots	14	22
Commercial land (acres)	0.13	1.30
Other land (acres)	1.42	—

REVENUE
Individual undeveloped lots	$449,890	$628,252
Commercial land	29,940	234,437
Other land	19,926	—
Total revenue	$499,756	$862,689

The Partnership sold 14 individual undeveloped lots during the six months ended June 30, 2007, compared to 22 such lots during the six months ended June 30, 2006. Management attributes the 36% decrease primarily Fish and Wildlife’s increased efforts, beginning in April 2006, to protect the habitat of the red-cockaded woodpecker. Revenue from the sale of individual undeveloped lots decreased 28%, reflecting the decrease in the number of lots sold. The average sales price per lot for the six months ended June 30, 2007 and 2006 was $32,135 and $28,557, respectively. The average sales price per lot reflects the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots which are not suitable for on-site septic systems.

During the six months ended June 30, 2007, the Partnership sold approximately 0.13 acres of commercial land, compared to approximately 1.30 acres sold during the six months ended June 30, 2006. The Partnership experiences great volatility in sales of such types of property from year to year as to revenue and amount of land sold, and often the Partnership records no sales of such properties in a fiscal year.

During the six months ended June 30, 2007, the Partnership sold approximately 1.42 acres of other land. The Partnership experiences great volatility in sales of such type of property from year to year as to revenue and amount of land sold, and often the Partnership records no sales of such properties in a fiscal year.

REEVES TELECOM LIMITED PARTNERSHIP

Interest Income

Interest income increased 33%. Management attributes the increase, in part, to somewhat higher interest rates on U.S. Treasury securities held by the Partnership during the six months ended June 30, 2007 compared to the same period of 2006, and, in part, to the types of U.S. Treasury securities involved. For financial reporting purposes, U.S. Treasury securities having a maturity at the time of purchase of greater than 91 days are treated as short-term investments, and interest on such securities is accrued during the life of the security, and U.S. Treasury securities having a maturity at the time of purchase of 91 days or less are treated as cash equivalents, and interest on such securities is recorded at maturity. For the six months ended June 30, 2007, the Partnership’s investments in U.S. Treasury securities have all been in securities having a maturity at the time of purchase of more than 91 days, whereas for the six months ended June 30, 2006, approximately 1/3 of the Partnership’s investments in U.S. Treasury securities were in securities having a maturity at the time of purchase of 91 days or less.

• Direct Costs of Property Sold

Direct costs of property sold for the six months ended June 30, 2007 were $14,599, compared to $10,248 for the same period of 2006. Management attributes the 42% increase in costs primarily to the location of the individual undeveloped lots sold. During late 2006 and 2007, the Partnership has made capitalized expenditures to improve roads within certain sections, with the amount spent in a section allocated among the lots within such section. This results in individual lots within those sections generally having a higher carrying cost, that is, a higher book value, than lots within sections where the Partnership has not made capital improvements. During 2007, the Partnership sold 12 lots within sections where capital improvements have been made in recent months.

The Partnership's carrying cost of the commercial land and other land sold during 2007 and 2006 was nominal.  As a result, the direct cost of such property represented approximately 5% of the total direct cost of property sold for the six months ended June 30, 2007, and less than 1% of the total direct cost of property sold for the six months ended June 30, 2006.

• Selling, General and Administrative Expenses

Selling, general and administrative expenses were $273,563 for the six months ended June 30, 2007, compared to $348,463 for the same period of 2006, for a net decrease of 21%. The significant changes among the principal components of selling, general and administrative expenses are as follows:

REEVES TELECOM LIMITED PARTNERSHIP

Income Taxes

During the six months ended June 30, 2007, the Partnership paid $35,000 in state income taxes to North Carolina relating to fiscal 2006. During the same period of 2006, the Partnership paid $135,000 in state income taxes relating to fiscal 2005. The 74% decrease reflects the Partnership’s decrease in profitability from 2005 to 2006. As a limited partnership, the Partnership generally passes income tax liability through to its partners. With respect to 2006 and 2005, however, Management believes that the administrative cost of allocating such liability among the partners, and maintaining records therefor, would be unreasonably time-consuming and complex. Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of the Partnership’s income for each such year would be/has been reduced by a pro rata share of such taxes paid.

Legal Expenses

The Partnership incurred $11,601 in legal expenses for the six months ended June 30, 2006, primarily in connection with a tender offer and a “mini-tender” for the Partnership’s limited partnership units by unrelated parties. A “mini-tender” is a cash tender offer in which the offeror seeks to acquire not more than 5% of the outstanding securities of an issuer, including securities he already owns.

Miscellaneous Expenses

The Partnership incurred $35,097 in miscellaneous expenses for the six months ended June 30, 2007, compared to $6,616 in such expenses for the same period of 2006. Management attributes the 430% increase primarily to the expenditure in 2007 of $31,188 in connection with studies involving, and consultants’ work relating to, alternatives for addressing Fish and Wildlife’s concerns about protecting the habitat of the red-cockaded woodpecker on and in proximity to land owned by the Partnership.

• Depreciation

Depreciation for the six months ended June 30, 2007 was $1,985, unchanged from the six months ended June 30, 2006. The lack of change is due to the fact that the Partnership acquired no new depreciable assets during 2007.

REEVES TELECOM LIMITED PARTNERSHIP

Liquidity

• General

At June 30, 2007, the Partnership had $429,095 in cash and cash equivalents, and $3,414,483 invested in U.S. Treasury securities having a maturity of less than two years. There was no long-term debt.

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

 • Cash Flows from Operating Activities

Operating activities provided $170,571 of net cash during the first six months of 2007, compared to $429,649 of net cash provided by operating activities during the same period of 2006. Management attributes the change primarily to the decrease in revenue from property sales for the first six months of 2007 from the same period of 2006.

• Cash Flows from Investing Activities

Investing activities used $80,794 of net cash during the first six months of 2007, compared to $68,697 of net cash used in investing activities during the same period of 2006. Investing activities for the first six months of 2007 included the purchase and sale of U.S. Treasury securities having a maturity at the time of purchase of greater than 91 days. No such securities were purchased or sold during the first six months of 2006.

• Cash Flows from Financing Activities

The Partnership had no financing activities during the six months ended June 30, 2007. For the six months ended June 30, 2006, financing activities used $81,306 of net cash. The change is primarily attributable to the payment during the first six months of 2006 of accrued expenses owed to affiliates.

REEVES TELECOM LIMITED PARTNERSHIP

• Long-term Debt

The Partnership had no long-term debt outstanding during 2007 or 2006.

• No Distributions to Partners Planned; Future Investments

A significant portion of the costs of subsequent phases of municipal water distribution as well as sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land. As of the date of this report, the Partnership is unable to determine the magnitude of these costs and accordingly has not accrued any provision in these financial statements. Management expects, however, that, if applied to the Partnership’s current land holdings, these costs would be substantial. Moreover, it is the Partnership’s experience that revenues are highly variable and may not be sufficient in future years to cover expenses and necessary capital expenditures, and that a bulk sale of assets for cash is extremely difficult to achieve. Absent a bulk sale, Management believes that the best use of the current cash balance and cash surpluses, if any, generated in future years is to preserve or improve the overall value of the Partnership’s assets by: (a) undertaking certain infrastructure and other improvements in the development; (b) making certain other real estate-related investments in or near Boiling Spring Lakes; and (c) pursuing limited scale home construction on lots owned by the Partnership as market conditions may allow. Management believes that this plan will, in future years, result in, among other things, an increase in the number of lots sold and a higher average sales price per lot than would otherwise be the case. There can be no assurance, however, that sufficient cash will be generated from operations to successfully implement Management’s plan or that such plan will ultimately prove successful.

Consistent with the above described plan and in view of the costs associated with a distribution to all partners, Management believes it would be highly imprudent to make a distribution to partners prior to the sale of all or substantially all of the Partnership’s assets, or such time as: (a) the Partnership knows with reasonable certainty the amount and timing of any assessments relating to installation of water and sewer lines affecting the Partnership’s properties, and (b) the Partnership’s business has been established to operate at a level sufficient to consistently generate revenues in excess of expenses and capital expenditures. However, from time to time, in accordance with applicable securities laws, the Partnership may utilize excess cash by repurchasing partnership units, although there are currently no plans to do so. Since the amount of excess cash available for such purpose cannot be estimated at this time due to the highly variable nature of the Partnership’s cash flow, there can be no assurance as to the number of partnership units which will actually be repurchased, if any such repurchases will, in fact, occur, or the prices at which such repurchases, if any, will be made.

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

REEVES TELECOM LIMITED PARTNERSHIP

Off Balance Sheet Arrangements

The Partnership does not utilize off balance sheet arrangements, and there were none during the first six months of 2007 or 2006.

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

The Partnership’s interest-bearing assets at June 30, 2007 are as follows:

•
Cash, substantially all of which is deposited at a local financial institution. The interest rate earned on the cash balance is variable. During the second quarter of 2007, cash balances averaged $359,770.

•
U.S. Treasury securities. The Partnership invests in Treasury Bills, Treasury Notes having a maturity of less than two years, and zero coupon instruments available through the U.S. Treasury’s STRIPS program having a maturity of less than two years. All of such investments are intended to be held to maturity. The interest rates earned on Treasury Bills, Treasury Notes, and Treasury STRIPS are set at the time of purchase. The interest rate earned on a bill, note, or STRIPS that matures may be different from that of a new bill, note, or STRIPS in which the proceeds are reinvested. During the second quarter of 2007, average invested balances were $3,349,679 for Treasury Bills. The Partnership had no investments in Treasury Notes or Treasury STRIPS during such period.

•
The note receivable from the buyer of the assets of Fox Squirrel Country Club, now known as The Lakes Country Club (“Fox Squirrel/The Lakes”). The annual interest rate on the note is equal to the higher of (i) 8.75% and (ii) 2% over a local bank’s prime rate. During the second quarter of 2007, the interest rate has not exceeded 8.75%.

Had the average level of interest rates during the three months ended June 30, 2007 been higher or lower by 100 basis points, or one percent (1%), the Partnership would have earned approximately $9,159 more or less, in interest income based upon average quarterly balances.

REEVES TELECOM LIMITED PARTNERSHIP

As of June 30, 2007, U.S. Treasury Bills with a maturity of more than three months are stated on the Partnership’s balance sheet at their cost, which approximates market. Accreted interest is treated as interest income.

As of June 30, 2007, the note receivable from the buyer of the assets of Fox Squirrel/The Lakes was stated on the Partnership’s balance sheet at $131,350, the principal amount of the note receivable, which approximates its market value. The interest rate on the note receivable cannot decline below 8.75% and will increase to 2% above the borrower’s principal bank’s prime rate if the bank’s prime rate were to exceed 6.75%. This note receivable, like all variable rate instruments, is largely insulated from interest rate risk, and will not decline in value if market interest rates increase; however, should interest rates decline from what are already historically low rates, the market value of the note receivable will likely increase. A hypothetical 100 basis point (1%) increase or decrease in market interest rates from levels at June 30, 2007 would not cause the fair value of the note receivable to change by a material amount.

ITEM 4. CONTROLS AND PROCEDURES

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Partnership’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Partnership’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures related to the control may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

REEVES TELECOM LIMITED PARTNERSHIP

Since the Registrant is a limited partnership, it has no officers or directors. Mr. Davis P. Stowell, President of the General Partner, carries out the functions of the principal executive officer and the principal financial officer of the Partnership. Mr. Stowell has, as of the end of the period covered by this quarterly report on Form 10-Q, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and has determined that such disclosure controls and procedures are effective at the reasonable assurance level. There have been no changes during the second fiscal quarter of 2007 that materially affected or are reasonably likely to affect internal controls over financial reporting. The Partnership does not believe any significant deficiencies or material weaknesses exist in its internal controls over financial reporting. Accordingly, no corrective actions have been taken.

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

Date: August 13, 2007