Form 10-Q
period 2007-09-30
REEVES TELECOM LTD PARTNERSHIP
filed 2007-11-14
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to _______________________

Commission file number: 000-9305

REEVES TELECOM LIMITED PARTNERSHIP
(Exact Name of Registrant as Specified in its Charter)

South Carolina	57-0700063
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Grace Property Management, Inc., 55 Brookville Road, Glen Head, New York	11545
(Address of Principal Executive Offices)	(Zip Code)

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

REEVES TELECOM LIMITED PARTNERSHIP

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets

Cash and equivalents	$247,031	$339,318
U.S. Treasury securities	3,460,010	3,331,269
Note receivable	130,100	133,769
Properties held for sale and property and equipment:
Properties held for sale	329,208	274,362
Property and equipment, net	241,992	243,434
Total Assets	$4,408,341	$4,322,152

Liabilities and Partners’ Capital

Accounts payable and accrued expenses	$56,898	$146,085
Accrued expenses - affiliates	48,094	48,094
Total Liabilities	104,992	194,179
Commitments and contingencies
Partners’ capital	4,303,349	4,127,973
Total Liabilities and Partners’ Capital	$4,408,341	$4,322,152

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006

Operating revenues:
Property sales	$--	$--
Interest income	50,195	42,420
Other income	3,860	1,511
Total operating revenues	54,055	43,931

Operating costs and expenses:
Direct costs of property sold	--	--
Selling, general and administrative expenses	180,474	96,033
Depreciation	992	992
Total operating costs and expenses	181,466	97,025

Net loss	(127,411)	(53,094)

Partners’ capital at beginning of period	4,430,760	4,278,070

Partners’ capital at end of period	$4,303,349	$4,224,976

Loss per partnership unit	$(0.07)	$(0.03)

Weighted average partnership units issued and outstanding	1,811,562	1,811,562

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006

Operating revenues:
Property sales	$499,756	$862,689
Interest income	143,184	112,372
Other income	4,049	7,950
Total operating revenues	646,989	983,011

Operating costs and expenses:
Direct costs of property sold	14,599	10,248
Selling, general and administrative expenses	454,037	444,496
Depreciation	2,977	2,977
Total operating costs and expenses	471,613	457,721

Net income	175,376	525,290

Partners’ capital at beginning of period	4,127,973	3,699,686

Partners’ capital at end of period	$4,303,349	$4,224,976

Income per partnership unit	$0.10	$0.29

Weighted average partnership units issued and outstanding	1,811,562	1,811,562

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$175,376	$525,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,977	2,977
Change in operating assets and liabilities:
Prepaid and other current assets	--	(5,511)
Property held for sale, net	(54,848)	(13,175)
Accounts payable and accrued expenses	(89,186)	(141,481)
Net cash provided by operating activities	34,319	368,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on note receivable	3,669	3,363
Purchase of U.S. Treasury securities	(5,561,741)	(4,549,812)
Proceeds from sale of U.S. Treasury securities	5,433,000	3,264,000
Increase in sales property and equipment, net	(1,534)	(70,915)
Net cash used in investing activities	(126,606)	(1,353,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in accrued expenses, affiliates	--	(81,306)
Net cash used in financing activities	--	(81,306)

NET DECREASE IN CASH	(92,287)	(1,066,570)

CASH BALANCE - BEGINNING	339,318	1,527,006

CASH BALANCE - ENDING	$247,031	$460,436

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

The remaining assets of the Partnership are primarily land held for sale, a note receivable, U.S. Treasury securities, and cash. The cash was generated primarily from real estate sales, including the sale of the golf club discussed in Note 3. During the first quarter of 2001, the Partnership sold the golf club.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The Partnership’s Managing General Partner is Grace Property Management, Inc.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership’s results of operations and financial condition have been included. Operating results for the three month and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on April 2, 2007.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. DISPOSAL OF BUSINESS SEGMENT / NOTE RECEIVABLE

The Partnership closed a sale agreement for Fox Squirrel Country Club on March 9, 2001. Under the agreement, the Partnership received $150,000 in cash and a note for $712,500. The note required monthly payments of $6,641 including interest at 9.75% per annum and maturing on March 9, 2004. The note is collateralized by a first mortgage on the golf club. On June 17, 2003, the note was modified and the Partnership received an additional principal payment of $534,748. The Partnership subordinated its lien priority on the assets sold to a bank. Under the modified terms of the note, monthly payments are $1,371 including interest at the greater of 8.75% or FNB Southeast’s prime interest rate plus 2%. The note requires a balloon payment of $125,459 due July 15, 2008. The remaining balance on the note receivable as of September 30, 2007 and December 31, 2006 was $130,100 and $133,769, respectively.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Water Level of Lakes

The Partnership believes that the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership. The Partnership’s ability to sell land at its asking prices would be adversely affected to the extent that the water level in the lakes is substantially below normal for any length of time. From time to time (and currently), the southeast coastal region of North Carolina, where Boiling Spring Lakes is situated, experiences protracted drought or near-drought conditions, which can result, and have resulted, in a lowering of the water level of the lakes within the City of Boiling Spring Lakes substantially below normal. In addition, whenever repairs need to be made to a dam, the water level of the lake behind the dam is intentionally lowered. Under such conditions, sinkholes can develop in the bed of the local lakes, including Boiling Spring Lake, the largest lake in the community, and one or more sinkholes may have recently developed in the bed of Boiling Spring Lake. Sinkholes in a lake bed can drain the water from a lake. Sinkholes in a lake bed can usually be remedied, for example, by the injection of clay or concrete into the sinkhole, but the cost of such remedies can be substantial and there can be no assurance that such measures will, in fact, remedy the situation or that new sinkholes will not develop. The Partnership has not made any representations or warranties to buyers of land as to the water level in the lakes. Nevertheless, it is reasonably possible that one or more of such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the water level of the lakes being substantially below normal, whether due to damage to a dam, protracted drought conditions, or otherwise. If any litigation is instituted seeking compensation or rescission, the Partnership believes that it would prevail on the merits but the cost of defending such litigation may be substantial. As of the date of this report, there is no pending litigation and the Partnership is not aware of any potential claims or actions in these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Property Taxes

The Partnership typically receives statements for county and city property taxes with respect to each year in November of that year, and payment of the taxes is due in January of the following year. In its financial statements for the first three quarters of a year, the Partnership typically accrues for property taxes based upon the actual amount of property taxes paid for the previous year. For example, for 2006, property tax statements were received in mid-November 2006, and payment was due in January 2007. In its financial statements for the nine months ended September 30, 2007, the Partnership has accrued $38,639 for 2007 property taxes, which is ¾ of the Partnership’s property tax expense for 2006. Following a county-wide reassessment in early 2007, Management expects that the Partnership’s property taxes for 2007 will be substantially higher than for 2006; however, since the amount of the Partnership’s property taxes due for 2007 is not yet determinable, the Partnership has made no provision in its financial statements for any such increase in property taxes for 2007.

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

The southeastern coastal region of North Carolina, where the City of Boiling Spring Lakes is situated, is currently experiencing protracted drought or near-drought conditions, which have resulted in a lowering of the water level of the lakes within the City of Boiling Spring Lakes substantially below normal. In addition, the water level of Boiling Spring Lake, the largest lake in the community, was intentionally lowered early in 2007 by the City so that repairs could be made to the lake’s dam. Such conditions resulted in one or more sinkholes in the bed of Boiling Spring Lake. Remedial measures will have to be taken by the City before the water level in the lake can rise substantially. Sinkholes in a lake bed can usually be remedied, for example, by the injection of clay or concrete into the sinkhole, but the cost of such remedies can be substantial and there can be no assurance that such measures will, in fact, remedy the situation or that new sinkholes will not develop. Management believes that, to the extent that the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership, the low water levels in the community’s lakes have contributed, in part, to lower real estate sales in Boiling Spring Lakes generally.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

■ Revenue

Property Sales

The Partnership sold no land during the three months ended September 30, 2007. Management attributes the lack of sales to three factors:

●
Fish and Wildlife’s efforts to protect the habitat of the red-cockaded woodpecker within and nearby the City of Boiling Spring Lakes, which efforts have led to certain restrictions on development in the area generally;

REEVES TELECOM LIMITED PARTNERSHIP

●
More restrictive lending practices by area banks, due, in part, to concerns over the subprime lending market, that have the effect of making it more difficult than in past years for potential borrowers to obtain financing to purchase and build on land such as that sold by the Partnership; and

●
The water level of area lakes being substantially below normal due primarily to the protracted drought and near-drought conditions in the southeastern coastal region of North Carolina. In addition, one or more sinkholes may have developed in recent months in the bed of Boiling Spring Lake, the largest lake in the community, which may have exacerbated the situation by draining water from the lake.

The Partnership sold no land during the three months ended September 30, 2006. Management attributes the lack of sales primarily to Fish and Wildlife’s efforts to protect the habitat of the red-cockaded woodpecker.

Interest Income

Interest income increased 18%. Management attributes the increase, in part, to somewhat higher interest rates on U.S. Treasury securities held by the Partnership during the three months ended September 30, 2007 compared to the same period of 2006, and, in part, to a greater amount of funds invested in U.S. Treasury securities during the three months ended September 30, 2007 compared to the same period of 2006.

■ Direct Costs of Property Sold

The Partnership sold no land during the three months ended September 30, 2007 or in the same period of the prior year. As a result, the Partnership recorded no direct costs of property sold for either period.

■ Selling, General and Administrative Expenses

Selling, general and administrative expenses were $180,474 for the three months ended September 30, 2007, compared to $96,033 for the same period of 2006, for a net increase of 88%. The increase is due to consulting fees of $100,000 paid by the Partnership during the three months ended September 30, 2007 to an affiliate of the general partner in connection with the tender offers for the Partnership’s units made by third parties during 2006. No similar expense was incurred by the Partnership during the three months ended September 30, 2006.

REEVES TELECOM LIMITED PARTNERSHIP

■ Depreciation

Depreciation for the three months ended September 30, 2007 was $992, unchanged from the three months ended June 30, 2006. The lack of change is due to the fact that the Partnership acquired no new depreciable assets during 2007.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

■ Revenue

Property Sales

Revenue from property sales, and the amount and type of property sold for the nine months ended September 30, 2007 and September 30, 2006 are set forth in the table below.

	Nine Months Ended September 30,
	2007	2006

PROPERTY SOLD
Individual undeveloped lots	14	22
Commercial land (acres)	0.13	1.30
Other land (acres)	1.42	--

REVENUE
Individual undeveloped lots	$449,890	$628,252
Commercial land	29,940	234,437
Other land	19,926	--
Total revenue	$499,756	$862,689

The Partnership sold 14 individual undeveloped lots during the nine months ended September 30, 2007, compared to 22 such lots during the nine months ended September 30, 2006. Management attributes the 36% decrease, in part, to Fish and Wildlife’s increased efforts, beginning in April 2006, to protect the habitat of the red-cockaded woodpecker, and also to more restrictive lending practices by local banks, which has the effect of making it more difficult for potential buyers of land from the Partnership to obtain financing to buy the land and build a home, and also to substantially reduced water levels in the lakes within the development, which has the effect of making the area less attractive to potential home buyers. Revenue from the sale of individual undeveloped lots decreased 28%, reflecting the decrease in the number of lots sold. The average sales price per lot for the nine months ended September 30, 2007 and 2006 was $32,135 and $28,557, respectively. The average sales price per lot reflects the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots which are not suitable for on-site septic systems.

REEVES TELECOM LIMITED PARTNERSHIP

During the nine months ended September 30, 2007, the Partnership sold approximately 0.13 acres of commercial land, compared to approximately 1.30 acres sold during the nine months ended September 30, 2006. The Partnership experiences great volatility in sales of such types of property from year to year as to revenue and amount of land sold, and often the Partnership records no sales of such properties in a fiscal year.

During the nine months ended September 30, 2007, the Partnership sold approximately 1.42 acres of other land. The Partnership experiences great volatility in sales of such type of property from year to year as to revenue and amount of land sold, and often the Partnership records no sales of such properties in a fiscal year.

Interest Income

Interest income increased 27%. Management attributes the increase, in part, to somewhat higher interest rates on U.S. Treasury securities held by the Partnership during the nine months ended September 30, 2007 compared to the same period of 2006, and, in part, to a greater amount of funds invested in U.S. Treasury securities during the nine months ended September 30, 2007 compared to the same period of 2006.

■ Direct Costs of Property Sold

Direct costs of property sold for the nine months ended September 30, 2007 were $14,599, compared to $10,248 for the same period of 2006. Management attributes the 42% increase in costs primarily to the location of the individual undeveloped lots sold. During late 2006 and 2007, the Partnership has made capitalized expenditures to improve roads within certain sections, with the amount spent in a section allocated among the lots within such section. This results in individual lots within those sections generally having a higher carrying cost, that is, a higher book value, than lots within sections where the Partnership has not made capital improvements. During 2007, the Partnership sold 12 lots within sections where capital improvements have been made in recent months.

The Partnership's carrying cost of the commercial land and other land sold during 2007 and 2006 was nominal.  As a result, the direct cost of such property represented approximately 5% of the total direct cost of property sold for the nine months ended September 30, 2007, and less than 1% of the total direct cost of property sold for the nine months ended September 30, 2006.

REEVES TELECOM LIMITED PARTNERSHIP

■ Selling, General and Administrative Expenses

Selling, general and administrative expenses were $454,037 for the nine months ended September 30, 2007, compared to $444,496 for the same period of 2006, for a net increase of 2%. The significant changes among the principal components of selling, general and administrative expenses are as follows:

Consulting Fees

During the nine months ended September 30, 2007, the Partnership paid consulting fees of $100,000 to an affiliate of the general partner in connection with the tender offers for the Partnership’s units made by third parties during 2006. No similar expense was incurred by the Partnership during the nine months ended September 30, 2006.

Income Taxes

During the nine months ended September 30, 2007, the Partnership paid $35,000 in state income taxes to North Carolina relating to fiscal 2006. During the same period of 2006, the Partnership paid $135,000 in state income taxes relating to fiscal 2005. The 74% decrease reflects the Partnership’s decrease in profitability from 2005 to 2006. As a limited partnership, the Partnership generally passes income tax liability through to its partners. With respect to 2006 and 2005, however, Management believes that the administrative cost of allocating such liability among the partners, and maintaining records therefor, would be unreasonably time-consuming and complex. Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of the Partnership’s income for each such year would be/has been reduced by a pro rata share of such taxes paid.

Salaries, Wages and Related Expenses

During the nine months ended September 30, 2007, the Partnership paid a total of $41,616 in salaries, wages, and related payroll expenses, compared to $55,068 for the same period of 2006, for a net decrease of 24%. The Partnership pays the general manager of its Boiling Spring Lakes office a commission on land sales based upon the gross sales price of land sold. Since the Partnership experienced a 36% decrease in revenue from land sales for the nine months ended September 30, 2007 compared to the same period of 2006, total commissions paid to the general manager decreased as well.

REEVES TELECOM LIMITED PARTNERSHIP

Miscellaneous Expenses

The Partnership incurred $40,866 in miscellaneous expenses for the nine months ended September 30, 2007, compared to $11,087 in such expenses for the same period of 2006. Management attributes the 269% increase primarily to the expenditure in 2007 of $38,698 in connection with studies involving, and consultants’ work relating to, alternatives for addressing Fish and Wildlife’s concerns about protecting the habitat of the red-cockaded woodpecker on and in proximity to land owned by the Partnership.

■ Depreciation

Depreciation for the nine months ended September 30, 2007 was $2,977, unchanged from the nine months ended September 30, 2006. The lack of change is due to the fact that the Partnership acquired no new depreciable assets during 2007.

Liquidity

 ■ General

At September 30, 2007, the Partnership had $247,031 in cash and cash equivalents, and $3,460,010 invested in U.S. Treasury securities having a maturity of less than two years. There was no long-term debt.

Until an estimate can be made with some degree of certainty as to the costs the Partnership will have to bear for the future installation of water distribution and sewer lines, Management expects to continue investing some portion of the Partnership’s cash balances in U.S. Treasury securities having a maturity of less than two years to provide the Partnership with some liquidity to meet the assessments for such costs as well as income on its cash balances.

 ■ Cash Flows from Operating Activities

Operating activities provided $34,319 of net cash during the first nine months of 2007, compared to $368,100 of net cash provided by operating activities during the same period of 2006. Management attributes the change primarily to the decrease in revenue from property sales for the first nine months of 2007 from the same period of 2006.

REEVES TELECOM LIMITED PARTNERSHIP

 ■ Cash Flows from Investing Activities

Investing activities used $126,606 of net cash during the first nine months of 2007, compared to $1,353,364 of net cash used in investing activities during the same period of 2006. The change reflects a shift by the Partnership in its investments in U.S. Treasury securities during the third quarter of 2006. For financial reporting purposes, U.S. Treasury securities having a maturity at the time of purchase of greater than 91 days are treated as short-term investments, interest on such securities is accrued during the life of the security, and purchases of such securities are reflected on the Partnership’s Statements of Cash Flows as a use of cash for investing activities. U.S. Treasury securities having a maturity at the time of purchase of 91 days or less, however, are treated as cash equivalents, interest on such securities is recorded at maturity, and purchases of such securities are reflected on the Partnership’s Statements of Cash Flows as an increase in cash.

 ■ Cash Flows from Financing Activities

The Partnership had no financing activities during the nine months ended September 30, 2007. For the nine months ended September 30, 2006, financing activities used $81,306 of net cash. The change is primarily attributable to the payment during the first nine months of 2006 of accrued expenses owed to affiliates.

 ■ Long-term Debt

The Partnership had no long-term debt outstanding during 2007 or 2006.

 ■ Property Taxes

The Partnership typically receives statements for county and city property taxes with respect to each year in November of that year, and payment of the taxes is due in January of the following year. In its financial statements for the first three quarters of a year, the Partnership typically accrues for property taxes based upon the actual amount of property taxes paid for the previous year. For example, for 2006, property tax statements were received in mid-November 2006, and payment was due in January 2007. In its financial statements for the nine months ended September 30, 2007, the Partnership has accrued $38,639 for 2007 property taxes, which is ¾ of the Partnership’s property tax expense for 2006. Following a county-wide reassessment in early 2007, Management expects that the Partnership’s property taxes for 2007 will be substantially higher than for 2006; however, since the amount of the Partnership’s property taxes due for 2007 is not yet determinable, the Partnership has made no provision in its financial statements for any such increase in property taxes for 2007.

REEVES TELECOM LIMITED PARTNERSHIP

■ No Distributions to Partners Planned; Future Investments

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

Throughout the balance of 2007 and in 2008, the Partnership may make one or more real estate-related investments in and around Boiling Spring Lakes with a view towards enhancing the value of the Partnership’s assets and generate income. The Partnership may utilize its own cash balances as well as seek to borrow from local financial institutions or others to fund such investment(s). Management expects that any effort to obtain financing will be successful but there can be no assurances that the Partnership will be able to obtain borrowed funds on acceptable terms or at all. Management will evaluate and determine on a continuing basis, depending upon market conditions and other factors the General Partner deems relevant, the most efficient and practical use of the Partnership’s cash.

REEVES TELECOM LIMITED PARTNERSHIP

Off Balance Sheet Arrangements

The Partnership does not utilize off balance sheet arrangements, and there were none during the first nine months of 2007 or 2006.

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

The Partnership’s interest-bearing assets at September 30, 2007 are as follows:

○
Cash, substantially all of which is deposited at a local financial institution. The interest rate earned on the cash balance is variable. During the third quarter of 2007, cash balances averaged $338,063.

○
U.S. Treasury securities. The Partnership invests in Treasury Bills, Treasury Notes having a maturity of less than two years, and zero coupon instruments available through the U.S. Treasury’s STRIPS program having a maturity of less than two years. All of such investments are intended to be held to maturity. The interest rates earned on Treasury Bills, Treasury Notes, and Treasury STRIPS are set at the time of purchase. The interest rate earned on a bill, note, or STRIPS that matures may be different from that of a new bill, note, or STRIPS in which the proceeds are reinvested. During the third quarter of 2007, average invested balances were $3,393,234 for Treasury Bills. The Partnership had no investments in Treasury Notes or Treasury STRIPS during such period.

○
The note receivable from the buyer of the assets of Fox Squirrel Country Club, now known as The Lakes Country Club (“Fox Squirrel/The Lakes”). The annual interest rate on the note is equal to the higher of (i) 8.75% and (ii) 2% over a local bank’s prime rate. During the third quarter of 2007, the interest rate has not exceeded 8.75%.

Had the average level of interest rates during the three months ended September 30, 2007 been higher or lower by 100 basis points, or one percent (1%), the Partnership would have earned approximately $9,276 more or less, in interest income based upon average quarterly balances.

REEVES TELECOM LIMITED PARTNERSHIP

As of September 30, 2007, U.S. Treasury Bills with a maturity of more than 91 days are stated on the Partnership’s balance sheet at their cost, which approximates market. Accreted interest is treated as interest income.

As of September 30, 2007, the note receivable from the buyer of the assets of Fox Squirrel/The Lakes was stated on the Partnership’s balance sheet at $130,100, the principal amount of the note receivable, which approximates its market value. The interest rate on the note receivable cannot decline below 8.75% and will increase to 2% above the borrower’s principal bank’s prime rate if the bank’s prime rate were to exceed 6.75%. This note receivable, like all variable rate instruments, is largely insulated from interest rate risk, and will not decline in value if market interest rates increase; however, should interest rates decline from what are already historically low rates, the market value of the note receivable will likely increase. A hypothetical 100 basis point (1%) increase or decrease in market interest rates from levels at September 30, 2007 would not cause the fair value of the note receivable to change by a material amount.

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

REEVES TELECOM LIMITED PARTNERSHIP

Since the Registrant is a limited partnership, it has no officers or directors. Mr. Davis P. Stowell, President of the General Partner, carries out the functions of the principal executive officer and the principal financial officer of the Partnership. Mr. Stowell has, as of the end of the period covered by this Quarterly Report on Form 10-Q, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and has determined that such disclosure controls and procedures are effective at the reasonable assurance level. There have been no changes during the third fiscal quarter of 2007 that materially affected or are reasonably likely to affect internal controls over financial reporting. The Partnership does not believe any significant deficiencies or material weaknesses exist in its internal controls over financial reporting. Accordingly, no corrective actions have been taken.

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

Date: November 12, 2007