Form 10-K
period 2007-12-31
REEVES TELECOM LTD PARTNERSHIP
filed 2008-03-31
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
(Address of principal executive offices, ZIP code)

Registrant's telephone number, including area code:	(516) 686-2201

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Partnership Units
(Title of class)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

On March 23, 2008, registrant had outstanding 1,811,562 partnership units. See Item 5. There is no active market for the partnership units. As of March 23, 2008, non-affiliates held 1,170,385 partnership units.

The following documents are incorporated by reference into this Annual Report on Form 10-K:
NONE.

[THE REST OF THIS PAGE IS BLANK]

[THIS PAGE LEFT BLANK INTENTIONALLY]

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

•	“unimproved individual lot” refers to an individual lot on which construction of a house has not yet been started;

•	“improved individual lot” refers to an individual lot on which the construction of a house has been started, even if at the time of sale construction was not completed;

•	“commercial land” refers to land zoned or otherwise intended by the Partnership for commercial use; and

•	“other land” refers to all other types of unimproved land of varying sizes.

TABLE 1: REVENUE FROM REAL ESTATE SALES
AND TYPE OF PROPERTY SOLD IN BOILING SPRING LAKES

	2007	2006		2005		2004	2003
Revenue
Individual lots:
Unimproved	$449,890	$664,974	[a]	$1,899,321	[c]	$1,114,147	$228,849
Improved	-	-		167,135		-	-
Commercial land	29,940	234,437	[a]	-		59,821	230,013
Other land	19,925	-		421,195		-	-
Total revenue	$499,755	$899,411		$2,487,651		$1,173,968	$458,862

Type of Property Sold
Individual lots:
Unimproved	14	25		81	[d]	86	27
Improved	-	-		1		-	-
Commercial land (acres)	0.13	1.30	[b]	-		3.00	6.68
Other land (acres)	1.42	-		54.00		-	-

Notes:
[a]	In the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006, revenue from the sale of commercial land was included in revenue from the sale of unimproved individual lots.
[b]	In the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006, 1.30 acres of commercial land was inadvertently omitted.
[c]	Includes $55,000 relating to the value of land in an exchange of 6 lots for a five-acre tract.
[d]	Includes 6 lots exchanged by the Partnership for a five-acre tract.

The City of Boiling Spring Lakes has no central sewer system. As a result, homes and most commercial buildings within the development use septic tanks. Since the 1970’s, health standards in Brunswick County have become increasingly stringent regarding septic tanks and on-site sewage disposal. Management estimates that 70% to 75% of the property in Boiling Spring Lakes that would have complied with applicable regulations in the 1970’s does not meet present health standards. This has had a detrimental effect on the Partnership’s real estate operations, primarily by substantially reducing the price that the Partnership can realize for land that is not suitable for the installation of an individual on-site septic system. In limited cases, the problem can be cured by the use of drains, or by the scraping away of hard pan and adding fill dirt. In most cases, however, the only solution to the inability to install an on-site septic system on individual lots is to install a sewer system covering multiple lots, portions of a section, or larger areas. In 1997, the Partnership installed a small multi-user system on certain commercial land it then held for sale. All of that commercial land was subsequently sold. Depending upon the Partnership’s financial resources, the market for real estate in and around Boiling Spring Lakes, and economic conditions generally, among other factors, Management may, in the future, consider installing one or more similar multi-user systems on land owned by the Partnership in other areas of the development but currently there are no plans to do so. The Partnership has no plans to install a sewer system covering most or all of the land remaining in the Partnership’s inventory. Brunswick County has plans for an area-wide sewer system for Boiling Spring Lakes; however, there is no firm date for the County to begin installing such a system and the Partnership believes that installation is at least several years in the future. The City of Boiling Spring Lakes has had some preliminary discussions for a municipal sewer system to serve a portion of Boiling Spring Lakes; however, there is no firm date for the City to begin installing such a system and the Partnership believes that, should any such system be installed, the installation is at least several years in the future. A private contractor may install a sewer system to serve land that he owns, and land owned by others, including the Partnership, may be able to connect to such system if built; however, to date no such private sewer system has been built in the development and obstacles would have to be overcome for any such system to be built in the future.

■ Other Revenue and Rental Income

From time to time, the Partnership has generated revenue from sources other than real estate sales, such as rental income. The amount of revenue generated from such sources during the last five fiscal years ended December 31 is shown on Table 2, below.

TABLE 2: OTHER REVENUE AND RENTAL INCOME
IN BOILING SPRING LAKES

	2007	2006	2005	2004	2003

Other revenue [a]	$4,234	$23,668	$4,501	$-	$-

Rental income (loss) - net [b]	-	-	(5,553)	1,267	1,375

Notes:
[a]	Reported under “Revenues” on the Statements of Operations.
[b]	Reported as a separate line item under “Operating Income (Loss)” on the Statements of Operations.

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

During the year ended December 31, 2007, the Partnership sold individual undeveloped lots in Boiling Spring Lakes to one buyer for an aggregate of $282,360, or approximately 57% of total revenue from property sales in 2007, and to a second buyer for an aggregate of $124,564, or approximately 25% of total revenue from property sales in 2007. During the year ended December 31, 2006, the Partnership sold individual undeveloped lots in Boiling Spring Lakes to one buyer for an aggregate of $119,256, or approximately 13% of total revenue from property sales in 2006. During the year ended December 31, 2005, the Partnership sold individual undeveloped lots in Boiling Spring Lakes to one buyer for an aggregate of $657,689, or approximately 26% of total revenue from property sales in 2005.

■ Competition

The real estate market in Brunswick County, North Carolina is extremely competitive. The Partnership competes against other real estate developers, real estate brokers, property owners acting without brokers, and others. Property values are dependent upon, among other factors, proximity to and the nature and quality of recreational facilities, retail shopping, commercial sites and schools, and the availability of municipal water (as opposed to well water) and sewer service (as opposed to septic systems). Management believes that other real estate developers have bought some of the Partnership’s land in past years and that other developers may buy land from the Partnership in the future, and that such developers may compete with the Partnership for land sales or sale of improved properties within the City of Boiling Spring Lakes.

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

■ Recent Real Estate Market Conditions

In April 2006, the market for undeveloped land within the City of Boiling Spring Lakes slowed considerably, primarily due to efforts by the U.S. Fish and Wildlife Service (“Fish and Wildlife”) to protect the habitat of the endangered red-cockaded woodpecker (Picoides borealis). Management believes that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker will have the effect of reducing the Partnership’s real estate sales for 2008, and possibly thereafter, from what might otherwise be realized in the absence of such restrictions. The Partnership is currently pursuing a program to study tree density in known foraging areas to demonstrate the potential for coexistence where sufficient tree density exists, that is, that houses can be built on lots now owned by the Partnership while retaining a sufficiently vibrant foraging area for the woodpeckers. Management believes that this program may reduce the amount of the Partnership’s land that is subject to restrictions on development because of the red-cockaded woodpecker, although there can be no assurance that any such reduction will occur or, if it occurs, that such reduction will have a material affect on the Partnership’s business. The Partnership is also participating in a citywide program to study the possibility of relocating the nests of the red-cockaded woodpecker to nearby lands. The State of North Carolina has recently allocated resources to a community board to fund the development of this citywide habitat conservation plan, although there can be no assurance that relocation of nests will, in fact, occur as a result of this study or otherwise.

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

Residential

The real estate market in Brunswick County, following national trends, was significantly slower in 2007 than in 2005 or 2006. The North Carolina Association of Realtors reported that the prices of single-family homes sold in December 2007 were 29% lower than those sold in December 2006. Management believes that a slowing economy and the tightening of credit markets, fueled in part by the turmoil involving subprime mortgages, were the principal reasons for the declines. In addition, the real estate market in the City of Boiling Spring Lakes in 2007 continued to be adversely affected by efforts, beginning in April 2006, by Fish and Wildlife to protect the habitat of the endangered red-cockaded woodpecker. Management believes that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker had the effect of further reducing the Partnership’s real estate sales for 2007.

The recent lowering of interest rates, which were already low by historical standards, and other actions taken by the U.S. Federal Reserve System in recent months appear to have resulted in a slight increase in activity in Brunswick County’s housing market early in 2008, though it is unclear at this time if the market in Boiling Spring Lakes has seen any improvement or will see any improvement during 2008. Management expects that the Partnership’s real estate sales in 2008 will not be significantly greater than in 2007 and may be significantly lower, due principally to economic conditions generally and to continued restrictions on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker within the city limits.

See “Item 1A. Risk Factors - U.S. Fish and Wildlife Service Initiatives,” “Item 1A. Risk Factors - Economic Conditions and the Real Estate Market,” “Item 1A. Risk Factors - Continuation of Slowdown in Real Estate Market,” and “Item 1A. Risk Factors - Real Estate Operations are Cyclical,” below.

 Commercial

Historically, the Partnership’s sales of commercial land have been sporadic, and often the Partnership records no sales of commercial land in a year. Commercial development in Boiling Spring Lakes has largely been concentrated along a stretch of State Road 87, the main road into and out of the development. The local commercial real estate market has never been very strong, due to the City’s relatively small population, the lack of sewer service, and the availability of shopping and services in nearby towns, especially Southport, and large regional shopping centers in Wilmington. Nevertheless, construction was active during 2005 and 2006, but less so in 2007. Management believes that additional construction of commercial buildings along State Road 87 that may occur during 2008 would have a positive effect on the Partnership’s sales of commercial land, but the timing and amount of revenue generated from such sales cannot be accurately projected.

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

■ Employees

The Partnership employs a full-time general manager located in the sales office in Boiling Spring Lakes, North Carolina, and is currently seeking to fill an opening for a full-time administrative assistant/bookkeeper at that location. The General Partner has no full-time employees. The President of the General Partner devotes a portion of his time to the management and affairs of the Partnership. Such person, however, has other responsibilities and he will devote only as much of his time to the business of the Partnership as the General Partner, in its judgment and experience, determines is reasonably required.

■ Liquid Assets and Reserves

As of December 31, 2007, the Partnership held $320,372 in cash and cash equivalents, and had $3,339,193 invested in short-term U.S. Treasury securities having a maturity of more than 91 days but less than one year. Accounts payable and accrued expenses, including accrued expenses owed to affiliates, as of such date totaled $238,625.

The Partnership Agreement obligates the General Partner to distribute Distributable Cash (as such term is defined in the Partnership Agreement). Distributable Cash excludes, among other items, reserves established for working capital, contingent liabilities, taxes, debt service, repairs, replacements, renewals, capital expenditures, or other purposes consistent with the Partnership Agreement. Such reserves are used solely for calculating Distributable Cash and are not treated as deductions from income for accounting purposes. At the beginning of 2002, reserves totaling $1,325,000 had been established. During 2002, reserves totaling $100,000 were established for the additional cost of repairs to the dam and certain road repair and improvement work within the development. During 2003, reserves totaling $250,000 were established for costs associated with the extension of municipal water service to land owned by the Partnership and for certain road repair and improvement work within the development. During 2004, reserves totaling $200,000 were established for certain road repair and improvement work within the development, and the possible installation of a multi-user septic system for certain commercial land. Also during 2004, the Partnership established a $1,000,000 reserve relating to the extension of sewer service to land owned by the Partnership. During 2005, reserves totaling $550,000 were established for surveying, road improvement and repairs, and improvement of certain commercial land. Also during 2005, an additional reserve of $2,500,000 was established relating to the extension of sewer service to land owned by the Partnership. During 2007, reserves totaling $100,000 were established for certain road repair and improvement work within the development. Since the timing of, and costs associated with, the extension of sewer service to the Partnership’s land cannot presently be estimated with any certainty, Management believes that the $1,000,000 initial reserve and supplemental $2,500,000 reserve for the extension of sewer service to the Partnership’s land may have to be supplemented further in future years.

Item 1A. Risk Factors

The Partnership’s business faces numerous risks, including those set forth below. If any of the following risks and uncertainties develops into an actual event, the Partnership’s business, financial condition or results of operations could be materially adversely affected. The risks described below are not the only ones the Partnership faces. Additional risks not presently known to Management or that Management currently deems immaterial may also have a material adverse affect on the Partnership’s business, financial condition, or results of operations.

■ Economic Conditions and the Real Estate Market

The Partnership’s ability to generate revenues is directly related to the real estate market, primarily in North Carolina, and to the economy in general. Real estate markets, generally, are sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, availability of financing, and interest rate levels. Adverse changes in any of these conditions generally, or in the markets where the Partnership operates, could decrease demand and pricing for real estate in these areas or result in customer cancellations of pending contracts, which could adversely affect the amount of land the Partnership can sell or reduce the prices the Partnership can charge for real estate, either of which could result in a decrease in the Partnership’s revenues and earnings. Significant expenditures associated with investment in real estate, such as real estate taxes and infrastructure maintenance costs, cannot generally be reduced if adverse changes in economic conditions or other factors cause a decrease in revenues from the sale of the Partnership’s real estate. As a result, if the growth rate for the economy declines or if a recession occurs, the Partnership’s profitability could be materially adversely affected.

■ Continuation of Slowdown in Real Estate Market

Beginning in fiscal 2006, throughout fiscal 2007, and into the first quarter of fiscal 2008, the Partnership experienced a slowdown in real estate sales. Management believes this slowdown is attributable in part to a decline in consumer confidence, an overall softening of demand for new homes, an oversupply of homes available for sale, the inability of some potential customers to sell their current home, and the turmoil in the mortgage loan market. If these conditions continue over an extended period of time, or worsen, they could adversely affect the Partnership’s financial condition.

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

■ Changes in Interest Rates

The Partnership’s business is sensitive to changes in interest rates. Generally, demand for real estate decreases when interest rates are high or increasing, and demand for real estate increases when interest rates are low or decreasing. Interest rates increased somewhat during 2007 yet remain low by historical standards. An increase in interest rates could reduce the demand for land that the Partnership sells or develops. Any such reduction in demand could adversely affect the amount of land the Partnership can sell or reduce the prices the Partnership can charge for real estate, either of which could result in a decrease in the Partnership’s revenues and earnings.

Many buyers of real estate from the Partnership finance their purchases through mortgages obtained from local banks or other financial institutions. Some buyers have chosen adjustable rate, interest only mortgages or mortgages that involve initial lower monthly payments. As a result, real estate has become more affordable for many people who could not otherwise purchase real estate. Increases in interest rates or decreases in availability of mortgage financing, however, could reduce the market for real estate. Potential purchasers may be less willing or able to pay the increased monthly costs or to obtain mortgage financing that exposes them to interest rate changes. Lenders may further increase the qualifications needed for mortgages or adjust their terms to address any increased credit risk as a result of current and future changes in lending practices arising from subprime financing practices of certain mortgage companies. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their current homes to potential buyers who need financing. These factors could adversely affect the sales or pricing of the Partnership’s land.

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

■ Unavailability of Financing and Affect on Demand for Real Estate

In general, the sale of real estate is negatively affected by the unavailability of construction and mortgage financing as a result of declining customer credit quality, tightening of loan underwriting standards, or other factors. Most individual buyers of undeveloped real estate finance their purchases of land and the construction of a home on that land through third-party lenders. Over the last several months, many third-party lenders have significantly increased underwriting standards and increased interest rates on construction and mortgage financing. In addition, many subprime and other alternate mortgage products are no longer available in the marketplace. If these trends continue, and construction and/or mortgage loans continue to be difficult to obtain, the ability and willingness of prospective buyers to finance purchases of real estate or to sell their existing homes will be adversely affected, which will adversely affect the Partnership’s results of operations through reduced sales revenue, gross margin, and cash flow. Such effect may be material.

■ Changes in Federal Income Tax Laws and Affect on Demand for Real Estate

Changes in federal income tax laws may affect demand for real estate. Various proposals have been publicly discussed to limit mortgage interest deductions and to limit the exclusion of gain from the sale of a principal residence. Enactment of such proposals may have an adverse effect on the homebuilding industry in general and, in turn, on the businesses that sell undeveloped real estate, such as the Partnership. No meaningful prediction can be made as to whether any such proposals will be enacted and, if enacted, the particular form such laws would take.

■ Real Estate Operations are Cyclical

The sale and development of real estate is cyclical and highly sensitive to changes in general and local economic conditions, such as employment levels and job growth, consumer confidence and income, availability of financing for home builders and home buyers, interest rate levels, and housing demand. Sales of undeveloped land are also affected by the supply of alternatives to new homes, such as rental properties and used homes, including foreclosed homes. These economic variables could have an adverse effect on consumer demand for, and the pricing of, our property held for sale, which could cause our sales and revenues to decline, fluctuate significantly from quarter to quarter and from year to year, and to differ materially from the expectations of Management and investors.

■ Real Estate Assets are Illiquid

Real estate generally cannot be sold quickly. Other than for individual lots, the Partnership experiences great volatility in the sale of its land, and often the Partnership records no sales of commercial land and tracts in a fiscal year. It may not be possible to sell property on favorable terms when it is to the Partnership’s economic advantage to do so.

■ Laws and Regulations Governing the Real Estate Industry

The real estate industry is governed by various federal, state and local laws and regulations, including the Fair Housing Act, the Real Estate Settlement Procedures Act, state and local real estate broker licensing laws, federal and state laws prohibiting unfair and deceptive acts and practices, and federal and state advertising laws. Failure to comply with these requirements may result in, among other things, revocation of required licenses, indemnification liability to contract counterparties, administrative enforcement actions, and civil and criminal liability.

For the Partnership to sell real estate directly to purchasers, the Partnership is required to have an individual licensed broker of record. Currently, the general manager of the Partnership’s sales office in Boiling Spring Lakes, North Carolina is the licensed broker of record. If such person’s real estate brokerage license were to lapse, be suspended, or otherwise cease to be in effect, or if the Partnership were to lose the services of its designated broker, the Partnership may be unable to sell real estate directly to purchasers and/or may be subject to fines or legal penalties until the individual’s license is renewed or made current, or the designated broker has been replaced.

■ Taxes and Government Fees

Increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, road improvements and/or provide low and moderate income housing, could increase the Partnership’s costs and have an adverse effect on the Partnership’s operations. Also, increases in local real estate taxes could adversely affect potential customers who may consider those costs in determining whether to reside in Boiling Spring Lakes or elsewhere. In addition, any changes in the income tax laws that would reduce or eliminate tax deductions or incentives to homeowners, such as changes limiting the deductibility of interest on home mortgages, could make housing less affordable or otherwise reduce the demand for housing, which in turn could reduce the Partnership’s sales and income from operations.

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

Due to drought or near-drought conditions for much of 2007 in the southern coastal region of North Carolina, nearly all of the lakes within the City of Boiling Spring Lakes have a water level that is substantially below normal. These conditions resulted in a lowering of the water table, and one or more sink holes developed in the bed of Boiling Spring Lake, the largest lake in the community, which resulted in a further lowering of the water level of that lake. A series of remedial measures taken by the City seem to have solved the issue of the sink holes; however, the lack of normal rainfall has prevented the lakes, including Boiling Spring Lake, from returning to approximately normal levels. A continuation or a return of protracted drought or near-drought conditions in the coastal region of North Carolina could result in a reoccurrence of substantially lower water levels, including in Boiling Spring Lake, and the reoccurrence of one or more sink holes. The occurrence of such eventualities could have a material adverse effect on the Partnership’s ability to develop and sell properties or realize income from projects.

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

The Partnership believes that not more than approximately 180 acres, or approximately 22%, of the Partnership’s land currently may be affected by restrictions relating to the red-cockaded woodpecker. That approximately 180 acres is comprised of approximately 300 individual undeveloped lots, approximately 70 acres of unplatted, undeveloped land intended for residential use, and approximately 10 acres of undeveloped land intended for commercial use. Most of such approximately 180 acres does not meet, or is believed by the Partnership to not meet, current health codes for installing septic systems and, therefore, is not suitable for building until a tie-in to a sewer system becomes available. As land in Boiling Spring Lakes is developed, however, the remaining undeveloped land within the City must be able to support the habitat of the red-cockaded woodpecker; therefore, if land owned by others is developed more quickly than land currently owned by the Partnership, then the remaining undeveloped land owned by the Partnership that is not currently affected by restrictions may become affected. Since mature long-leaf pines are typically located on land that meets current health codes for installing septic systems, it is possible than an increasing percentage of the Partnership’s land that is currently suitable for septic systems will become subject to restrictions on development. Management believes that the Partnership’s land sales will continue to be reduced compared to past years until the City has developed a conservation plan to protect the habitat of the red-cockaded woodpecker or until other means of addressing the concerns of Fish and Wildlife can be implemented.

■ Zoning and Other Regulations

At December 31, 2007, the Partnership owned approximately 244 acres of undeveloped, unplatted land intended for residential use and approximately 219 additional acres of undeveloped, unplatted land intended for commercial use. Changes in zoning or other regulations may prevent the Partnership from subdividing all or a substantial portion of such acreage, which, in turn, may adversely affect the Partnership’s ability to continue generating revenue from real estate sales and/or its ability to effect a bulk sale of all or substantially all of its assets. Rezoning commercial land for residential use may not be possible or, if possible, may be prohibitive due to time and cost. The inability to obtain a rezoning of commercial land may prevent the Partnership from realizing any value in a sale of such land. In addition, changes in zoning or other regulations may require substantially greater expenditures by the Partnership than expected to complete one or more new projects.

Purchasers of land from the Partnership may be subject to periodic delays or may be precluded entirely from developing in certain portions of Boiling Spring Lakes due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. A project for which a purchaser of land from the Partnership, or the Partnership, itself, has received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process. Such a project can also be adversely affected by unforeseen health, safety, and welfare issues, which can further delay the project or prevent its development. As a result, the sales of homes and undeveloped real estate could decline and costs increase, which could negatively affect the Partnership’s results of operations.

■ Availability of Water and Sewer Services

The lack of municipal water and public sewer services has been a major inhibiting factor in the Partnership’s efforts to sell and/or develop land in Boiling Spring Lakes. Prior to 2004, virtually all residents in the development were forced to rely upon well water and individual septic systems. The City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development in 2004. The extension of water service to other portions of the development will depend on, among other factors, the ability to control costs of laying pipelines and the demand for such water service; however, Management believes that land owned by the Partnership is not likely to be affected by additional development phases of the municipal water service in the foreseeable future. Brunswick County has plans for an area-wide sewer system for Boiling Spring Lakes; however, there is no firm date for the County to begin installation of such a system and the Partnership believes that such installation is at least several years in the future. The City of Boiling Spring Lakes has had some preliminary discussions for a municipal sewer system to serve a portion of Boiling Spring Lakes; however, there is no firm date for the City to begin installing such a system and the Partnership believes that, should any such system be installed, the installation is at least several years in the future. A private contractor may elect to install a sewer system to serve a portion of Boiling Spring Lakes where he is looking to develop commercial and/or residential land that he owns; however, there is no certainty that any such private sewer system will be installed or, if installed, that land owned by the Partnership may connect to such private sewer system. A significant portion of the cost of water distribution and sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land. Management cannot estimate with any certainty the amount of any future assessment by the City for installation of water or by the County or a private contractor for installation of sewer lines, nor can it predict with any certainty when any such assessments may be made or, once made, become due. If the Partnership is liable for any such assessment and has insufficient funds to pay such assessment when due or is unable to obtain financing on terms Management believes to be acceptable, the Partnership may be unable to continue operating and may become insolvent.

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

The City of Boiling Spring Lakes will not assume any road that is not paved with asphalt, and the City need not assume any paved road. Accordingly, unless and until the Partnership completes a road and has it paved with asphalt, and the road has been assumed by the City, the Partnership will be responsible for maintaining such road and the right-of-way. Since 2001, the Partnership has spent a total of approximately $193,000 for rocking and paving roads. Otherwise, in recent years, the Partnership has not spent significant amounts toward building or maintaining roads and rights-of-way, and the cost to maintain them may increase substantially. The failure by the Partnership to provide proper maintenance of the roads and rights-of-way which have not been assumed by the City may subject the Partnership to substantially greater risk of litigation from persons adversely affected by such failure.

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

■ Financial Covenants on Indebtedness

At December 31, 2007, the Partnership had no debt outstanding. Should the Partnership incur indebtedness in the future, required payments on such future indebtedness generally would not be reduced if the Partnership’s economic performance declines. If the Partnership’s economic performance declines, cash flow from operations would be reduced. Under such circumstances, the Partnership might not be able to sell some of its assets quickly enough to avoid default on any such future indebtedness. If debt service payments could not be made, the Partnership might sustain a loss, suffer foreclosure by a mortgagee, or suffer judgments against the Partnership.

■ Appraised Value of the Partnership’s Land

From time to time, typically every two years, the Partnership obtains an appraisal of its real estate assets located in Boiling Spring Lakes, North Carolina. Each appraisal is based upon, among other factors, recent sales of real estate and the then-current market conditions for real estate generally, as well as in North Carolina, Brunswick County, and Boiling Spring Lakes, in particular. The appraised value of the appraised assets set forth in an appraisal report may vary significantly from the appraised value set forth in any previous or future appraisal report for one or more reasons, including, among others, a change in market conditions and a change in the assets being appraised. There is no guarantee that the Partnership could obtain the appraised value upon a sale of the appraised assets, and, in the event of a sale of the appraised assets, the actual sale price could be higher or lower than the appraised value set forth in any appraisal report.

■ FDIC Insurance Risk

The Partnership maintains its cash primarily at a bank insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC, an independent agency of the United States government, insures deposits up to $100,000 per depositor, per bank, subject to certain conditions. At December 31, 2007, the Partnership maintained cash balances $219,847 in excess of FDIC-insured amounts. In the event that the bank where the Partnership maintains its accounts becomes insolvent, the Partnership may lose some or all of such excess.

■ SIPC Insurance Risk

The Partnership purchases and holds U.S. Treasury securities through a brokerage account at a securities broker-dealer insured by the Securities Investor Protection Corporation (“SIPC”). The SIPC, a non-profit corporation set up and funded by the brokerage industry, insures investors accounts up to $500,000 per investor, subject to certain conditions, in the event that a member brokerage firm goes bankrupt and cash and securities are missing from customer accounts. At December 31, 2007, the Partnership’s aggregate investment in Treasury bills and other Treasury securities had a value $2,794,945 in excess of SIPC-insured amounts. In the event that the broker-dealer where the Partnership maintains its securities becomes insolvent and securities are missing from the Partnership’s account, the Partnership may lose some or all of such excess.

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

Boiling Spring Lakes, North Carolina

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

The Partnership’s principal asset is its undeveloped land in Boiling Spring Lakes, comprising approximately 819 acres. As of December 31, 2007, the Partnership owned the following:

•	approximately 356 acres, divided into 1,080 platted unimproved individual lots, both recorded and unrecorded, intended for residential use;

•	approximately 244 acres of undeveloped land intended for residential use;

•	approximately 219 acres of undeveloped land intended for commercial use;

•	a building comprising approximately 500 sq. ft. that is leased to the City of Boiling Spring Lakes at a rate of $1 per year for use as a post office; and

•	a sales office comprising approximately 1,269 sq. ft.

Management intends to continue emphasizing the sale of individual lots in Boiling Spring Lakes, concentrating on lots situated on existing paved roads and rocked roads. From time to time, the Partnership will add to its inventory of lots situated on paved roads and rocked roads by paving or rocking roads that are currently unpaved or not rocked. The Partnership intends to continue selling its land on an all-cash basis.

To increase lot sales, in 1995, Management initiated a project involving the construction of a house on a lot owned by the Partnership and the immediate marketing of the house and lot for sale, with the cost of construction financed with a line of credit from a local bank. The Partnership achieved some success through 1999, selling five properties and earning a profit on each sale; however, the Partnership elected to suspend the project in 2000 in view of rising construction costs and decreased margins. The Partnership has not constructed any houses since 2000, though Management may resume the project during 2008.

Pimlico Plantation, South Carolina

The Partnership was previously engaged in selling land in Pimlico Plantation, a development in Berkeley County, South Carolina. The Partnership sold its last lot in Pimlico Plantation in 2003, and the Partnership no longer owns any properties outside of Boiling Spring Lakes.

Appraisal of Real Estate Assets

The Partnership obtained from Robert C. Cantwell and Associates (the “Appraiser”) an independent MAI appraisal report dated March 2, 2008 valuing the Partnership’s real estate assets located in Boiling Spring Lakes at December 31, 2007. Such assets comprised substantially all of the assets of the Partnership on such date other than cash, U.S. Treasury securities, and the promissory note received as partial consideration in the 2001 sale of the assets of Fox Squirrel/The Lakes. The appraisal values the appraised assets at $4,000,000 (the “Appraised Value”). The Appraised Value is the Appraiser’s opinion of the most probable price which the property should bring in a competitive and open market under all conditions requisite to a fair sale, and assumes, among other things, a typically motivated buyer and seller in an “arm’s length” transaction, both parties are well informed or well advised about the assets and each acting in what he considers his own best interest, a reasonable time is allowed for exposure in the open market, payment is made in cash in U.S. dollars, and the price is unaffected by special or creative financing or sales concessions granted by anyone associated with the sale. As such, there is no guarantee that the Partnership could realize the Appraised Value of such assets upon a sale. The actual sale price could be higher or lower than the Appraised Value. The appraisal is not in connection with any requested minimum, maximum or specific appraised value, any pending or proposed sale or other transaction, or approval of any loan involving the appraised assets or the Partnership. The foregoing summary of the appraisal is limited in its entirety by reference to the full appraisal report, a copy of which is filed with the Securities and Exchange Commission as an exhibit to this Annual Report on Form 10-K (the photographs, that appear in the hard copy of the appraisal are excluded from the electronic filing of the exhibit).

During 1988, the Partnership reduced the carrying value of the Boiling Spring Lakes property as a result of an appraisal obtained in December 1988. During 1993, 1995, 1998, 2000, 2004, and 2006, the Partnership obtained updated appraisals of the Boiling Spring Lakes property. Based upon those updated appraisals, no additional reduction to the carrying value was made. As a result of the appraisal dated as of December 31, 2007 and in view of current market conditions, the Partnership and its accountants believe that the valuation allowance at December 31, 2007 is appropriate, and that no adjustment to the valuation allowance need be made.

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

No matters were submitted to a vote of unit holders during the fourth quarter of 2007.

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

During 2006 and 2007, the partnership units were quoted on the OTC Pink Sheets under the symbol REEV.PK. The following table sets forth the high and low closing bid quotations in each of the four quarters of fiscal 2007 and fiscal 2006. The information was obtained from Pink Sheets LLC. Such over-the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not represent actual transactions.

TABLE 3: QUARTERLY INFORMATION ON PRICE RANGE OF PARTNERSHIP UNITS

		High	Low
		Bid	Bid
Fiscal 2007:
Fourth Quarter	(October 1 - December 31)	$1.75	$1.75
Third Quarter	(July 2 - September 28)	$1.90	$1.75
Second Quarter	(April 2 - June 29)	$2.10	$1.90
First Quarter	(January 3 - March 30)	$2.60	$2.10

Fiscal 2006:
Fourth Quarter	(October 2 - December 29)	$2.60	$2.35
Third Quarter	(July 3 - September 29)	$2.35	$1.60
Second Quarter	(April 3 - June 30)	$1.60	$1.60
First Quarter	(January 3 - March 31)	None	None

■ Holders of Units

As of December 31, 2007, there were 1,800 registered holders of partnership units. The total number of record holders has not changed substantially from December 31, 2007 to March 23, 2008, the latest practicable date prior to the filing of this Annual Report on Form 10-K.

■ Distributions

The Partnership has paid no cash distributions to partners since its inception in 1980. Management expects that no such distributions will be paid in 2008, even though the Partnership’s earnings may indicate an ability to do so.

A significant portion of the cost of water distribution and sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land. Management cannot estimate with any certainty the amount of any future assessment by the City of Boiling Spring Lakes for installation of water or by Brunswick County or a private contractor for installation of sewer lines, nor can it predict with any certainty when any such assessments may be made or, once made, become due. If the Partnership is liable for any such assessment and has insufficient funds to pay such assessment when due or is unable to obtain financing on terms Management believes to be acceptable, the Partnership may be unable to continue operating and may become insolvent. Furthermore, it is the Partnership’s experience that revenues are highly variable and may not be sufficient in future years to cover expenses and necessary capital expenditures, and that a bulk sale of assets for cash is extremely difficult to achieve.

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

■ Purchases of Units by the Partnership and Affiliates

Purchases by the Partnership

The Partnership’s limited partnership agreement allows the Partnership to repurchase partnership units; however, the agreement does not require that the Partnership or the General Partner repurchase partnership units on demand of partners, nor does the agreement provide for a minimum purchase price or establish a mechanism for determining a purchase price. Since inception, the Partnership has rarely purchased partnership units. There were no such repurchases during 2007.

From time to time, in accordance with applicable securities laws, the Partnership may utilize excess cash by repurchasing partnership units, although there are currently no plans to do so. Since the amount of excess cash available for such purpose cannot be estimated at this time due to the inability to accurately estimate the amount of any assessments related to water and sewer service and also due to the highly variable nature of the Partnership's cash flow, there can be no assurance as to the number of partnership units which will actually be repurchased, if any such repurchases will, in fact, occur, or the prices at which such repurchases, if any, will be made.  There were no purchases of partnership units by the Partnership or the General Partner during 2007.

Purchases by Affiliates

There were no purchases of partnership units by affiliates of the Partnership or the General Partner during 2007.

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

TABLE 4: SELECTED INCOME STATEMENT DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003	[a]
Revenues:
Property sales	$499,755	$899,411	$2,487,651	$1,173,968	$483,407
Sale of golf club
Prev. deferred revenue	-	-	-	-	862,500
Prev. deferred interest income	-	-	-	-	149,745
Interest inc. on note receivable	-	-	-	-	6,145
Other interest inc. and fin. charges	181,790	172,537	74,908	20,984	3,559
Other revenue	4,234	23,668	4,501	-	-
Total revenues	685,779	1,095,616	2,567,060	1,194,952	1,505,356

Operating expenses:
Direct costs of property sold	14,598	11,070	163,091	41,062	462,256
Selling, gen. & admin. expenses	675,214	652,290	675,135	484,363	443,135
Depreciation	3,924	3,969	2,791	1,730	1,468
Interest	-	-	-	-	4,702
Total operating expenses	696,736	667,329	841,017	527,155	911,561

Operating income (loss)	(7,957)	428,287	1,726,043	667,797	593,795
Rental income (loss) - net	-	-	(5,553)	1,267	1,375
Net income (loss)	$(7,957)	$428,287	$1,720,490	$669,064	$595,170

Per Unit Data
Net income	$0.00	$0.24	$0.95	$0.37	$0.33
Distributions	-	-	-	-	-

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

TABLE 5: SELECTED BALANCE SHEET DATA

	At December 31,
	2007	2006	2005	2004	2003	[a]
Cash, prepaid expenses and
other current assets	$3,659,565	$3,670,587	$3,511,837	$1,504,988	$823,274
Note receivable	128,823	133,769	138,303	142,457	146,265
Properties held for sale and
property and equipment, net	570,253	517,796	401,722	521,128	489,777
Total assets	$4,358,641	$4,322,152	$4,051,862	$2,168,573	$1,459,316

Accounts payable and
accrued expenses	$238,625	$194,179	$352,176	$189,377	$149,184
Total liabilities	238,625	194,179	352,176	189,377	149,184
Partners' capital	4,120,016	4,127,973	3,699,686	1,979,196	1,310,132
Total liabilities and
partners' capital	$4,358,641	$4,322,152	$4,051,862	$2,168,573	$1,459,316

Notes:
[a]	In March 2001, the Partnership sold the assets of Fox Squirrel Country Club for cash and a note receivable. In accordance with SFAS 66, the assets that were sold remained on the Partnership’s balance sheet and were classified as assets held for sale or disposal, the operations of the golf course and country club were classified as discontinued operations through the date of sale, the cash down payment was recorded as a deposit on the sale contract, and payments made by the buyer on the note receivable were recorded as increases in the deposit on the sale contract. In June 2003, the buyer made an early repayment of principal on the note receivable. With such repayment of principal, the cash consideration paid by the buyer exceeded 25% of the total consideration paid for the assets. Accordingly, for the fiscal year ended December 31, 2003, the transaction was recorded on the Partnership’s financial statements as a sale of assets and a $341,221 gain on the sale of the assets was recognized.

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

■ Note Receivable

The Partnership closed a sale agreement for the assets of Fox Squirrel/The Lakes on March 9, 2001. Under the agreement, the Partnership received $150,000 in cash and a note receivable (“Promissory Note”) for $712,500. The Promissory Note initially accrued interest at 9.75% per annum, payable monthly, and had a maturity date of March 9, 2004. The Promissory Note was initially collateralized by a first mortgage on the assets of the country club. Since the cash down payment represented less than 25% of the total consideration paid for the assets, the transaction was recorded on the Partnership's financial statements using the deposit method as defined in SFAS No. 66, “Accounting for Sales of Real Estate.” The deposit method requires, among other things, that until the total cash received by the Partnership from the down payment and principal payments on the Promissory Note is at least 25% of the total consideration paid: (a) the sold assets remain on the Partnership's balance sheet as assets held for sale or disposal; (b) the operations of Fox Squirrel/The Lakes prior to the sale be recorded as discontinued operations; (c) cash received from the buyer be shown as a deposit on contract; and (d) payments received from the buyer with respect to the Promissory Note be treated as an increase in the deposit.

In June 2003, in connection with the buyer’s obtaining financing from a bank, WW-Golf, the buyer of the assets, made an early repayment of principal of $534,748, reducing the unpaid principal amount outstanding under the Promissory Note at that time to $147,757. The terms of the Promissory Note were then modified to provide for an annual interest rate equal to the higher of (a) 8.75% and (b) 2% over the bank’s prime rate, and the maturity date was extended to July 15, 2008. In addition to the foregoing modifications to the Promissory Note, the Partnership subordinated its lien priority on the assets sold to WW-Golf to that of the bank. With such prepayment of principal, the cash consideration paid by WW-Golf exceeded 25% of the total consideration paid for the assets. Accordingly, for the fiscal year ended December 31, 2003, the transaction was recorded on the Partnership’s financial statements as a sale of assets and a $341,221 gain on the sale of the assets was recognized.

At December 31, 2007, the principal amount of the Promissory Note was $128,823.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

■ Revenues

Overall, revenues decreased 37% to $685,779 in 2007, compared to $1,095,616 in 2006. The principal components of revenues and Management’s explanations for year-to-year changes are set forth below.

Property Sales

Revenue decreased 44% to $499,755 in 2007, compared to $899,411 in 2006.

Revenue from the sale of unimproved individual lots was $449,890 in 2007, compared to $664,974 in 2006. The number of lots sold during 2007 and 2006 was 14 and 25, respectively. Management attributes the 32% decrease in revenue and the 44% decrease in the number of lots sold primarily to a slowing economy and the tightening of credit markets, fueled in part by the turmoil involving subprime mortgages, as well as to efforts, beginning in April 2006, by Fish and Wildlife to protect the habitat of the endangered red-cockaded woodpecker, which efforts slowed home building activity and real estate sales in Boiling Spring Lakes.

For 2007 and 2006, the average sales price per lot was $32,135 and $26,599, respectively. Management attributes the 21% increase in the average sales price per lot primarily to the relative mix of lots sold. Lots adjoining or close to the golf course, for example, generally sell for more than lots that are not close to the golf course, and lots which are suitable for the installation of individual on-site septic systems generally sell for more than lots that are not suitable for on-site septic systems.

Revenue from the sale of commercial land was $29,940 in 2007, compared to $234,437 in 2006. The Partnership’s sales of commercial land are sporadic, highly variable, and largely beyond the Partnership’s control.

Revenue from the sale of other land was $19,925 in 2007. No such land was sold in 2006. The Partnership’s sales of other land are sporadic, highly variable, and largely beyond the Partnership’s control.

Management expects that revenue from property sales for 2008 will be approximately the same as or more than for 2007, but could be significantly less than for 2007.

Interest Income

Interest income in 2007 was $181,790, compared to $172,537 in 2006. Management attributes the 5% increase to somewhat higher interest rates generally during 2007 than during 2006.

Other Revenue

Other revenue in 2007 was $4,234, compared to $23,668 in 2006. The decrease of 82% is due substantially to the recognition as income of $15,394 in excess accruals for accounting and tax fees for 2004 and 2005 during 2006. At December 31, 2005, Management overestimated by $15,394 the amount of accounting and tax fees that the Partnership would have to pay during 2006 for services rendered with respect to 2005 and 2004. Excluding such amount, Other Revenue for 2006 was $8,274, comprised primarily of tax refunds received during 2006 for prior years.

■ Direct Costs of Property Sold

Direct costs of property sold increased 32% to $14,598, compared to $11,070 in 2006. Management attributes the increase in costs primarily to the location of the individual undeveloped lots sold. During late 2006 and 2007, the Partnership made capitalized expenditures to improve roads within certain sections, with the amount spent in a section allocated among the lots within such section. This results in individual lots within those sections generally having a higher carrying cost, that is, a higher book value, than lots within sections where the Partnership has not made capital improvements. During 2007, the Partnership sold 12 lots within sections where capital improvements had been made in recent months.

The Partnership's carrying cost of the commercial land and other land sold during 2007 and 2006 was nominal.  As a result, the direct cost of such property represented approximately 5% of the total direct cost of property sold during 2007, and less than 1% of the total direct cost of property sold during 2006.

■ Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 4% to $675,214, compared to $652,290 in 2006. Noteworthy changes from 2006 in the components of selling, general and administrative expenses, and the reasons therefor, are as follows:

Real Estate Taxes

Real estate taxes increased 132% to $119,870, compared to $51,571 in 2006. Management attributes the increase to a county-wide reassessment during early 2007 which had the effect of increasing the aggregate assessed value of the Partnership’s land by more than 200%, which more than offset the decrease in the tax rate. Each of the individual platted lots owned by the Partnership -- 1,080 lots at December 31, 2007 -- is assessed individually at its market value as determined by the local taxing authorities, with no significant discount to reflect common ownership. Consequently, Management believes that the Partnership’s real estate tax burden is substantially higher than would be the case if few lots, or no lots, were actually platted. Due to the state law under which the taxes are levied, Management’s efforts to date to obtain relief have not resulted in lowering the Partnership’s real estate tax burden.

Income Taxes

During 2007, the Partnership paid $35,000 in state income taxes to North Carolina relating to fiscal 2006. During 2006, the Partnership paid $150,304 in state income taxes relating to fiscal 2005. The 77% decrease reflects the Partnership’s decrease in profitability from 2005 to 2006. As a limited partnership, the Partnership generally passes income tax liability through to its partners. With respect to 2006 and 2005, however, Management believes that the administrative cost of allocating such liability among the partners, and maintaining records therefor, would be unreasonably time-consuming and complex. Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of the Partnership’s income for each such year would be/has been reduced by a pro rata share of such taxes paid.

Salaries, Wages and Related Expenses

During 2007, the Partnership paid a total of $55,569 in salaries, wages, and incentive compensation, compared to $92,669 during 2006, for a net decrease of 40%. The Partnership pays the general manager of its Boiling Spring Lakes office a commission on land sales based upon the gross sales price of land sold. Since the Partnership experienced a 44% decrease in revenue from land sales for 2007 compared to 2006, total commissions paid to the general manager decreased as well.

Miscellaneous Expenses

During 2007, the Partnership incurred $48,698 in connection with studies involving, and consultants’ work relating to, alternatives for addressing Fish and Wildlife’s concerns about protecting the habitat of the red-cockaded woodpecker on and in proximity to land owned by the Partnership. No such expenses were incurred during 2006.

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

Consulting Fees

During 2007, the Partnership paid consulting fees of $100,000 to an affiliate of the general partner in connection with the tender offers for the Partnership’s units made by third parties during 2006. No similar expense was incurred by the Partnership during 2006.

 ■ Depreciation

Depreciation expense decreased 1% to $3,924 in 2007, compared to $3,969 in 2006. Management attributes the decrease to certain assets becoming fully depreciated during 2007 and no material increase in depreciable assets.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

■ Revenues

Overall, revenues decreased 57% to $1,095,616, in 2006, compared to $2,567,060 in 2005. The principal components of revenues and Management’s explanations for year-to-year changes are set forth below.

Property Sales

Revenue decreased 64% to $899,411 in 2006, compared to $2,487,651 in 2005.

Revenue from the sale of unimproved individual lots was $664,974 in 2006, compared to $1,899,321 in 2005. The number of lots sold during 2006 and 2005 was 25 and 81, respectively. Management attributes the 65% decrease in revenue and the 69% decrease in the number of lots sold to initiatives undertaken early in 2006 by Fish and Wildlife to protect the habitat of the red-cockaded woodpecker.

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

Interest Income

Interest income in 2006 was $172,537, compared to $74,908 in 2005. The 130% increase is due in part to somewhat higher interest rates generally during 2006 than during 2005, and in part to a shift from investments in Treasury Bills having a maturity of 91 days or less into Treasury Bills having a maturity of more than 91 days but not more than a year. The shift into longer maturities resulted in the Partnership earning slightly higher interest rates on its investments in 2006 than in 2005, since, usually, all other things being equal, the longer the time to maturity of a debt security, the higher the interest rate investors receive. In addition, interest income earned on Treasury Bills having a maturity of 91 days or less is typically recognized at maturity, whereas interest income on Treasury Bills having a maturity greater than 91 days is typically accrued during the investment holding period. This accounting treatment had the effect of recognizing $34,053 of interest income during 2006 that would otherwise have been recognized in 2007.

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

■  Cash Flows from Operating Activities

During 2007, the Partnership used $14,436 of net cash in operating activities, compared to $162,101 of net cash generated from operating activities during 2006. The change is due principally to the substantially lower revenue from property sales in 2007 than in 2006 and to the decrease in accrued liabilities owed to the General Partner and its affiliates during 2006.

■  Cash Flows from Investing Activities

Net cash used in investing activities was $4,510 in 2007, compared to $1,349,789 of net cash used in 2006. The change is due primarily to the shift by Management during 2006 from investing the Partnership’s excess cash balances in U.S. Treasury securities having a maturity of less than 91 days to investing in U.S. Treasury securities having a maturity at the time of investment of more than 91 days. For financial reporting purposes, the Partnership treats investments in and maturities of U.S. Treasury securities having a maturity at the time of investment of 91 days or less as changes in cash, whereas investments in and maturities of U.S. Treasury securities having a maturity at the time of investment of more than 91 days are treated as uses of cash for investing activities and sources of cash from investing activities, respectively.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

The Partnership has no contractual obligations of the type required to be disclosed by Item 303(a)(5) of Regulation S-K.

Capital Expenditures During 2008

The Partnership plans to spend $373,000 during 2008 for rocking and/or paving certain roads, and preparing certain land for sale. Management believes that such expenditures will result in the sale of certain individual lots at a sales price per lot substantially higher, and at a pace substantially faster, than could be achieved if such work were not completed. Management expects that such expenditures will be funded out of existing cash balances, from cash generated from real estate sales, and/or from the proceeds of maturing U.S. Treasury securities. Such costs will be treated as a capital expenditure and have the effect of increasing the cost basis of the individual lots in the sections within which the roads are situated. In addition, to address Fish and Wildlife’s concerns of the red-cockaded woodpecker on certain portions of the Partnership’s land, the Partnership plans to spend $37,000 during 2008, with additional amounts, as yet undetermined, likely to be sent in future years. Depending upon market conditions and other relevant factors, Management may decide to spend more or less than such amounts during 2008.

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

Inflation has had only a minor impact on the Partnership’s operations during the fiscal years ended December 31, 2007, 2006, and 2005. Moderate increases in costs and expenses incurred as a result of inflation have, Management believes, largely been offset by increases in the sales prices of land sold.

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

The Partnership also has exposure to market risk for changes in interest rates due primarily to the following:

•
Cash: Substantially all of the Partnership’s cash is deposited in an account at a local financial institution bearing interest at a variable rate. If interest rates were to increase, the Partnership would earn more interest income on its cash balances. If interest rates were to decrease, the Partnership would earn less interest income on its cash balances.

•
U.S. Treasury securities: The Partnership invests excess cash in U.S. Treasury securities having a maturity at the time of purchase of more than 91 days but less than one year. All of such securities are classified as trading securities. If interest rates were to increase, upon sale or maturity of the U.S. Treasury securities currently held, the Partnership would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the securities then purchased. If interest rates were to decrease, upon sale or maturity of the U.S. Treasury securities currently held, the Partnership would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the securities then purchased. Unrealized gains or losses on U.S. Treasury securities held due to changes in interest rates would not be realized so long as the securities are held to maturity.

•
Note receivable: The interest rate on the note receivable is the higher of (a) 8.75%, and (b) 2% above the prime interest rate of a reference bank. If interest rates were to increase, then (a) prior to the maturity date of the note receivable, the Partnership would earn more interest income only if interest rates were to rise to the point that the stated interest rate on the note receivable were to increase above 8.75%, and (b) upon maturity of the note receivable, the Partnership would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the securities then purchased. If interest rates were to decrease, then (a) prior to the maturity date of the note receivable, the Partnership’s interest income would not change, since the stated interest rate on the note receivable would not fall below 8.75%, and (b) upon maturity of the note receivable, the Partnership would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the securities then purchased. Unrealized gains or losses on the note receivable, if any, due to changes in interest rates would not be realized so long as the note receivable is held to maturity.

At December 31, 2007, the Partnership had cash of $320,372. In addition, the Partnership held $3,339,193 in U.S. Treasury securities having a maturity at the time of purchase of more than 91 days but less than one year. Had the average level of interest rates during 2007 been higher or lower by 100 basis points or one percent (1%), the Partnership’s net income would have been approximately $36,172 more or less, respectively. The foregoing estimate of the change in net income is based upon quarterly average balances shown on the Partnership’s balance sheets at March 31, June 30, September 30, and December 31, 2007.

At December 31, 2006, the Partnership had cash of $339,318. In addition, the Partnership held $3,331,269 in U.S. Treasury securities having a maturity at the time of purchase of more than 91 days but less than one year. Had the average level of interest rates during 2006 been higher or lower by 100 basis points or one percent (1%), the Partnership’s net income would have been approximately $19,220 more or less, respectively. The foregoing estimate of the change in net income is based upon quarterly average balances shown on the Partnership’s balance sheets at March 31, June 30, September 30, and December 31, 2006.

The Partnership had no interest-bearing debt outstanding during 2007 or 2006.

The Partnership does not enter into derivative contracts for its own account to hedge against the risk of changes in interest rates.

The principal amount of the note receivable on December 31, 2007 and December 31, 2006 was $128,823 and $133,769, respectively.

Item 8. Financial Statements and Supplementary Data

See Part IV, “Item 15. Exhibits and Financial Statement Schedules," for the response to this item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The following report of Management shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Partnership's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Partnership’s Chief Executive Officer and Chief Financial Officer, or the person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Partnership’s management has the responsibility for establishing and maintaining adequate internal control over the Partnership’s financial reporting. Since the Registrant is a limited partnership, it has no officers or directors. Mr. Davis P. Stowell, president of the General Partner, carries out the functions of the principal executive officer and the principal financial officer of the Partnership, and, accordingly, is deemed to be the Partnership’s “management” for purposes involving the evaluation of the disclosure controls and procedures and the effectiveness thereof. Mr. Stowell has, as of the end of the period covered by this Annual Report on Form 10-K, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and has determined that such disclosure controls and procedures are effective at the reasonable assurance level.

In designing and evaluating the internal controls, including internal control over financial reporting, Management recognized that any internal controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible internal controls. Because of the inherent limitations in all internal control systems, no evaluation of internal controls can provide absolute assurance that all internal control issues and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, internal controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the internal control. The design of any system of internal controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any internal control will succeed in achieving its stated goals under all potential future conditions. Over time, an internal control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures related to the internal control may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

This Annual Report on Form 10-K does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only Management’s report in this Annual Report on Form 10-K.

There has been no change in the Partnership’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the last fiscal quarter of 2007 that has materially affected or is reasonably likely to materially affect the Partnership’s internal control over financial reporting. The Partnership does not believe any significant deficiencies or material weaknesses exist in its internal control over financial reporting. Accordingly, no corrective actions have been taken.

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

Officers and Directors of the General Partner

Davis P. Stowell, 51, President and Director of the General Partner. Mr. Stowell has been President and a director of Grace Property Management, Inc. since 2003. He was Vice President of the General Partner from 1993 to 2003. He is also an officer of affiliates of Grace Property Management, Inc., most of which positions he has held since 1989.

Audit Committee of the General Partner

The General Partner has no committees, including an audit committee. The Board of Directors of the General Partner functions in the capacity of an audit committee. The Board of Directors of the General Partner has determined that Davis P. Stowell is an “audit committee financial expert” and that he is not “independent” as each such term is defined by the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires that reports of beneficial ownership of partnership units and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons.” The Partnership is required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2007. To the Partnership’s knowledge, based solely upon a review of all Section 16(a) filings furnished to the Partnership by Section 16(a) reporting persons or written representations that no such reports were required, during the fiscal year ended December 31, 2007, all Section 16(a) reporting persons complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

In connection with its role as general partner of the Partnership, the General Partner has adopted a Code of Ethics that applies to each person who performs one or more of the following functions: principal executive officer, principal financial officer, and principal accounting officer or controller. There has been no change to or amendment of the Code of Ethics during 2007. The Partnership shall furnish, without charge, a copy of the Code of Ethics to any person who requests a copy in writing sent to the General Partner at the following address: Mr. Davis P. Stowell, President, Grace Property Management, Inc., 55 Brookville Road, Glen Head, NY 11545.

Item 11. Executive Compensation

The total compensation earned by the General Partner during each of the last three fiscal years ended December 31 is set forth in Table 6, below.

TABLE 6: SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	General Partner Fee [a]
Grace Property Management, Inc.,	2007	$160,000
General Partner	2006	160,000
	2005	150,000

Notes:
[a]	Excludes payments made to affiliates of the General Partner as described in “Item 13. Certain Relationships and Related Transactions.”

During 2007, payments made by the Partnership to the General Partner totaled $160,000, representing general partner fees for the first, second, and third quarters of 2007 as well as the fourth quarter of 2006. During 2006, payments made by the Partnership to the General Partner totaled $232,500, representing general partner fees for the first, second, and third quarters of 2006 as well as the second, third, and fourth quarters of 2005. During 2005, payments made by the Partnership to the General Partner totaled $57,500, representing general partner fees for the first quarter of 2005 as well as the fourth quarter of 2004. As of December 31, 2007, general partner fees accrued but not paid to Grace Property Management, Inc. totaled $40,000, representing general partner fees for the fourth quarter of 2007. As of December 31, 2006, general partner fees accrued but not paid to Grace Property Management, Inc. totaled $40,000, representing general partner fees for the fourth quarter of 2006. As of December 31, 2005, general partner fees accrued but not paid to Grace Property Management, Inc. totaled $112,500, representing general partner fees for the second, third, and fourth quarters of 2005. Such amount was paid during the first quarter of 2006. The Partnership has no ongoing plan or arrangement with respect to future remuneration to Grace Property Management, Inc. other than to accrue interest (at an annual rate of 10%, compounded quarterly) on the unpaid balance when cash flow is insufficient to pay general partner fees.

As of December 31, 2007, the Partnership had a group life insurance plan in place covering the full-time employees of the Partnership located in Boiling Spring Lakes. The Partnership has no pension or profit sharing plan but does provide for incentive bonus compensation to its employees located in Boiling Spring Lakes for meeting or exceeding predesignated budget targets. The Partnership has no options, warrants, or appreciation rights outstanding. No Management person is indebted to the Partnership. Other than for accrued vacation and accrued travel and other expenses, the Partnership is not indebted to any of its employees.

See “Item 13. Certain Relationships and Related Transactions,” for other payments made to affiliates of the General Partner.

Compensation Committee Interlocks and Insider Participation

Not applicable.

Compensation Committee Report

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters

Security Ownership of Certain Beneficial Owners

As of March 23, 2008, the Partnership has 1,811,562 partnership units issued and outstanding. Information as of March 23, 2008 concerning the number of partnership units beneficially owned by the persons who, to the knowledge of Management, beneficially owned more than 5% of the units issued and outstanding on such date is set forth in Table 7, below.

TABLE 7: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Name and Address of Beneficial Owner	Amount Beneficially Owned [a]		Percent of Class
Grace & White, Inc. 515 Madison Avenue Suite 1700 New York, NY	328,680	[b] [c]	18.1%
US Bank Trust National Association, as trustee 141 North Main Avenue Suite 300 Sioux Falls, SD	316,403	[d]	17.5%
John S. Grace 55 Brookville Road Glen Head, NY	172,434	[e]	9.5%
MPF Flagship Fund 10, LLC; SCM Special Fund, LLC; and MPF-NY 2006, LLC c/o MacKenzie Patterson Fuller, LP 1640 School Street Moraga, CA	107,724	[f]	5.9%

Notes:
[a]	Unless otherwise indicated, each of the persons named has sole voting and investment power.
[b]
Information was obtained from Schedule G filed with the Securities and Exchange Commission on February 8, 2008 as an investment adviser registered under Section 203 of the Investment Advisers Act of 1940.

[c]
The party’s Schedule 13G states that the party has sole voting power as to 33,757 units, and sole dispositive power as to 328,680 units. The 328,680 units includes, among others, 109,173 units owned by the Grace Grandchildren Trust.

[d]	Includes 109,173 units owned by the Grace Grandchildren Trust and 207,230 units owned by the Lorraine QTIP Trust, of which trusts US Bank Trust National Association is trustee.
[e]	Excludes 25,100 units owned by the General Partner.
[f]	Information was obtained from a Schedule TO, Amendment No. 2, filed with the Securities and Exchange Commission on November 13, 2006 by the parties and certain of their affiliates.

Security Ownership of Management

Information as of March 23, 2008 concerning the number of partnership units beneficially owned by (1) Grace Property Management, Inc., the General Partner, (2) each director of Grace Property Management, Inc., and (3) the directors and executive officers of Grace Property Management, Inc. as a group is set forth in Table 8, below.

TABLE 8: SECURITY OWNERSHIP OF MANAGEMENT

Name and Address of Beneficial Owner	Amount Beneficially Owned [a]		Percent of Class
Grace Property Management, Inc. (the General Partner)[b]	25,100		1.4%
Davis P. Stowell [b]	--	[c]	--
All directors and officers of the General Partner as a group (1 person)	--	[c]	--

Notes:
[a]	Unless otherwise indicated, each of the persons named has sole voting and investment power.
[b]	Address is 55 Brookville Road, Glen Head, NY.
[c]	Excludes 25,100 units owned by the General Partner.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

For 2007, 2006, and 2005, the General Partner and its affiliates charged the Partnership for general partner fees, rent, consulting fees, legal services, and interest on unpaid balances at an annual rate of 10%, compounded quarterly, as set forth in Table 9, below. All of such charges have been provided for in the Partnership’s financial statements. Amounts paid by the Partnership to the General Partner and its affiliates during 2007, 2006 and 2005 reflect amounts previously accrued and unpaid. See “Item 11. Executive Compensation,” for information on general partner fees paid to the General Partner.

TABLE 9: CHARGES BY GENERAL PARTNER AND ITS AFFILIATES 2005 - 2007

	2007	2006	2005
General partner fee	$160,000	$160,000	$150,000
Rent for office space	19,000	19,000	18,000
Reimbursement of expenses	1,366	6,124	--
Consulting fees	100,000	--	--

An affiliate of the General Partner charges the Partnership for office space used by officers of the General Partner. The amounts charged for 2007, 2006, and 2005 are set forth in Table 9, above. The amount paid by the Partnership during 2007 was $19,000, which represents rent for the first, second, and third quarters of 2007 as well as the fourth quarter of 2006. The amount paid by the Partnership during 2006 was $27,750, which represents rent for the first, second, and third quarters of 2006 as well as the second, third, and fourth quarters of 2005. The amount paid by the Partnership during 2005 was $8,250, which represents rent for the first quarter of 2005 as well as the last quarter of 2004. At December 31, 2007, the amount of accrued but unpaid rent was $4,750.

An affiliate of the General Partner was paid $100,000 in consulting fees in connection with the tender offers for the Partnership’s units made by third parties during 2006.

An affiliate of the General Partner is paid consulting fees in connection with the sale of the assets of Fox Squirrel/The Lakes. Such consulting fees are equal to 2½% of the gross purchase price paid in cash at the March 2001 closing and, thereafter, 2½% of the principal payments received by the Partnership on the Promissory Note. All of such consulting fees have been accrued on the Partnership’s financial statements and are paid as and when principal on the Promissory Note is received by the Partnership. Assuming that all future payments of principal are received in a timely manner, the Partnership will pay additional consulting fees to such affiliate of the General Partner of $3,221 in 2008. Given the relatively minor amounts of each monthly payment prior to maturity, the Partnership will pay consulting fees to the affiliate of the General Partner semi-annually in arrears. Interest for late payments in respect of such quarterly payments of consulting fees has been waived.

Officers of the General Partner charge the Partnership for their out-of-pocket expenses incurred when traveling on Partnership business or otherwise incurred in connection with the Partnership. The amounts charged for and paid during 2007, 2006, and 2005 are set forth in Table 9, above. At March 23, 2008 and December 31, 2007, the Partnership owed nothing with respect to reimbursement of out-of-pocket expenses.

The General Partner and its affiliates charge the Partnership late fees on amounts not timely paid, with interest at an annual rate of 10%, compounded quarterly. No amounts were charged for 2007, 2006, and 2005.

Except for the preceding items, there were no transactions between the General Partner or its affiliates (including Management of the General Partner and their immediate families) and the Partnership during the fiscal year ended December 31, 2007 or thereafter. There were no other related party transactions and there existed no indebtedness to the Partnership from the General Partner or its affiliates (including Management of the General Partner and their immediate families).

Review, Approval, or Ratification of Transactions with Related Persons

The General Partner has the ultimate authority to approve all related party transactions.

Director Independence

The Partnership has no directors. The General Partner performs functions generally performed by directors.

Item 14. Principal Accountant Fees and Services

Beginning December 22, 2003, the Partnership engaged Lynch & Howard, P.A., Certified Public Accountants, Raleigh, North Carolina as the Partnership’s independent registered certified public accountants (“Lynch & Howard”). On August 15, 2007, the Partnership was notified that Moore Stephens Frost had acquired Lynch & Howard and that as a result of the acquisition Lynch & Howard would no longer be the auditors for the Partnership. By virtue of the acquisition, Moore Stephens Frost was appointed as the Partnership’s independent registered certified public accounting firm effective August 16, 2007. In addition to performing the year-end audit of the financial statements, the independent registered certified public accountant performs a limited review of the quarterly financial statements, and reviews the Quarterly Reports on Form 10-Q and Annual Report on Form 10-K filed with the Securities and Exchange Commission. All services performed by the independent registered certified public accountants are approved by the General Partner prior to performance.

The General Partner has reaffirmed continuation of Moore Stephens Frost as independent registered certified public accountants for fiscal year 2008.

Table 10, below, details the aggregate fees for professional services and expenses by the Partnership’s Independent Registered Certified Public Accounting firm during 2007.

TABLE 10. FEES FOR PROFESSIONAL SERVICES AND EXPENSES BY THE PARTNERSHIP’S INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM DURING 2007

	Moore Stephens Frost	Lynch & Howard	Total
Audit fees	$18,000	$4,500	$22,500
Audit-related fees	1,986	--	1,986
Tax fees	--	--	--
All other fees	--	--	--
Total	$19,986	$4,500	$24,486

Audit Fees

Audit fees consist of fees for professional services and expenses rendered for the audit of the Partnership’s financial statements and review of the interim financial information included in the Partnership’s Quarterly Reports on Form 10-Q. The audit fees for 2007 and 2006 were approximately $22,500 and $21,500, respectively.

Audit-Related Fees

During 2007, the Partnership’s principal accountant billed $1,986, including for reimbursement of travel and out-of-pocket expenses, for work in connection with compliance by the Partnership with the Sarbanes-Oxley Act of 2002 and the related rules of the Securities and Exchange Commission. There were no other billings in 2007, and no billings in 2006, for assurance and related services by the Partnership’s principal accountant that are reasonably related to the performance of the audit or review of financial statements that are not reported under “Audit Fees,” above.

Tax Fees

The Partnership relies upon the expertise of an accounting firm other than the principal accountant for tax compliance, tax advice, and tax planning. Therefore, there have been no billings in 2007 or 2006 for professional services rendered by the Partnership’s principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

There have been no billings in 2007 or 2006 for products or services rendered by the Partnership’s principal accountant other than as set forth under “Audit Fees” and “Audit-Related Fees,” above.

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

[THE REST OF THIS PAGE IS BLANK]

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The documents filed as part of this report are listed in the Index to Financial Statements set forth in Table 11, below.

TABLE 11: INDEX TO FINANCIAL STATEMENTS
Document	Page
The following financial information is contained within the Audited Financial Statements:
Report of Moore Stephens Frost, PLC, independent registered public accounting firm	F-1
Balance Sheets as of December 31, 2007 and 2006	F-3
Statements of Operations for the years ended December 31, 2007, 2006, and 2005	F-4
Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006, and 2005	F-5
Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005	F-6
Notes to Financial Statements	F-7-14

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
3.1
The Limited Partnership Agreement of Reeves Telecom Associates sets forth the rights of unit holders. Such agreement was filed as Exhibit B to Amendment No.2 to the Partnership’s Registration Statement on Form S-14 dated March 28, 1980 (Registration No. 2-66452). [a]

10.1
Purchase and Sale Agreement between the Partnership, as seller, and WW-Golf & Services, LLC, as purchaser, dated October 18, 2000 relating to the sale of the assets of Fox Squirrel Country Club, with exhibits. Such agreement was filed as Exhibit 10.1 to Form 10-Q filed on November 14, 2000, File Number 000-09305. [a]

10.2
Amendments No. 1 through 7 to the Purchase and Sale Agreement relating to the sale of the assets of Fox Squirrel Country Club. Such amendments were filed as Exhibit 10.4 to Form 10-K filed on March 29, 2001, File Number 000-09305. [a]

10.3
Loan Agreement between the Partnership, as lender, and WW-Golf & Services, LLC, as borrower, dated March 9, 2001. Such agreement was filed as Exhibit 10.5 to Form 10-K filed on March 29, 2001, File Number 000-09305. [a]

10.4
Promissory Note dated March 9, 2001, issued by WW-Golf & Services, LLC to the Partnership in connection with the sale of the assets of Fox Squirrel Country Club. Such note was filed as Exhibit 10.6 to Form 10-K filed on March 29, 2001, File Number 000-09305. [a]

10.5
Indemnification Agreement dated March 9, 2001 between the Partnership and WW-Golf & Services, LLC issued in connection with the sale of the assets of Fox Squirrel Country Club. Such agreement was filed as Exhibit 10.7 to Form 10-K filed on March 29, 2001, File Number 000-09305. [a]

10.6	Note Modification Agreement dated June 17, 2003 between WW-Golf & Services, LLC and the Partnership. Such agreement was filed as Exhibit 10.6 to Form 10-K filed on March 30, 2004. [a]
10.7	Modification to Indemnification Agreement dated June 17, 2003 between the Partnership and WW-Golf & Services, LLC. Such agreement was filed as Exhibit 10.7 to Form 10-K filed on March 30, 2004. [a]
31.1	Rule 13a-14(a)/15d-14(a) Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	The Robert C. Cantwell IV, MAI appraisal of the Boiling Spring Lakes property dated as of December 31, 2007.

Notes:
[a]	Incorporated herein by reference.

[THE REST OF THIS PAGE IS BLANK]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEVES TELECOM LIMITED PARTNERSHIP

Signatures		Title	Date

By:	Grace Property Management, Inc.	General Partner	March 28, 2008

By:	/s/ DAVIS P. STOWELL
Davis P. Stowell
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/s/ DAVIS P. STOWELL	President and Director of	March 28, 2008
	Davis P. Stowell	General Partner
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)

[THE REST OF THIS PAGE IS BLANK]

REEVES TELECOM LIMITED PARTNERSHIP

December 31, 2007 and 2006

Financial Statements
And
Supplementary Information

With

Report of Independent Registered
Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Partners
Reeves Telecom Limited Partnership
Boiling Spring Lakes, North Carolina

We have audited the accompanying balance sheet of Reeves Telecom Limited Partnership as of December 31, 2007, and the related statements of operations, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Reeves Telecom Limited Partnership as of December 31, 2006 and 2005 were audited by Lynch & Howard, P.A., who was acquired by Moore Stephens Frost during 2007, and whose report dated January 23, 2007, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reeves Telecom Limited Partnership as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Moore Stephens Frost

Certified Public Accountants

Little Rock, Arkansas
March 28, 2008

Lynch & Howard, PLLC CERTIFIED PUBLIC ACCOUNTANTS	Member American Institute of Certified Public Accountants Center for Public Company Audit Firms Private Companies Practice Section

Report of Independent Registered Public Accounting Firm

To the Partners
Reeves Telecom Limited Partnership
Boiling Spring Lakes, North Carolina

We have audited the accompanying balance sheets of Reeves Telecom Limited Partnership as of December 31, 2006 and 2005, and the related statements of operations, changes in partners’ capital and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reeves Telecom Limited Partnership as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

Certified Public Accountants

Raleigh, North Carolina
March 23, 2007

An Affiliate of	3101 Glenwood Avenue Suite 300 Raleigh, North Carolina 27612	Mailing Address Post Office Box 17845 Raleigh, North Carolina 27619	Voice Telephone: (919) 782-8410 Fax Telephone: (919) 881-0892 www.lhcpa.com

REEVES TELECOM LIMITED PARTNERSHIP

Balance Sheets

December 31, 2007 and 2006

	2007	2006
Assets

Cash and cash equivalents	$320,372	$339,318
Investments	3,339,193	3,331,269
Note receivable	128,823	133,769
Properties held for sale and property and equipment
Properties held for sale	329,209	274,362
Property and equipment, net	241,044	243,434

	$4,358,641	$4,322,152

Liabilities and Partners' Capital

Current liabilities
Accounts payable and accrued expenses	$190,654	$146,085
Accrued expenses - affiliates	47,971	48,094
Total current liabilities	238,625	194,179

Partners' capital
Issued and outstanding 1,811,562 units at December 31, 2007 and 2006	4,120,016	4,127,973

Total liabilities and partners' capital	$4,358,641	$4,322,152

The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

Statements of Operations
	2007	2006	2005
Revenues
Property sales	$499,755	$899,411	$2,487,651
Other interest income and finance charges	181,790	172,537	74,908
Other revenue	4,234	23,668	4,501
Total revenues	685,779	1,095,616	2,567,060

Operating expenses
Direct costs of property sold	14,598	11,070	163,091
Selling, general and administrative expenses	675,214	652,290	675,135
Depreciation	3,924	3,969	2,791
Total operating expenses	693,736	667,329	841,017

Operating income (loss)	(7,957)	428,287	1,726,043

Rental loss, net	-	-	(5,553)

Net income (loss)	$(7,957)	$428,287	$1,720,490

Income per partnership unit	$0.00	$0.24	$0.95

Partnership weighted-average units issued and outstanding	1,811,562	1,811,532	1,811,685

The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

Statements of Changes in Partners’ Capital
Balance - January 1, 2005	$1,979,196

Net income	1,720,490

Balance - December 31, 2005	3,699,686

Net income	428,287

Balance - December 31, 2006	4,127,973

Net loss	(7,957)

Balance - December 31, 2007	$4,120,016

The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

Statements of Cash Flows
	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$(7,957)	$428,287	$1,720,490
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	3,922	3,969	9,432
Unrealized gain on U.S. Treasury securities	-	(966)	(14,851)
Changes in operating assets and liabilities
Accrued interest receivable	-	4,883	(4,883)
Property held for sale, net	(54,847)	(116,074)	119,010
Accounts payable and accrued expenses	44,569	(69,966)	60,652
Accrued expenses - affiliates	(123)	(88,032)	102,147
Net cash provided (used) by operating activities	(14,436)	162,101	1,991,997

Cash flows from investing activities
Purchase of land improvements and equipment	(1,532)	(3,968)	(9,036)
Principal payment on note receivable	4,946	4,534	4,154
Purchase of investments	(7,214,924)	(6,743,828)	(1,965,097)
Proceeds from sale of investments	7,207,000	5,393,473	294,950
Net cash used by investing activities	(4,510)	(1,349,789)	(1,675,029)

Net increase (decrease) in cash and cash equivalents	(18,946)	(1,187,688)	316,968

Cash and cash equivalents - beginning of year	339,318	1,527,006	1,210,038

Cash and cash equivalents - end of year	$320,372	$339,318	$1,527,006

The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2007 and 2006

1.	Nature of Operations

On May 17, 1979, the stockholders of Reeves Telecom Corporation (the “Corporation”) approved a plan of liquidation (the “Plan”) for the Corporation and its subsidiaries. The Plan, which was determined by the Internal Revenue Service to qualify as a Section 337 liquidation, authorized the Corporation’s Board of Directors to sell the Corporation’s assets and distribute any remaining unsold assets to its stockholders and/or a liquidation trust. On May 8, 1980, stockholders at a special meeting approved an amendment to the Plan whereby assets not sold within one year of the date the Plan was approved could be transferred, at the discretion of the Board of Directors, from the Corporation to a South Carolina limited partnership which would undertake to sell the remaining assets on behalf of the stockholders. On May 15, 1980, the Corporation was liquidated and all of its unsold assets and liabilities were transferred to Reeves Telecom Associates, a South Carolina limited partnership (the “Partnership”). Stockholders of the Corporation received one partnership unit in exchange for each share of common stock. The units are registered under the Securities Act of 1933, but are not listed on any national securities exchange. In January 1987, pursuant to a change in South Carolina law, the Partnership’s legal name was changed from Reeves Telecom Associates to Reeves Telecom Limited Partnership. From the liquidation of the remaining assets, the Partnership may acquire additional properties or make distributions to the partners. The Partnership currently has no intent to acquire additional properties but is not precluded from doing so.

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

The Partnership’s Managing General Partner is Grace Property Management, Inc.

2.	Summary of Significant Accounting Policies

a.
Basis of accounting - The accompanying financial statements have been prepared using the accrual basis of accounting. The Partnership’s assets have been written down, from time to time, to reflect their fair values based upon appraisals.

b.
Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2007 and 2006

2.	Summary of Significant Accounting Policies (cont.)

c.
Property sales - Property sales represent individual building lots and other undeveloped land sold for cash and the gross sales price of residential houses built or acquired by the Partnership for resale. The revenue from these sales is recognized at the closing date unless a deferral is required pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” Land cost included in direct costs of property sold represents the proportionate amount of the total initial project costs, after recorded valuation allowances, based on the sales value of the lot to the total estimated project sales value plus the value per lot of any capital improvements made subsequent to the initial project costs.

d.
Properties held for sale and property and equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is calculated on the straight-line basis over the estimated useful lives of 8 to 31.5 years for buildings and 5 to 20 years for equipment and land improvements.

ThePartnership assesses the realizability of the carrying value of its properties held for sale and related buildings and equipment whenever triggering events or changes in circumstance indicate that impairment may have occurred in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

e.
Significant concentrations of credit risk - At December 31, 2007, the Partnership maintained cash balances $219,847 in excess of Federal Deposit Insurance Corporation insured amounts. In the event that the bank where the Partnership maintains its accounts becomes insolvent, the Partnership may lose some or all of such excess.

f.
Cash and cash equivalents - For purposes of the statements of cash flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions, money market accounts and U.S. Treasury securities with maturities of less than 91 days at the date of purchase. Cash equivalents are stated at cost, which approximates market value.

g.
Investments - Investments consist of U.S. Treasury securities that have been designated as trading securities. These investments are accounted for in accordance with the standards of SFAS No. 115, “Accounting for Certain Investments: Debt and Equity Securities” and are therefore recorded at fair value.

h.	Advertising costs - Advertising costs of $12,361, $7,894 and $7,107 were expensed as incurred during the years ended December 31, 2007, 2006 and 2005, respectively.

i.
Recently issued accounting standards - In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS No. 157 is effective for the Partnership on January 1, 2008 and will be applied prospectively. Management does not believe the adoption of SFAS No. 157 will have a significant impact on its financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2007 and 2006

2.	Summary of Significant Accounting Policies (cont.)

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities,” to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007 with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.” An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. Management is currently evaluating the impact of SFAS No. 159 on its financial statements.

3.	Properties Held for Sale and Property and Equipment

The Partnership obtained an independent appraisal report dated March 2, 2008 valuing the properties held for sale at December 31, 2007. Based upon this appraisal, management determined that no additional valuation allowances were required. Management believes that the properties held for sale are not reported in excess of their fair values. The change in the valuation allowances reported below are reductions related to the properties sold. See Note 10 to the financial statements for contingent liabilities related to the properties held by the Partnership.

A summary of properties held for sale and property and equipment at December 31, 2007 and 2006 is as follows:
	2007	2006
Properties held for sale
Boiling Spring Lakes land held for sale	$868,582	$832,863
Less valuation allowance	(539,373)	(558,501)
Total properties held for sale	329,209	274,362

Property and equipment
Land and land improvement	247,684	246,150
Buildings	58,301	58,301
Equipment	10,182	10,184
	316,167	314,635
Less accumulated depreciation	(75,123)	(71,201)
Total property and equipment, net	241,044	243,434

Total properties held for sale and property and equipment, net	$570,253	$517,796

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2007 and 2006

4.	Investments

Investments consist of debt instruments that are direct obligations of or guaranteed by the U.S. government recorded at fair market value. The fair market value of the investments may fluctuate depending on changes in interest rates. Fair market value was $3,339,193 and $3,331,269 at December 31, 2007 and 2006, respectively. The net unrealized gains were $44,247, $967 and $14,851 at December 31, 2007, 2006 and 2005, respectively. Cost was $3,294,945 and $3,330,302 at December 31, 2007 and 2006, respectively. Investment income was $162,682, $116,821 and $28,677 at December 31, 2007, 2006 and 2005, respectively.

5.	Accrued Expenses - Affiliates

A summary of accrued expenses owed to affiliates at December 31, 2007 and 2006 is as follows:

	2007	2006

General Partner's fees	$40,000	$40,000
Rent	4,750	4,750
Consulting fee	3,221	3,344

	$47,971	$48,094

General Partner’s fees represent amounts owed to the General Partner. Rent represents amounts owed to certain affiliates of the General Partner. From time to time, the General Partner and its affiliates charge the Partnership interest on amounts owed to them. See Note 6 for additional information regarding related party transactions.

6.	Related Party Transactions

The General Partner and its affiliates charged the Partnership for services and office space for the years ended December 31, 2007, 2006 and 2005 as follows:

	2007	2006	2005

General Partner's fees	$160,000	$160,000	$150,000
Rent for office space	19,000	19,000	18,000
Reimbursement of other expenses	1,366	6,124	-
Consulting fees	100,000	-	-

	$280,366	$185,124	$168,000

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2007 and 2006

7.	Income Taxes

No provision has been made for federal income taxes since income or loss is includable in the partners’ returns as they report to tax authorities in their respective capacities as partners. During 2007, 2006 and 2005, the Partnership expensed $35,000, $150,304 and $55,050, respectively, of state income taxes paid. Management believes that the administrative cost of allocating such liability among the partners would be time consuming and complex. Therefore, management elected to pay such taxes and reduce each partner’s pro rata share of income.

8.	Fair Value of Financial Instruments

Thefollowing disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosure About Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the Partnership using the methods and assumptions described below. However, considerable judgment is required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value of cash in banks is estimated to be its carrying value and is not included in the analysis below.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

U.S. Treasury Securities

The fair value of the U.S. Treasury securities has been estimated at the quoted market price. The fair value of the U.S. Treasury securities was estimated to be $3,339,193 and $3,331,269 at December 31, 2007 and 2006, respectively.

Note Receivable

The fair value of the note receivable has been estimated by discounting the future cash flows using the rate the Partnership would expect to receive on similar type instruments. The note was modified on June 17, 2003 and a current interest rate was negotiated. The fair value of the note receivable was estimated to be $128,823 and $133,769 at December 31, 2007 and 2006, respectively.

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2007 and 2006

9.	Disposal of Business Segment / Note Receivable

The Partnership closed a sale agreement for Fox Squirrel Country Club on March 9, 2001. Under the agreement, the Partnership received $150,000 in cash and a note for $712,500. The note required monthly payments of $6,641 including interest at 9.75% per annum and maturing on March 9, 2004. The note is collateralized by a first mortgage on the golf club. On June 17, 2003, the note was modified and the Partnership received an additional principal payment of $534,748. The Partnership subordinated its lien priority on the assets sold to a bank. Under the modified terms of the note, monthly payments are $1,371 including interest at the greater of 8.75% or FNB Southeast’s prime interest rate plus 2%. The note requires a balloon payment of $125,459 due July 15, 2008. The remaining balance on the note receivable was $128,823 and $133,769 as of December 31, 2007 and 2006, respectively.

10.	Commitments and Contingencies

Dam Repairs

The Partnership is responsible for the maintenance and repair of an earthen dam designed to retain water in one of the lakes. The dam was breeched approximately 11 years ago and the Partnership has spent approximately $184,000 in repairs since 2001. The Partnership intends to deed the dam to the City of Boiling Spring Lakes, but the city has required additional repairs before accepting ownership. The Partnership believes that damage to the dam, such as could occur during a hurricane or a flood, before the transfer of title could result in significant additional repair costs.

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

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2007 and 2006

10.	Commitments and Contingencies (cont.)

Endangered / Protected Species

Portions of Boiling Spring Lakes and surrounding area are known as or believed to be the habitat of various species of flora and fauna which have been identified as endangered or protected species. Development of the Partnership’s land is subject to various laws and regulations intended to limit disturbance of endangered and protected species.

The red-cockaded woodpecker is one endangered species known to inhabit portions of Boiling Spring Lakes. During 2006, the U.S. Fish and Wildlife Service undertook certain initiatives to preserve the habitat of the endangered woodpecker, and for a portion of 2006, the City of Boiling Spring Lakes temporarily ceased issuing building permits altogether for land in the proximity of a known or suspected nesting site. The Partnership believes that not more than approximately 180 acres, or approximately 22%, of the Partnership’s land may be affected by restrictions relating to the red-cockaded woodpecker, although the amount of land affected could increase under certain circumstances. Management believes that the Partnership’s land sales will continue to be reduced compared to past years until the City of Boiling Spring Lakes has developed a conservation plan to protect the habitat of the red-cockaded woodpecker or until other means of addressing the concerns of the U.S. Fish and Wildlife Service can be implemented.

The Partnership has not made any representations or warranties to buyers of land as to the red-cockaded woodpecker or to protected or endangered species generally. Nevertheless, it is reasonably possible that one or more such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the presence of protected or endangered species on or near the land or to restrictions on issuing building permits designed to preserve the habitat of protected or endangered species, preventing such buyer from utilizing the land in the matter intended. If any litigation is instituted seeking compensation or rescission due to endangered and protected species, the Partnership believes that it would prevail on the merits. As of the date of this report, there is no pending litigation, and the Partnership is not aware of any potential claims or actions relating to these matters. The Partnership has made no provision in the financial statements related to this contingent liability

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2007 and 2006

10.	Commitments and Contingencies (cont.)

Water Level of Lakes

The Partnership believes that the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership. The Partnership’s ability to sell land at its asking prices would be adversely affected if the water level in the lakes was substantially below normal for any length of time. Due to protracted drought or near-drought conditions for much of 2007, nearly all the lakes within the City of Boiling Spring Lakes have a water level substantially below normal. These conditions resulted in a lowering of the water table, and sinkholes developed in the bed of Boiling Spring Lake, the largest lake in the community. Remedial measures taken by the city seem to have solved the issue of the sink holes; however, the lack of normal rainfall has prevented the lakes, including Boiling Spring Lake, from returning to approximately normal levels. The Partnership has not made any representations or warranties to buyers of land as to the water level in the lakes. Nevertheless, it is reasonably possible that one or more of such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the water level of the lakes being substantially below normal, whether due to damage to the dam, protracted drought conditions, or otherwise. If any litigation is instituted seeking compensation or rescission, the Partnership believes that it would prevail on the merits, but the cost of defending such litigation may be substantial. As of the date of this report, there is no pending litigation and the Partnership is not aware of any potential claims or actions in these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

Building and Maintaining Roads

The Partnership is responsible for maintaining certain roads, most of which are unpaved and certain road rights-of-way within the City of Boiling Spring Lakes. The Partnership may complete some or all of the roads, but there is no contractual obligation to do so. The Partnership has not set aside any money or entered into any bond, escrow or trust agreement to assure completion of the roads. It may be difficult or impossible for the Partnership to sell lots located on uncompleted roads. The City of Boiling Spring Lakes will not assume any road that is not paved with asphalt and the City of Boiling Spring Lakes need not assume any paved road. Accordingly, unless and until the Partnership completes a road and has it paved with asphalt, and the road has been assumed by the City of Boiling Spring Lakes, the Partnership will be responsible for maintaining such road and the right-of-way. Since 2001, the Partnership has spent approximately $193,000 for rocking and paving roads. The failure by the Partnership to provide proper maintenance of the roads and rights-of-way which have not been assumed by the City of Boiling Spring Lakes may subject the Partnership to substantially greater risk of litigation from persons adversely affected by such failure. If such litigation were to be initiated, management believes that the Partnership would prevail, but that the cost of defending the case could be material, and should the Partnership not prevail, the cost of building any such road could be material.

Independent Registered Public Accounting Firm
Report on Supplementary Information

Partners
Reeves Telecom Limited Partnership
Boiling Spring Lakes, North Carolina

Our report on our audit of the basic financial statements of Reeves Telecom Limited Partnership as of December 31, 2007 appears on page 1. That audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules on pages 16 - 18 are not a required part of the basic financial statements but are supplementary information required by the Securities and Exchange Commission. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The 2006 and 2005 information included in the financial statement schedules on pages 16 - 18 was subjected to the auditing procedures applied in the 2006 audit of the basic financial statements by other auditors, whose report on such information stated that it was fairly stated in all material respects in relation to the 2006 and 2005 basic financial statements taken as a whole.

/s/ MOORE STEPHENS FROST

Certified Public Accountants

Little Rock, Arkansas
March 28, 2008

REEVES TELECOM LIMITED PARTNERSHIP

Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to		Changes	Balance at
	Beginning of	Costs and		Add	End of
	Period	Expenses	Deductions	(Deduct)	Period

For the year ended December 31, 2007
RE valuation allowance	$558,501	$-	$(19,128)	$-	$539,373

For the year ended December 31, 2006
RE valuation allowance	$562,069	$-	$(3,568)	$-	$558,501

For the year ended December 31, 2005
RE valuation allowance	$548,240	$-	$(36,214)	$50,043	$562,069
NOTES:

(1)	Additions to the real estate valuation allowance charged to costs and expenses reduce the reported book value of certain real estate held for sale to approximate market.

(2)	Deductions to the real estate valuation allowance reflect the sale of real estate to which the valuation allowance applies.

(3)	The changes represent the estimated realized value of property received in exchange for other property held by the Partnership.

See independent registered public accounting firm report on supplementary information.

REEVES TELECOM LIMITED PARTNERSHIP

Real Estate and Accumulated Depreciation

Life Upon
				Gross				Which
			Cost	Amount				Depreciation
		Initial	Capitalized	Carried				in Latest
		Cost	Subsequent	at		Net		Income
		to	to	End of	Accumulated	Book	Date of	Statement is
Description	Encumbrances	Partnership	Acquisition	Period	Depreciation	Value	Acquisition	Computed

Boiling Spring Lakes, North Carolina
Building lots and land	$-	$557,487	$311,095	$868,582	$-	$868,582	May 1980	N/A
Improved lot held for resale	-	-	-	-	-	-

	$-	$557,487	$311,095	$868,582	$-	$868,582

NOTES:

(1)	All building lots and land held for sale are unimproved.

(2)
The amounts shown for building lots ad improved lot held for resale in Boiling Spring Lakes do not reflect valuation allowance of $539,373 at December 31, 2007. See Valuation and Qualifying Accounts on page 15. The valuation allowance, established in previous years to reduce the carrying value of the Partnership’s land in Boiling Spring Lakes to approximate market value, is reviewed from time to time to determine its adequacy and is reduced as land is sold.

See independent registered public accounting firm report on supplementary information.

REEVES TELECOM LIMITED PARTNERSHIP

Reconciliation of Gross and Net Book Value

	Gross	Accumulated	Net
	Book Value	Depreciation	Book Value
Year Ended December 31, 2007
Balance - beginning of period	$832,863	$-	$832,863
Additions during period Improvements	50,317	-	50,317
Deductions during period
Cost of real estate sold	(14,598)	-	(14,598)

Balance - end of period	$868,582	$-	$868,582

Year Ended December 31, 2006
Balance - beginning of period	$787,302	$-	$787,302
Additions during period Improvements	56,631	-	56,631
Deductions during period
Cost of real estate sold	(11,070)	-	(11,070)

Balance - end of period	$832,863	$-	$832,863

Year Ended December 31, 2005
Balance - beginning of period	$914,243	$(15,826)	$898,417
Additions during period
Acquisitions	52,225	-	52,225
Improvements	41,034	-	41,034
Deductions during period
Cost of real estate sold	(220,200)	15,826	(204,374)

Balance - end of period	$787,302	$-	$787,302

NOTE:

(1)	Cost of real estate sold does not reflect valuation allowances. See Valuation and Qualifying Accounts on page 15.