Form 10-Q
period 2008-03-31
REEVES TELECOM LTD PARTNERSHIP
filed 2008-05-15
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐  Accelerated filer ☐
Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                            Yes ☐ No ☒

REEVES TELECOM LIMITED PARTNERSHIP

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets

Cash and cash equivalents	$109,412	$320,372
Investments	3,369,607	3,339,193
Note receivable	127,076	128,823
Properties held for sale and property and equipment:
Properties held for sale	334,006	329,209
Property and equipment, net	240,083	241,044
Total assets	$4,180,184	$4,358,641

Liabilities and Partners’ Capital

Current liabilities
Accounts payable and accrued expenses	$65,766	$190,654
Accrued expenses - affiliates	47,971	47,971
Total current liabilities	113,737	238,625
Commitments and contingencies
Partners’ capital	4,066,447	4,120,016
Total liabilities and partners’ capital	$4,180,184	$4,358,641

The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007

Revenues:
Property sales	$—	$156,531
Interest income	33,568	44,811
Other income	21,097	74
Total revenues	54,665	201,416

Operating expenses:
Direct costs of property sold	—	4,026
Selling, general and administrative expenses	107,273	107,011
Depreciation	962	992
Total operating expenses	108,235	112,029
Net income (loss)	(53,570)	89,387

Partners’ capital at beginning of period	4,120,016	4,127,973

Partners’ capital at end of period	$4,066,446	$4,217,360

Net income (loss) per partnership unit	$(0.03)	$0.05

Weighted average partnership units issued and outstanding	1,811,562	1,811,562

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(53,570)	$89,387
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	962	992
Change in operating assets and liabilities:
Property held for sale, net	(4,797)	(9,672)
Accounts payable and accrued expenses	(124,888)	(90,193)
Net cash used in operating activities	(182,293)	(9,486)

Cash flows from investing activities:
Principal payments on note receivable	1,747	1,196
Purchase of investments	(2,805,414)	(1,462,583)
Proceeds from sale of investments	2,775,000	1,422,000
Net cash used in investing activities	(28,667)	(39,387)

Net decrease in cash and cash equivalents	(210,960)	(48,873)

Cash and cash equivalents - beginning of period	320,372	339,318

Cash and cash equivalents - end of period	$109,412	$290,445

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

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

The Partnership intends to continue to sell land in the normal course of business and, while no assurances can be given, the Partnership believes the carrying value of the remaining land is less than its net realizable value. Should the Partnership elect to effect a bulk sale and/or abandonment, the net amount realized could be less than the carrying value.

The Partnership’s Managing General Partner is Grace Property Management, Inc.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

2.	Summary of Significant Accounting Policies

a.
Basis of accounting - The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership’s results of operations and financial condition have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 31, 2008.

The accompanying unaudited condensed financial statements have been prepared using the accrual basis of accounting. The Partnership’s assets have been written down, from time to time, to reflect their fair values based upon appraisals.

b.
Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c.
Property sales - Property sales represent individual building lots and other undeveloped land sold for cash and the gross sales price of residential houses built or acquired by the Partnership for resale. The revenue from these sales is recognized at the closing date unless a deferral is required pursuant to Statement of Financial Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” Land cost included in direct costs of property sold represents the proportionate amount of the total initial project costs, after recorded valuation allowances, based on the sales value of the land sold to the total estimated project sales value plus the value of any capital improvements made subsequent to the initial project costs allocated to the land sold.

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
MARCH 31, 2008
(Unaudited)

The Partnership assesses the realizability of the carrying value of its properties held for sale and related buildings and equipment whenever events or changes in circumstance indicate that impairment may have occurred in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

e.
Significant concentrations of credit risk - At March 31, 2008, the Partnership maintained cash balances in excess of Federal Deposit Insurance Corporation insured amounts. In the event that the bank where the Partnership maintains its accounts becomes insolvent, the Partnership may lose some or all of such excess.

f.
Cash and cash equivalents - For purposes of the statements of cash flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions, money market accounts, and U.S. Treasury securities with maturities of less than 91days at the date of purchase. Cash equivalents are stated at cost, which approximates market value.

g.
Investments - Investments consist of U.S. Treasury securities that have been designated as trading securities. These investments are accounted for in accordance with the standards of SFAS No. 115, “Accounting for Certain Investments: Debt and Equity Securities” and are therefore recorded at fair value.

h.
Impairment of long-lived assets - The Partnership’s long-lived assets, primarily real estate held for sale, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. The Partnership obtains appraisals periodically (typically, every two years) for the Boiling Spring Lakes property and evaluates the carrying value of the property based on those appraisals. The Partnership does not expect to reduce the carrying value of the properties in the near future.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

i.
Recent accounting pronouncement - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

In February 2007, the FASB issued SFAS No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159"). The FASB has issued SFAS No. 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Partnership adopted the provisions of SFAS No. 159 on January 1, 2008. There was no impact on these financial statements as a result of the adoption of the standard.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” – an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year ends). Earlier adoption is prohibited. The Partnership’s management does not anticipate that this pronouncement will have a significant impact on the financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” – an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance and cash flows. SFAS No. 161 applies to all entities and is effective for consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. The Partnership’s management does not anticipate that this pronouncement will have a significant impact on the financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

3.	Disposal of Business Segment / Note Receivable

The Partnership closed a sale agreement for Fox Squirrel Country Club on March 9, 2001. Under the agreement, the Partnership received $150,000 in cash and a note for $712,500. The note required monthly payments of $6,641 including interest at 9.75% per annum, had an original maturity date of March 9, 2004, and was collateralized by a first mortgage on the golf club. On June 17, 2003, the note was modified and the Partnership received an additional principal payment of $534,748. The Partnership subordinated its lien priority on the assets sold to a bank. Under the modified terms of the note, monthly payments are $1,371 including interest at the greater of 8.75% or FNB Southeast’s prime interest rate plus 2%. The note requires a balloon payment of $125,459 due July 15, 2008. The remaining balance on the note receivable as of March 31, 2008 and December 31, 2007 was $127,076 and $128,823, respectively.

4.	Commitments and Contingent Liabilities

Dam Repairs

The Partnership is responsible for the maintenance and repair of an earthen dam designed to retain water in one of the lakes. The dam was breeched approximately 11 years ago and the Partnership has spent a total of approximately $184,000 in repairs since 2001. The Partnership intends to deed the dam to the City of Boiling Spring Lakes, but the city has required additional repairs before accepting ownership. The Partnership believes that damage to the dam, such as could occur during a hurricane or a flood, before the transfer of title could result in significant additional repair costs.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008
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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

The Partnership has not made any representations or warranties to buyers of land as to the red-cockaded woodpecker or to protected or endangered species generally. Nevertheless, it is reasonably possible that one or more such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the presence of protected or endangered species on or near the land or to restrictions on issuing building permits designed to preserve the habitat of protected or endangered species, preventing such buyer from utilizing the land in the manner intended. If any litigation is instituted seeking compensation or rescission due to endangered and protected species, the Partnership believes that it would prevail on the merits. As of the date of this report, there is no pending litigation, and the Partnership is not aware of any potential claims or actions relating to these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

Water Level of Lakes

The Partnership believes that the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership. The Partnership’s ability to sell land at its asking prices would be adversely affected if the water level in the lakes was to be substantially below normal for any length of time. Due to protracted drought or near-drought conditions for much of 2007, nearly all the lakes within the City of Boiling Spring Lakes had a water level substantially below normal. These conditions resulted in a lowering of the water table, and sinkholes developed in the bed of Boiling Spring Lake, the largest lake in the community. Remedial measures taken by the city seemed to solve the issue of the sinkholes; however, the lack of normal rainfall prevented the lakes, including Boiling Spring Lake, from returning to approximately normal levels for some time after the remedial measures were taken. The water level of most of the lakes, including Boiling Spring Lake, has since returned to approximately normal. The Partnership has not made any representations or warranties to buyers of land as to the water level in the lakes. Nevertheless, it is reasonably possible that one or more of such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the water level of the lakes being substantially below normal, whether due to damage to the dam, protracted drought conditions, or otherwise. If any litigation is instituted seeking compensation or rescission, the Partnership believes that it would prevail on the merits but the cost of defending such litigation may be substantial. As of the date of this report, there is no pending litigation, and the Partnership is not aware of any potential claims or actions in these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008
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

Readers are cautioned not to place undue reliance upon these forward-looking statements, which reflect Management’s analysis only as to the date hereof. Readers should carefully review the risk factors described in Part I, Item 1A, “Risk Factors” within the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 31, 2008; the footnotes to the financial statements contained in this quarterly report; and other documents the Partnership has filed and from time to time will file with the Securities and Exchange Commission which could cause the Partnership’s actual results to differ materially from those in these forward-looking statements. The Partnership undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Local Real Estate Market Conditions

In April 2006, the market for undeveloped land within the City of Boiling Spring Lakes slowed considerably, primarily due to efforts by the U.S. Fish and Wildlife Service to protect the habitat of the endangered red-cockaded woodpecker. Management believes that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker will have the effect of reducing the Partnership’s real estate sales for 2008, and possibly thereafter, from what might otherwise be realized in the absence of such restrictions. The Partnership is currently pursuing a program to study tree density in known foraging areas to demonstrate the potential for coexistence where sufficient tree density exists, that is, that houses can be built on lots now owned by the Partnership while retaining a sufficiently vibrant foraging area for the woodpeckers. Management believes that this program may reduce the amount of the Partnership’s land that is subject to restrictions on development because of the red-cockaded woodpecker, although there can be no assurance that any such reduction will occur or, if it occurs, that such reduction will have a material affect on the Partnership’s business. The Partnership is also participating in a citywide program to study the possibility of relocating the nests of the red-cockaded woodpecker to nearby lands. The State of North Carolina recently allocated resources to a community board to fund the development of this citywide habitat conservation plan, although there can be no assurance that relocation of nests will, in fact, occur as a result of this study or otherwise.

REEVES TELECOM LIMITED PARTNERSHIP

In recent months, local financial institutions have tightened credit requirements, in part due to concerns over the subprime lending market, that is, real estate loans extended to borrowers with poor credit. Management believes that these more restrictive lending practices by area banks have contributed, in part, to a slowing of the local real estate market.

The lowering of interest rates, which were already low by historical standards, and other actions taken by the U.S. Federal Reserve System in recent months appear to have resulted in a slight increase in activity in Brunswick County’s residential housing market early in 2008. While such increase in activity seems not to have reached the City of Boiling Spring Lakes, it is unclear at this time if the market in Boiling Spring Lakes will see any resulting improvement during 2008. Management expects that the Partnership’s real estate sales in 2008 will not be significantly greater than in 2007 and may be significantly lower, due principally to economic conditions generally and to continued restrictions on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker within the city limits.

The southeastern coastal region of North Carolina, where the City of Boiling Spring Lakes is situated, experienced protracted drought or near-drought conditions for much of 2007. As a result, nearly all the lakes within the City of Boiling Spring Lakes had a water level substantially below normal. In addition, the water level of Boiling Spring Lake, the largest lake in the community, was intentionally lowered early in 2007 by the City so that repairs could be made to the lake’s dam. The lack of normal rainfall prevented the lakes, including Boiling Spring Lake, from returning to approximately normal levels for some time. The water level of most of the lakes, including Boiling Spring Lake, has since returned to approximately normal. Management believes that, to the extent that the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership, the low water levels in the community’s lakes for much of 2007 and early 2008 contributed, in part, to lower real estate sales in Boiling Spring Lakes generally.

REEVES TELECOM LIMITED PARTNERSHIP

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

 ■  Revenue

Property Sales

Revenue from property sales, and the amount and type of property sold for the three months ended March 31, 2008 and March 31, 2007 are set forth in the table below.

	Three Months Ended March 31,
	2008	2007

PROPERTY SOLD
Individual undeveloped lots	—	5

REVENUE
Individual undeveloped lots	$—	$156,531
Total revenue	$—	$156,531

The Partnership sold no land during the three months ended March 31, 2008, compared to five individual undeveloped lots during the three months ended March 31, 2007. Management attributes the decrease in sales to four factors:

•
Efforts by the U.S. Fish and Wildlife Service to protect the habitat of the red-cockaded woodpecker within and nearby the City of Boiling Spring Lakes, which efforts have led to certain restrictions on development in the area generally;

•	A slowing of economic conditions generally;

•
More restrictive lending practices by area banks, due, in part, to concerns over the subprime lending market, that have the effect of making it more difficult than in past years for potential borrowers to obtain financing to purchase and build on land such as that sold by the Partnership; and

•
The water level of area lakes being substantially below normal for much of 2007 and early 2008, due primarily to the protracted drought and near-drought conditions in the southeastern coastal region of North Carolina.

During the three months ended March 31, 2008 and the three months ended March 31, 2007, the Partnership sold no commercial land or unplatted woodland tracts. The Partnership experiences great volatility in sales of such types of property from year to year as to revenue and amount of land sold, and often the Partnership records no sales of such properties in a fiscal year.

REEVES TELECOM LIMITED PARTNERSHIP

  Interest Income

Interest income decreased 25%. Management attributes the decrease to significantly lower interest rates on U.S. Treasury securities held by the Partnership during the three months ended March 31, 2008 compared to the same period of 2007. The decrease in interest rates reflects efforts by the U.S. Federal Reserve System to stimulate the U.S. economy through lower interest rates generally.

Other Income

Other income for the three months ended March 31, 2008 was $21,097, compared to $74 for the same period of 2007. The increase is due to the receipt in January 2008 of a refund of $20,929 in income taxes paid by the Partnership to the State of North Carolina for 2005. As a limited partnership, the Partnership generally passes income tax liability through to its partners. With respect to 2005, however, Management believes that the administrative cost of allocating liability among the partners, and maintaining records therefor, would be unreasonably time-consuming and complex. Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of the Partnership’s income for such year was reduced by a pro rata share of such taxes paid. Since the refund for 2005 was received in 2008, the refund was treated for accounting purposes as income.

■  Direct Costs of Property Sold

The Partnership sold no land during the three months ended March 31, 2008. As a result, the Partnership recorded no direct costs of property sold for such period. Direct costs of property sold for the three months ended March 31, 2007 were $4,026.

■  Selling, General and Administrative Expenses

Selling, general and administrative expenses were $107,273 for the three months ended March 31, 2008, compared to $107,011 for the same period of 2007, for a net increase of less than 1%. The significant changes among the principal components of selling, general and administrative expenses are as follows:

REEVES TELECOM LIMITED PARTNERSHIP

Real Estate Taxes

Real estate taxes for the three months ended March 31, 2008 were $30,000, compared to $12,893 for the same period of 2007. The 132% increase reflects a county-wide reassessment during 2007, which had the effect of increasing the aggregate assessed value of the Partnership’s land by more than 200%, which more than offset the decrease in the tax rate. Each of the individual platted lots owned by the Partnership - 1,079 lots at March 31, 2008 - is assessed individually at its market value as determined by the local taxing authorities, with no significant discount to reflect common ownership. Consequently, Management believes that the Partnership’s real estate tax burden is substantially higher than would be the case if few lots, or no lots, were actually platted.

Miscellaneous Expenses

The Partnership incurred $3,565 in miscellaneous expenses for the three months ended March 31, 2008, compared to $26,416 in miscellaneous expenses for the three months ended March 31, 2007. Management attributes the 86% decrease primarily to the expenditure in 2007 of $24,915 in connection with studies involving, and consultants’ work relating to, alternatives for addressing the concerns of the U.S. Fish and Wildlife Service about protecting the habitat of the red-cockaded woodpecker on and in proximity to land owned by the Partnership.

■  Depreciation

Depreciation for the three months ended March 31, 2008 was $962, compared to $992 for the three months ended March 31, 2007. The 3% decrease reflects the facts that certain computer equipment became fully depreciated during 2007 and the Partnership acquired no new depreciable assets during the three months ended March 31, 2008.

Liquidity and Capital Resources

 ■  General

At March 31, 2008, the Partnership had $109,412 in cash and cash equivalents, and $3,369,606 invested in U.S. Treasury securities having a maturity of less than one year. There was no long-term debt.

Until an estimate can be made with some degree of certainty as to the costs the Partnership will have to bear for the future installation of water distribution and sewer lines, Management expects to continue investing some portion of the Partnership’s cash balances in debt securities having a maturity of less than one year to provide the Partnership with some liquidity to meet the assessments for such costs. In recent years and through the end of the first quarter of 2008, Management invested excess cash balances exclusively in U.S. Treasury securities; however, since interest rates on such securities are very low by historical standards, beginning in the second quarter of 2008, Management has invested, and may invest in the future, in other debt instruments that are direct obligations of or guaranteed by the U.S. government and/or in certificates of deposit.

REEVES TELECOM LIMITED PARTNERSHIP

 ■  Cash Flows from Operating Activities

Operating activities used $182,293 of net cash during the three months ended March 31, 2008, compared to $9,486 of net cash used in operating activities during the same period of 2007. Management attributes the change primarily to the decrease in revenue from property sales for the first three months of 2008 from the same period of 2007, and to the substantial increase in the amount of property taxes paid by the Partnership in 2008 compared to 2007.

 ■  Cash Flows from Investing Activities

Investing activities used $28,667 of net cash during the first three months of 2008, compared to $39,387 of net cash used in investing activities during the same period of 2007. The change is due principally to the differing amounts of (a) the principal amount of U.S. Treasury securities that matured, and (b) cash reinvested by the Partnership in U.S. Treasury securities during the three months ended March 31, 2008 and March 31, 2007.

 ■  Cash Flows from Financing Activities

No net cash was provided by or used in financing activities during the three months ended March 31, 2008 or March 31, 2007.

 ■  Long-term Debt

The Partnership had no long-term debt outstanding during the three months ended March 31, 2008 or the same period of 2007.

REEVES TELECOM LIMITED PARTNERSHIP

■  No Distributions to Partners Planned; Future Investments

A significant portion of the costs of subsequent phases of municipal water distribution as well as sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land. As of the date of this report, the Partnership is unable to determine the magnitude of these costs and accordingly has not accrued any provision in its financial statements. Management expects, however, that, if applied to the Partnership’s current land holdings, these costs would be substantial. Moreover, it is the Partnership’s experience that revenues are highly variable and may not be sufficient in future years to cover expenses and necessary capital expenditures, and that a bulk sale of assets for cash is extremely difficult to achieve. Absent a bulk sale, Management believes that the best use of the current cash balance and cash surpluses, if any, generated in future years is to preserve or improve the overall value of the Partnership’s assets by: (a) undertaking certain infrastructure and other improvements in the development; (b) making certain other real estate-related investments in or near Boiling Spring Lakes; and (c) pursuing limited scale home construction on lots owned by the Partnership as market conditions may allow. Management believes that this plan will, in future years, result in, among other things, an increase in the number of lots sold and a higher average sales price per lot than would otherwise be the case. There can be no assurance, however, that sufficient cash will be generated from operations to successfully implement Management’s plan or that such plan will ultimately prove successful.

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

The Partnership may make one or more real estate-related investments in and around Boiling Spring Lakes during 2008 with a view towards enhancing the value of the Partnership’s assets and generating income. The Partnership may utilize its own cash balances as well as seek to borrow from local financial institutions or others to fund such investment(s). Management expects that any effort to obtain financing will be successful but there can be no assurances that the Partnership will be able to obtain borrowed funds on acceptable terms or at all. Management will evaluate and determine on a continuing basis, depending upon market conditions and other factors the General Partner deems relevant, the most efficient and practical use of the Partnership’s cash.

REEVES TELECOM LIMITED PARTNERSHIP

Off Balance Sheet Arrangements

The Partnership does not utilize off balance sheet arrangements, and there were none during the first three months of 2008 or 2007.

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

During the first quarter of 2008, cash balances averaged $214,523.

•
U.S. Treasury securities: The Partnership invests excess cash in U.S. Treasury securities having a maturity at the time of purchase of more than 91 days but less than one year. All of such securities are classified as trading securities. If interest rates were to increase, upon sale or maturity of the U.S. Treasury securities currently held, the Partnership would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the securities then purchased. If interest rates were to decrease, upon sale or maturity of the U.S. Treasury securities currently held, the Partnership would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the securities then purchased. Unrealized gains or losses on U.S. Treasury securities held due to changes in interest rates would not be realized so long as the securities are held to maturity. During the first quarter of 2008, the amount invested in U.S. Treasury securities averaged $3,321,225.

•
Government obligations other than U.S. Treasury securities and certificates of deposit: During the first quarter of 2008, the Partnership had no investments in debt instruments that are direct obligations of or guaranteed by the U.S. government (other than U.S. Treasury securities) or in certificates of deposit; however, beginning in the second quarter of 2008, the Partnership invested, and from time to time may invest, in such instruments having a maturity at the time of purchase of less than one year. If interest rates were to increase after such investments were made, upon sale or maturity of the instruments, the Partnership would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the instruments then purchased. If interest rates were to decrease, upon sale or maturity of the instruments, the Partnership would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the instruments then purchased. Unrealized gains or losses on such instruments held due to changes in interest rates would not be realized so long as the instruments are held to maturity.

REEVES TELECOM LIMITED PARTNERSHIP

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

At March 31, 2008, the Partnership had cash of $109,412. In addition, the Partnership held $3,369,607 in U.S. Treasury securities having a maturity at the time of purchase of more than 91 days but less than one year. Had the average level of interest rates during the three months ended March 31, 2008 been higher or lower by 100 basis points or one percent (1%), the Partnership’s net income would have been approximately $8,590 more or less, respectively. The foregoing estimate of the change in net income is based upon quarterly average balances.

The Partnership had no interest-bearing debt outstanding during the first quarter of 2008.

The Partnership does not enter into derivative contracts for its own account to hedge against the risk of changes in interest rates.

The principal amount of the note receivable on March 31, 2008 and December 31, 2007 was $127,076 and $128,823, respectively.

REEVES TELECOM LIMITED PARTNERSHIP

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

The president of the Partnership’s general partner carries out the functions of the principal executive officer and the principal financial officer of the Partnership, and, accordingly, is deemed to be the Partnership’s “management” for purposes involving the evaluation of the disclosure controls and procedures and the effectiveness thereof. The Partnership’s management has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Partnership’s management has concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that occurred during the first fiscal quarter of 2008 that has materially affected or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

REEVES TELECOM LIMITED PARTNERSHIP

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

*	Exhibit 32 is to be treated as “furnished” rather than “filed” as part of this report.

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

Date: May 14, 2008

REEVES TELECOM LIMITED PARTNERSHIP

[THIS PAGE IS BLANK INTENTIONALLY]