Form 10-K/A
period 2007-12-31
REEVES TELECOM LTD PARTNERSHIP
filed 2008-08-11
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to _______________________

Commission file number: 110-9305

REEVES TELECOM LIMITED PARTNERSHIP
(Exact Name of Registrant as Specified in Its Charter)

South Carolina	57-0700063
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

c/o Grace Property Management, Inc. 55 Brookville Road, Glen Head, New York 11545
(Address of principal executive offices, ZIP code)

Registrant’s telephone number, including area code:	(516) 686-2201

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Partnership Units
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The following documents are incorporated by reference into this Annual Report on Form 10-K:
NONE.

[THE REST OF THIS PAGE IS BLANK]

EXPLANATORY NOTE

Reeves Telecom Limited Partnership (the “Partnership” or the “Registrant”) is filing this Amendment on Form 10-K/A (the “Amendment”) which amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as initially filed with the Securities and Exchange Commission on March 31, 2008 (the “Original Filing”), solely to amend Item 9A thereof, which inadvertently omitted certain required information not previously required to be contained in Item 9A. This Amendment sets forth the complete text of Item 9A, as amended. No other changes are being made to the Original Filing. No attempt has been made in this Amendment to modify or update the other disclosures presented in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Registrant’s other filings with the Securities and Exchange Commission.

[THE REST OF THIS PAGE IS BLANK]

Item 9A. Controls and Procedures

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Partnership's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Partnership’s Chief Executive Officer and Chief Financial Officer, or the person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Partnership’s management has the responsibility for establishing and maintaining adequate disclosure controls and procedures. Since the Registrant is a limited partnership, it has no officers or directors. Mr. Davis P. Stowell, president of the General Partner, carries out the functions of the principal executive officer and the principal financial officer of the Partnership, and, accordingly, is deemed to be the Partnership’s “management” for purposes involving the evaluation of the disclosure controls and procedures and the effectiveness thereof. Mr. Stowell has, as of the end of the period covered by this Annual Report on Form 10-K, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and has determined that such disclosure controls and procedures are effective at the reasonable assurance level.

The following report of management shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.

The Partnership’s management has the responsibility for establishing and maintaining adequate internal control over the Partnership’s financial reporting. Since the Registrant is a limited partnership, it has no officers or directors. Mr. Davis P. Stowell, president of the General Partner, carries out the functions of the principal executive officer and the principal financial officer of the Partnership, and, accordingly, is deemed to be the Partnership’s “management” for purposes of establishing and maintaining adequate internal control over the Partnership’s financial reporting and the evaluation of the effectiveness thereof. Mr. Stowell has, as of the end of the period covered by this Annual Report on Form 10-K, evaluated the effectiveness of the internal control over the Partnership’s financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) and has determined that such internal control over the Partnership’s financial reporting is effective at the reasonable assurance level. Mr. Stowell based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

REEVES TELECOM LIMITED PARTNERSHIP

Signatures	Title	Date

By: Grace Property Management, Inc.	General Partner	August 8, 2008

By: /s/ DAVIS P. STOWELL
Davis P. Stowell
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

By: Grace Property Management, Inc.	President and Director of	August 8, 2008
General Partner
By: /s/ DAVIS P. STOWELL	(Principal Executive Officer,
Davis P. Stowell	Principal Financial Officer,
Principal Accounting Officer)

[THE REST OF THIS PAGE IS BLANK]