Form 10-Q
period 2008-06-30
REEVES TELECOM LTD PARTNERSHIP
filed 2008-08-14
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

REEVES TELECOM LIMITED PARTNERSHIP

FORM 10-Q

- i -

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REEVES TELECOM LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets

Cash and cash equivalents	$172,718	$320,372
Investments	3,374,945	3,339,193
Note receivable	—	128,823
Prepaid and other current assets	2,118	—
Properties held for sale and property and equipment
Properties held for sale	342,374	329,209
Property and equipment, net	239,121	241,044
Total assets	$4,131,276	$4,358,641

Liabilities and Partners’ Capital

Current liabilities
Accounts payable and accrued expenses	$81,649	$190,654
Accrued expenses - affiliates	92,721	47,971
Total current liabilities	174,370	238,625
Commitments and contingencies
Partners’ capital	3,956,906	4,120,016
Total liabilities and partners’ capital	$4,131,276	$4,358,641

The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007

Revenues:
Property sales	$—	$343,225
Interest income	15,273	48,178
Other income	—	115
Total revenues	15,273	391,518

Operating expenses:
Direct costs of property sold	—	10,573
Selling, general and administrative expenses	123,853	166,552
Depreciation	961	993
Total operating expenses	124,814	178,118

Net income (loss)	(109,541)	213,400

Partners’ capital at beginning of period	4,066,447	4,217,360

Partners’ capital at end of period	$3,956,906	$4,430,760

Net income (loss) per partnership unit	$(0.06)	$0.12

Weighted average partnership units issued and outstanding	1,811,562	1,811,562

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007

Revenues:
Property sales	$—	$499,756
Interest income	48,840	92,989
Other income	21,097	189
Total revenues	69,937	592,934

Operating expenses:
Direct costs of property sold	—	14,599
Selling, general and administrative expenses	231,127	273,563
Depreciation	1,923	1,985
Total operating expenses	233,050	290,147

Net income (loss)	(163,113)	302,787

Partners’ capital at beginning of period	4,120,019	4,127,973

Partners’ capital at end of period	$3,956,906	$4,430,760

Net income (loss) per partnership unit	$(0.09)	$0.17

Weighted average partnership units issued and outstanding	1,811,562	1,811,562

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(163,113)	$302,787
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	1,923	1,985
Change in operating assets and liabilities:
Prepaid and other current assets	(2,118)	—
Property held for sale, net	(13,165)	(54,847)
Accounts payable and accrued expenses	(109,002)	(79,354)
Accrued expenses, affiliates	44,750	—
Net cash provided by (used in) operating activities	(240,725)	170,571

Cash flows from investing activities:
Principal payments on note receivable	128,823	2,419
Purchase of investments	(4,493,752)	(2,032,213)
Proceeds from sale of investments	4,458,000	1,949,000
Net cash provided by (used in) investing activities	93,071	(80,794)

Net increase (decrease) in cash and cash equivalents	(147,654)	89,777

Cash and cash equivalents - beginning of period	320,372	339,318

Cash and cash equivalents - end of period	$172,718	$429,095

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Nature of Operations

On May 17, 1979, the stockholders of Reeves Telecom Corporation (the “Corporation”) approved a plan of liquidation (the “Plan”) for the Corporation and its subsidiaries. The Plan, which was determined by the Internal Revenue Service to qualify as a Section 337 liquidation, authorized the Corporation’s Board of Directors to sell the Corporation’s assets and distribute any remaining unsold assets to its stockholders and/or a liquidation trust. On May 8, 1980, stockholders at a special meeting approved an amendment to the Plan whereby assets not sold within one year of the date the Plan was approved could be transferred, at the discretion of the Board of Directors, from the Corporation to a South Carolina limited partnership which would undertake to sell the remaining assets on behalf of the stockholders. On May 15, 1980, the Corporation was liquidated and all of its unsold assets and liabilities were transferred to Reeves Telecom Associates, a South Carolina limited partnership (the “Partnership”). Stockholders of the Corporation received one partnership unit in exchange for each share of common stock. The units are not listed on any national securities exchange. In January 1987, pursuant to a change in South Carolina law, the Partnership’s legal name was changed from Reeves Telecom Associates to Reeves Telecom Limited Partnership. From the liquidation of the remaining assets, the Partnership may acquire additional properties or make distributions to the partners. The Partnership currently has no intent to acquire additional properties but is not precluded from doing so.

Pursuant to the Plan, the Corporation sold all of its broadcasting assets and substantially all of the land held for development and sale at one of its two land development locations and distributed to its stockholders cash of $.90 per share on February 29, 1980 and $2.30 per share on May 14, 1980.

The remaining assets of the Partnership are primarily land held for sale, brokered certificates of deposit, U.S. Treasury securities, and cash. The cash was generated primarily from real estate sales, including the sale of the golf club discussed in Note 4. During the first quarter of 2001, the Partnership sold the golf club.

The Partnership intends to continue to sell land in the normal course of business and, while no assurances can be given, the Partnership believes the carrying value of the remaining land is less than its net realizable value. Should the Partnership elect to affect a bulk sale and/or abandonment, the net amount realized could be less than the carrying value.

The Partnership’s General Partner is Grace Property Management, Inc.

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies

a.
Basis of accounting - The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership’s results of operations and financial condition have been included. Operating results for the three month and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 31, 2008.

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

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

e.
Significant concentrations of credit risk - At June 30, 2008, the Partnership maintained cash balances in excess of Federal Deposit Insurance Corporation insured amounts. In the event that the bank where the Partnership maintains its accounts becomes insolvent, the Partnership may lose some or all of such excess.

f.
Cash and cash equivalents - For purposes of the statements of cash flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions, money market accounts, and U.S. Treasury securities with maturities of less than 91days at the date of purchase. Cash equivalents are stated at cost, which approximates market value.

g.
Investments - Investments consist of U.S. Treasury securities that have been designated as trading securities and brokered certificates of deposit that are intended to be held to maturity. These investments are accounted for in accordance with the standards of SFAS No. 115, “Accounting for Certain Investments: Debt and Equity Securities” and are therefore recorded at fair value. The Partnership determines fair value of trading securities as the market value of such securities as set forth in the Partnership’s brokerage account statements.

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

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

i.
Recent accounting pronouncement - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008.

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). The FASB has issued SFAS No. 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The provisions of SFAS No. 159 became effective for the Partnership on January 1, 2008. There was no impact on these financial statements as a result of the adoption of the standard since the Partnership has not elected to adopt this standard for any assets.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” - an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year ends). Earlier adoption is prohibited. The Partnership’s management does not anticipate that this pronouncement will have a significant impact on the financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” - an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance and cash flows. SFAS No. 161 applies to all entities and is effective for consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. The Partnership’s management does not anticipate that this pronouncement will have a significant impact on the financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.

Financial assets and liabilities recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1.  Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market.

Level 2.  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain corporate debt securities and derivative contracts.

Level 3.  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes long-term derivative contracts and real estate.

In accordance with SFAS No. 157, the following table represents the Partnership’s fair value hierarchy for its financial assets (cash, cash equivalents and short-term investments) measured at fair value on a recurring basis as of June 30, 2008:

Securities Owned	Level 1	Level 2	Level 3	Total
Cash	$172,718	$—	$—	$172,718
Short-term investments	3,374,945	—	—	3,374,945
Total	$3,547,663	$—	$—	$3,547,663

4.	Disposal of Business Segment / Note Receivable

The Partnership closed a sale agreement for Fox Squirrel Country Club on March 9, 2001. Under the agreement, the Partnership received $150,000 in cash and a note for $712,500. The note required monthly payments of $6,641 including interest at 9.75% per annum and maturing on March 9, 2004. The note was collateralized by a first mortgage on the golf club. On June 17, 2003, the note was modified and the Partnership received an additional principal payment of $534,748. The Partnership subordinated its lien priority on the assets sold to a bank. Under the modified terms of the note, monthly payments were $1,371 including interest at the greater of 8.75% or FNB Southeast’s prime interest rate plus 2%. The note was repaid in full in June 2008.

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5.	Commitments and Contingent Liabilities

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

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

The Partnership has not made any representations or warranties to buyers of land as to the red-cockaded woodpecker or to protected or endangered species generally. Nevertheless, it is reasonably possible that one or more such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the presence of protected or endangered species on or near the land or to restrictions on issuing building permits designed to preserve the habitat of protected or endangered species, preventing such buyer from utilizing the land in the matter intended. If any litigation is instituted seeking compensation or rescission due to endangered and protected species, the Partnership believes that it would prevail on the merits, although no such assurances can be given, but the cost of defending such litigation could be substantial. As of the date of this report, there is no pending litigation, and the Partnership is not aware of any potential claims or actions relating to these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

REEVES TELECOM LIMITED PARTNERSHIP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Water Level of Lakes

The Partnership believes that the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership. The Partnership’s ability to sell land at its asking prices would be adversely affected if the water level in the lakes was substantially below normal for any length of time. Due to protracted drought or near-drought conditions for much of 2007, nearly all the lakes within the City of Boiling Spring Lakes had a water level substantially below normal. These conditions resulted in a lowering of the water level, and sinkholes developed in the bed of Boiling Spring Lake, the largest lake in the community. Remedial measures taken by the city seem to have solved the issue of the sinkholes; however, the lack of normal rainfall prevented the lakes, including Boiling Spring Lake, from returning to approximately normal levels for some time after the remedial measures were taken. The water level of most of the lakes, including Boiling Spring Lake, has since returned to approximately normal. The Partnership has not made any representations or warranties to buyers of land as to the water level in the lakes. Nevertheless, it is reasonably possible that one or more of such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the water level of the lakes being substantially below normal, whether due to damage to the dam, protracted drought conditions, or otherwise. If any litigation is instituted seeking compensation or rescission, the Partnership believes that it would prevail on the merits, although no such assurances can be given, but the cost of defending such litigation could be substantial. As of the date of this report, there is no pending litigation, and the Partnership is not aware of any potential claims or actions in these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

Building and Maintaining Roads

The Partnership is responsible for maintaining certain roads, most of which are unpaved, and certain road rights-of-way within the City of Boiling Spring Lakes. The Partnership may complete some or all of the roads, or a portion of some or all of the roads, but there is no contractual obligation to do so. The Partnership has not set aside any money or entered into any bond, escrow, or trust agreement to assure completion of the roads. It may be difficult or impossible for the Partnership to sell lots located on uncompleted roads. The City of Boiling Spring Lakes will not assume any road that is not paved with asphalt, and the City need not assume any paved road. Accordingly, unless and until the Partnership completes a road and has it paved with asphalt, and the road has been assumed by the City of Boiling Spring Lakes, the Partnership will be responsible for maintaining such road and the right-of-way. Since 2001, the Partnership has spent approximately $193,000 for rocking and paving roads. The failure by the Partnership to provide proper maintenance of the roads and rights-of-way which have not been assumed by the City of Boiling Spring Lakes may subject the Partnership to substantially greater risk of litigation from persons adversely affected by such failure. If such litigation were to be initiated, the Partnership believes that it would prevail on the merits, although no such assurances can be given, but the cost of defending such litigation could be substantial, as could the cost of building any such road, should the Partnership not prevail.

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

In recent months, financial institutions nationwide have suffered huge loan losses, in large part due to so-called “subprime loans,” that is, real estate loans extended to borrowers with weak credit histories, that went into default. These loan losses have depleted the capital that banks need as reserves against future loan losses and have made it more difficult for banks to sell their mortgages and other loans as asset-backed securities, a process that provides the banks with money to make new loans. In response to these loan losses, banks and other financial institutions have tightened lending standards on home mortgages and other consumer and business loans, even for so-called “prime loans,” that is, real estate loans extended to borrowers with strong credit histories. Management believes that these tighter lending standards by area banks have contributed, in part, to a slowing of the local real estate market.

The lowering of interest rates, which were already low by historical standards, and other actions taken by the U.S. Federal Reserve System in recent months appear to have resulted in a slight increase in activity in Brunswick County’s residential housing market during the first six months of 2008. While such increase in activity seems not to have reached the City of Boiling Spring Lakes, it is unclear at this time if the market in Boiling Spring Lakes will see any resulting improvement during 2008. Management expects that the Partnership’s real estate sales in 2008 will not be significantly greater than in 2007 and may be significantly lower, due principally to economic conditions and tighter lending standards generally, and to continued restrictions on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker within the city limits.

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

■	Revenue

Property Sales

Revenue from property sales, and the amount and type of property sold for the three months ended June 30, 2008 and June 30, 2007 are set forth in the table below.

	Three Months Ended June 30,
	2008	2007

PROPERTY SOLD
Individual undeveloped lots	—	9
Commercial land (acres)	—	0.13
Other land (acres)	—	1.42

REVENUE
Individual undeveloped lots	$—	$293,360
Commercial land (acres)	—	29,940
Other land (acres)	—	19,925
Total revenue	$—	$343,225

The Partnership sold no individual undeveloped lots during the three months ended June 30, 2008, compared to 9 individual undeveloped lots during the three months ended June 30, 2007. Management attributes the decrease in sales to four factors:

●
Efforts by the U.S. Fish and Wildlife Service to protect the habitat of the red-cockaded woodpecker within and nearby the City of Boiling Spring Lakes, which efforts have led to certain restrictions on development in the area generally;

●	The slowing of economic conditions generally;

●
The maintenance of, or in some cases an increase in, more restrictive lending practices by area banks, due, in part, to concerns over the subprime lending market, that have the effect of making it more difficult than in past years for potential borrowers to obtain financing to purchase and build on land such as that sold by the Partnership; and

●
The water level of area lakes being substantially below normal for much of 2007 and early 2008, due primarily to the protracted drought and near-drought conditions in the southeastern coastal region of North Carolina.

During the three months ended June 30, 2008, the Partnership sold no commercial land or unplatted woodland tracts, compared to 0.13 acres of commercial land, and 1.42 acres of unplatted woodland tracts during the three months ended June 30, 2007. The Partnership experiences great volatility in sales of such types of property from year to year as to revenue and amount of land sold, and often the Partnership records no sales of such properties in a fiscal year.

Interest Income

Interest income decreased 47%. Management attributes the decrease to significantly lower interest rates on U.S. Treasury securities held by the Partnership during the three months ended June 30, 2008 compared to the same period of 2007. The decrease in interest rates reflects efforts by the U.S. Federal Reserve System to stimulate the U.S. economy through lower interest rates generally. During the second quarter of 2008, the Partnership began investing cash in brokered certificates of deposit with maturities of less than one year to take advantage of the higher interest rates offered on such securities compared to the rates offered on U.S. Treasury securities having the same maturity. On an annualized basis, the Partnership expects to earn approximately 3% on its investments in brokered CD’s, compared to approximately 2% or less on its investments in U.S. Treasury securities.

Other Income

The Partnership earned no Other income for the three months ended June 30, 2008, compared to $115 for the same period of 2007.

■	Direct Costs of Property Sold

The Partnership sold no land during the three months ended June 30, 2008. As a result, the Partnership recorded no direct costs of property sold for such period. Direct costs of property sold for the three months ended June 30, 2007 were $10,573.

■	Selling, General and Administrative Expenses

Selling, general and administrative expenses were $123,853 for the three months ended June 30, 2008, compared to $166,552 for the same period of 2007, for a net decrease of 26% The significant changes among the principal components of selling, general and administrative expenses are as follows:

Income Taxes

During the three months ended June 30, 2008, the Partnership paid $10,000 in state income taxes to North Carolina relating to fiscal 2007. During the same period of 2007, the Partnership paid $35,000 in state taxes relating to fiscal 2006. The 71% decrease reflects the Partnership’s decrease in profitability from 2007 to 2008. As a limited partnership, the Partnership generally passes income tax liability through to its partners. With respect to 2007 and 2006, however, management believes that the administrative cost of allocating such liability among the partners, and maintaining records therefor, would be unreasonably time-consuming and complex. Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of the Partnership’s income for each such year would be/has been reduced by a pro rata share of such taxes paid.

Real Estate Taxes

Real estate taxes for the three months ended June 30, 2008 were $30,000, compared to $12,893 for the same period of 2007. The 132% increase reflects a county-wide reassessment during 2007, which had the effect of increasing the aggregate assessed value of the Partnership’s land by more than 200%, which more than offset the decrease in the tax rate. Each of the individual platted lots owned by the Partnership - 1,079 lots at June 30, 2008 - is assessed individually at its market value as determined by the local taxing authorities, with no significant discount to reflect common ownership. Consequently, management believes that the Partnership’s real estate tax burden is substantially higher than would be the case if few lots, or no lots, were actually platted.

Miscellaneous Expenses

The Partnership incurred $2,020 in miscellaneous expenses for the three months ended June 30, 2008, compared to $8,681 in miscellaneous expenses for the three months ended June 30, 2007. Management attributes the 77% decrease primarily to the expenditure in June 2007 of $6,273 in connection with studies involving, and consultants’ work relating to, alternatives for addressing the concerns of the U.S. Fish and Wildlife Service about protecting the habitat of the red-cockaded woodpecker on and in proximity to land owned by the Partnership.

■	Depreciation

Depreciation for the three months ended June 30, 2008 was $961, compared to $993 for the three months ended June 30, 2007. The 3% decrease reflects the facts that certain computer equipment became fully depreciated during 2007 and the Partnership acquired no new depreciable assets during the three months ended June 30, 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

■	Revenue

Property Sales

Revenue from property sales, and the amount and type of property sold for the six months ended June 30, 2008 and June 30, 2007 are set forth in the table below.

	Six Months Ended June 30,
	2008	2007

PROPERTY SOLD
Individual undeveloped lots	—	14
Commercial land (acres)	—	0.13
Other land (acres)	—	1.42

REVENUE
Individual undeveloped lots	$—	$449,890
Commercial land	—	29,940
Other land	—	19,926
Total revenue	$—	$499,756

The Partnership sold no land during the six months ended June 30, 2008. By comparison, the Partnership sold 14 individual undeveloped lots during the six months ended June 30, 2007. Management attributes the decrease in sales to four factors:

●
Efforts by the U.S. Fish and Wildlife Service to protect the habitat of the red-cockaded woodpecker within and nearby the City of Boiling Spring Lakes, which efforts have led to certain restrictions on development in the area generally;

●	The slowing of economic conditions generally;

●
The maintenance of, or in some cases an increase in, more restrictive lending practices by area banks, due, in part, to concerns over the subprime lending market, that have the effect of making it more difficult than in past years for potential borrowers to obtain financing to purchase and build on land such as that sold by the Partnership; and

●
The water level of area lakes being substantially below normal for much of 2007 and early 2008, due primarily to the protracted drought and near-drought conditions in the southeastern coastal region of North Carolina.

During the six months ended June 30, 2008, the Partnership sold no commercial land or other land, compared to 0.13 acres of commercial land, and 1.42 acres of unplatted woodland tracts during the six months ended June 30, 2007. The Partnership experiences great volatility in sales of such types of property from year to year as to revenue and amount of land sold, and often the Partnership records no sales of such properties in a fiscal year.

Interest Income

Interest income decreased 47%. Management attributes the decrease to significantly lower interest rates on U.S. Treasury securities held by the Partnership during the six months ended June 30, 2008 compared to the same period of 2007. The decrease in interest rates reflects efforts by the U.S. Federal Reserve System to stimulate the U.S. economy through lower interest rates generally. During the second quarter of 2008, the Partnership began investing cash in brokered certificates of deposit with maturities of less than one year to take advantage of the higher interest rates offered on such securities compared to the rates offered on U.S. Treasury securities having the same maturity. On an annualized basis, the Partnership expects to earn approximately 3% on its investments in brokered CD’s, compared to approximately 2% or less on its investments in U.S. Treasury securities.

Other Income

The Partnership earned $21,097 in Other income for the six months ended June 30, 2008, compared to $189 for the same period of 2007. The increase is due to the receipt in January 2008 of a refund of $20,929 in income taxes paid by the Partnership to the State of North Carolina for 2005. As a limited partnership, the Partnership generally passes income tax liability through to its partners. With respect to 2005, however, management believes that the administrative cost of allocating liability among the partners, and maintaining records therefor, would be unreasonably time-consuming and complex. Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of the Partnership’s income for each such year was reduced by a pro rata share of such taxes paid. Since the refund for 2005 was received in 2008, the refund was treated for accounting purposes as income.

■	Direct Costs of Property Sold

The Partnership sold no land during the six months ended June 30, 2008. As a result, the Partnership recorded no direct costs of property sold for such period. Direct costs of property sold for the six months ended June 30, 2007 were $14,599.

■	Selling, General and Administrative Expenses

Selling, general and administrative expenses were $231,127 for the six months ended June 30, 2008, compared to $273,563 for the same period of 2007, for a net decrease of 16%. The significant changes among the principal components of selling, general and administrative expenses are as follows:

Income Taxes

During the six months ended June 30, 2008, the Partnership paid $10,000 in state income taxes to North Carolina relating to fiscal 2007. During the same period of 2007, the Partnership paid $35,000 in state taxes relating to fiscal 2006. The 71% decrease reflects the Partnership’s decrease in profitability from 2007 to 2008. As a limited partnership, the Partnership generally passes income tax liability through to its partners. With respect to 2007 and 2006, however, management believes that the administrative cost of allocating such liability among the partners, and maintaining records therefor, would be unreasonably time-consuming and complex. Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of the Partnership’s income for each such year would be/has been reduced by a pro rata share of such taxes paid.

Real Estate Taxes

Real estate taxes for the six months ended June 30, 2008 were $60,000, compared to $25,786 for the same period of 2007. The 132% increase reflects a county-wide reassessment during 2007, which had the effect of increasing the aggregate assessed value of the Partnership’s land by more than 200%, which more than offset the decrease in the tax rate. Each of the individual platted lots owned by the Partnership - 1,079 lots at June 30, 2008 - is assessed individually at its market value as determined by the local taxing authorities, with no significant discount to reflect common ownership. Consequently, management believes that the Partnership’s real estate tax burden is substantially higher than would be the case if few lots, or no lots, were actually platted.

Miscellaneous Expenses

The Partnership incurred $5,585 in miscellaneous expenses for the six months ended June 30, 2008, compared to $35,097 in miscellaneous expenses for the six months ended June 30, 2007. Management attributes the 84% decrease primarily to the significantly lesser expenditure during 2008 than in 2007 on studies involving, and consultants’ work relating to, alternatives for addressing the concerns of the U.S. Fish and Wildlife Service about protecting the habitat of the red-cockaded woodpecker on and in proximity to land owned by the Partnership.

■	Depreciation

Depreciation for the six months ended June 30, 2008 was $1,923, compared to $1,985 for the six months ended June 30, 2007. The 3% decrease reflects the facts that certain computer equipment became fully depreciated during 2007 and the Partnership acquired no new depreciable assets during the six months ended June 30, 2008.

Liquidity

■	General

At June 30, 2008, the Partnership had $172,718 in cash and cash equivalents, and $3,374,945 invested in U.S. Treasury securities and brokered certificates of deposit having a maturity of less than one year. There was no long-term debt.

Until an estimate can be made with some degree of certainty as to the costs the Partnership will have to bear for the future installation of water distribution and sewer lines, management expects to continue investing some portion of the Partnership’s cash balances in debt securities having a maturity of less than one year to provide the Partnership with some liquidity to meet the assessments for such costs. In the past, management has invested excess cash balances exclusively in U.S. Treasury securities; however, since interest rates on such securities are very low by historical standards, management has recently invested, and may invest in the future, in other debt instruments that are direct obligations of or guaranteed by the

U.S. government and/or in brokered certificates of deposit if management believes it would be advantageous to do so.

■	Cash Flows from Operating Activities

Operating activities used $240,725 of net cash during the six months ended June 30, 2008, compared to $170,571 of net cash generated from operating activities during the same period of 2007. Management attributes the change primarily to the decrease in revenue from property sales for the first six months of 2008 from the same period of 2007, the substantial increase in the amount of property taxes paid by the Partnership in 2008 than in 2007, and to the accrual of certain expenses owed to the General Partner and one of its affiliates at June 30, 2008. Such accrued amounts will be paid during the third quarter of 2008.

■	Cash Flows from Investing Activities

Investing activities provided $93,071 of net cash during the first six months of 2008, compared to $80,794 of net cash used in investing activities during the same period of 2007. The change is due principally to the differing amounts of (a) the principal amount of U.S. Treasury securities that matured, and (b) the amount of cash reinvested by the Partnership in U.S. Treasury securities during the six months ended June 30, 2008 and June 30, 2007.

■	Long-term Debt

The Partnership had no long-term debt outstanding during the six months ended June 30, 2008 or the same period of 2007.

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

Off Balance Sheet Arrangements

The Partnership does not utilize off balance sheet arrangements, and there were none during the first six months of 2008 or 2007.

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

The Partnership also has exposure to market risk for changes in interest rates due primarily to the following:

●
Cash: Substantially all of the Partnership’s cash is deposited in an account at a local financial institution bearing interest at a variable rate. If interest rates were to increase, the Partnership would earn more interest income on its cash balances. If interest rates were to decrease, the Partnership would earn less interest income on its cash balances. During the second quarter of 2008, cash balances averaged $141,065.

●
Brokered certificates of deposit: The Partnership invests some of its excess cash in brokered CD’s having a maturity of less than one year. All of such securities are classified as trading securities. If interest rates were to increase, upon sale or maturity of the brokered CD’s currently held, the Partnership would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the brokered CD’s then purchased. If interest rates were to decrease, upon sale or maturity of the brokered CD’s currently held, the Partnership would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the brokered CD’s then purchased. Unrealized gains or losses on brokered CD’s due to changes in interest rates would not be realized so long as the securities are held to maturity. During the second quarter of 2008, the amount invested in brokered CD’s averaged $671,000.

●
U.S. Treasury securities: The Partnership invests excess cash in U.S. Treasury securities having a maturity at the time of purchase of more than 91 days but less than one year. All of such securities are classified as trading securities. If interest rates were to increase, upon sale or maturity of the U.S. Treasury securities currently held, the Partnership would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the securities then purchased. If interest rates were to decrease, upon sale or maturity of the U.S. Treasury securities currently held, the Partnership would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the securities then purchased. Unrealized gains or losses on U.S. Treasury securities held due to changes in interest rates would not be realized so long as the securities are held to maturity. During the second quarter of 2008, the amount invested in U.S. Treasury securities averaged $2,685,228.

At June 30, 2008, the Partnership had cash of $172,718. In addition, the Partnership held $1,342,000 in brokered certificates of deposit having a maturity at the time of purchase of less than one year, and $2,022,951 in U.S. Treasury securities having a maturity at the time of purchase of more than 91 days but less than one year. Had the average level of interest rates during the three months ended June 30, 2008 been higher or lower by 100 basis points or one percent (1%), the Partnership’s net income would have been approximately $8,663 more or less, respectively. The foregoing estimate of the change in net income is based upon quarterly average balances.

The Partnership had no interest-bearing debt outstanding during the second quarter of 2008.

The Partnership does not enter into derivative contracts for its own account to hedge against the risk of changes in interest rates.

ITEM 4T. CONTROLS AND PROCEDURES

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
Davis P. Stowell
President of General Partner
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer)

Date:	August 14, 2008