Form 10-K/A
period 2007-12-31
REEVES TELECOM LTD PARTNERSHIP
filed 2008-09-24
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

The following documents are incorporated by reference into this Annual Report on Form 10-K:
NONE.

[THE REST OF THIS PAGE IS BLANK]

EXPLANATORY NOTE

Reeves Telecom Limited Partnership (the “Partnership” or the “Registrant”) is filing this Amendment on Form 10-K/A (the “Second Amendment”) which amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as initially filed with the Securities and Exchange Commission on March 31, 2008 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-K/A, filed August 11, 2008 (as so amended, the “10-K”) solely to amend and restate Item 9A thereof in response to comments received from the Securities and Exchange Commission (“SEC”). In accordance with the suggestions made by the SEC, in this Second Amendment, Item 9A. "Controls and Procedures," is revised to now include management's conclusion in its assessment of the Partnership's disclosure controls and procedures that the disclosure controls and procedures were not effective, as of December 31, 2007, in ensuring that information required to be disclosed by the Partnership was reported within the time period specified in the Securities and Exchange Commission's rules and forms, solely as a result of the inadvertent omission of the required management’s annual report on internal control over financial reporting in the Original Filing. This Second Amendment sets forth the complete text of Item 9A, as amended. No other changes are being made to the 10-K. No attempt has been made in this Second Amendment to modify or update the other disclosures presented in the 10-K. Accordingly, this Second Amendment should be read in conjunction with the 10-K and the Registrant’s other filings with the SEC.

[THE REST OF THIS PAGE IS BLANK]

Item 9A. Controls and Procedures

The Partnership maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Partnership's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Partnership’s Chief Executive Officer and Chief Financial Officer, or the person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Partnership’s management has the responsibility for establishing and maintaining adequate disclosure controls and procedures. Since the Registrant is a limited partnership, it has no officers or directors. Mr. Davis P. Stowell, president of the General Partner, carries out the functions of the principal executive officer and the principal financial officer of the Partnership, and, accordingly, is deemed to be the Partnership’s “management” for purposes involving the evaluation of the disclosure controls and procedures and the effectiveness thereof. Mr. Stowell has, as of the end of the period covered by this Annual Report on Form 10-K, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, and solely because of the inadvertent omission of the required management’s annual report on internal control over financial reporting in the Partnership’s Annual Report on Form 10-K when it was originally filed on March 31, 2008, Mr. Stowell has concluded that the Partnership’s disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Partnership was reported within the time period specified in the Securities and Exchange Commission's rules and forms. The Partnership has implemented additional controls and procedures designed to provide reasonable assurance that the disclosures provided by the Partnership meet the then-current requirements of the applicable filing made under the Exchange Act.

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

REEVES TELECOM LIMITED PARTNERSHIP

Signatures		Title	Date

By:	Grace Property Management, Inc.	General Partner	September 24, 2008

By:	/s/ DAVIS P. STOWELL
Davis P. Stowell
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/s/ DAVIS P. STOWELL	President and Director of	September 24, 2008
	Davis P. Stowell	General Partner
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)

[THE REST OF THIS PAGE IS BLANK]