Form 10-Q
period 2008-09-30
REEVES TELECOM LTD PARTNERSHIP
filed 2008-11-13
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

REEVES TELECOM LIMITED PARTNERSHIP

FORM 10-Q

- i -

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets

Cash and cash equivalents	$25,532	$320,372
Investments	3,387,000	3,339,193
Note receivable	—	128,823
Prepaid and other current assets	11,832	—
Properties held for sale and property and equipment
Properties held for sale	343,832	329,209
Property and equipment, net	238,160	241,044
Total assets	$4,006,356	$4,358,641

Liabilities and Partners’ Capital

Current liabilities
Accounts payable and accrued expenses	$109,021	$190,654
Accrued expenses - affiliates	44,805	47,971
Total current liabilities	153,826	238,625
Commitments and contingencies

Partners’ capital	3,852,530	4,120,016
Total liabilities and partners’ capital	$4,006,356	$4,358,641

The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007

Revenues:
Interest income	$22,583	$50,195
Other income	1,276	3,860
Total revenues	23,859	54,055

Operating expenses:
Selling, general and administrative expenses	127,273	180,474
Depreciation	962	992
Total operating expenses	128,235	181,466

Net loss	(104,376)	(127,411)

Partners’ capital at beginning of period	$3,956,906	$4,430,760

Partners’ capital at end of period	$3,852,530	$4,303,349

Net loss per partnership unit	$(0.06)	$(0.07)

Weighted average partnership units issued and
outstanding	1,811,562	1,811,562

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007

Revenues:
Property sales	$—	$499,756
Interest income	71,424	143,184
Other income	22,374	4,049
Total revenues	93,798	646,989

Operating expenses:
Direct costs of property sold	—	14,599
Selling, general and administrative expenses	358,399	454,037
Depreciation	2,885	2,977
Total operating expenses	361,284	471,613

Net income (loss)	(267,486)	175,376

Partners’ capital at beginning of period	$4,120,016	$4,127,973

Partners’ capital at end of period	$3,852,530	$4,303,349

Net income (loss) per partnership unit	$(0.15)	$0.10

Weighted average partnership units issued and
outstanding	1,811,562	1,811,562

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net income (loss)	$(267,486)	$175,376
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation	2,885	2,977
Changes in operating assets and liabilities:
Prepaid and other current assets	(11,832)	—
Property held for sale, net	(14,622)	(54,848)
Accounts payable and accrued expenses	(81,634)	(89,186)
Accrued expenses, affiliates	(3,166)	—
Net cash used in operating activities	(375,855)	(34,319)

Cash flows from investing activities:
Principal payments on note receivable	128,823	3,669
Purchase of investments	(6,541,808)	(5,561,741)
Proceeds from sale of investments	6,494,000	5,433,000
Increase in sales property and equipment, net	—	(1,534)
Net cash provided by (used in) investing
activities	81,015	(126,606)

Net decrease in cash and cash equivalents	(294,840)	(92,287)

Cash and equivalents - beginning of period	320,372	339,318

Cash and equivalents - end of period	$25,532	$247,031

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

The Partnership intends to continue to sell land in the normal course of business and, while no assurances can be given, the Partnership believes the carrying value of the remaining land is less than its fair value. Should the Partnership elect to affect a bulk sale and/or abandonment, the net amount realized could be less than the carrying value.

The Partnership’s General Partner is Grace Property Management, Inc.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies

a.
Basis of accounting - The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership’s results of operations and financial condition have been included. Operating results for the three month and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 31, 2008.

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

e.
Significant concentrations of credit risk - At September 30, 2008, the Partnership maintained cash balances in excess of Federal Deposit Insurance Corporation insured amounts. The Emergency Economic Stabilization Act of 2008, enacted in October 2008, provides for a temporary increase in the basic limit on federal deposit insurance coverage per depositor from $100,000 to $250,000 effective October 3, 2008. Unless the temporary increase is extended or made permanent, the basic deposit insurance limit will return to $100,000 after December 31, 2009. In the event that a bank where the Partnership maintains its accounts becomes insolvent, the Partnership may lose some or all of such excess.

f.
Cash and cash equivalents - For purposes of the statements of cash flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions, money market accounts, and U.S. Treasury securities with maturities of less than 91days at the date of purchase. Cash equivalents are stated at cost, which approximates market value.

g.
Investments - Investments consist of U.S. Treasury securities and brokered certificates of deposit that have been designated as trading securities. These investments are accounted for in accordance with the standards of SFAS No. 115, “Accounting for Certain Investments: Debt and Equity Securities”. Trading securities are recorded at fair value. The Partnership determines fair value of trading securities as the market value of such securities as set forth in the Partnership’s brokerage account statements. Brokered certificates of deposit are stated at cost, which approximates market value.

h.
Impairment of long-lived assets - The Partnership’s long-lived assets, primarily real estate held for sale, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. The Partnership obtains an appraisal periodically (typically, every two years) for the Boiling Spring Lakes property and evaluates the carrying value of the property based on such appraisal. The Partnership does not expect to reduce the carrying value of the property in the near future.

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

i.
Recent accounting pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to observable inputs, such as quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008. See Note 3 for a further discussion of fair value.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In accordance with SFAS No. 157, the following table represents the Partnership’s fair value hierarchy for its financial assets (cash, cash equivalents and short-term investments) measured at fair value on a recurring basis as of September 30, 2008:

	Quoted
	Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable	Total at
	Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2008

Cash	$6,944	$—	$—	$6,944
Cash equivalents	18,588	—	—	18,588
Short-term investments	3,292,000	95,000	—	3,387,000
Total	$3,317,532	$95,000	$—	$3,412.532

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

The following discussion should be read in conjunction with the condensed financial statements and notes appearing elsewhere in this report. Historical results and trends which might appear in the condensed financial statements should not be interpreted as being indicative of future operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, achievements, or events, and may contain forward-looking words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “strategies,” “will be,” “will continue,” “will likely result,” and similar terms and their negatives that convey uncertainty of future events or outcomes. Forward-looking statements do not discuss historical fact, but instead represent the Partnership’s (including the General Partner’s) beliefs, expectations, intentions, and plans, and, as such, are not guarantees of future outcomes or future performance, and are subject to risks and uncertainties that are beyond the Partnership’s control and could cause the Partnership’s actual results to differ materially from those reflected in the forward-looking statements.

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

REEVES TELECOM LIMITED PARTNERSHIP

Local Real Estate Market Conditions

In April 2006, the market for undeveloped land within the City of Boiling Spring Lakes slowed considerably, primarily due to efforts by the U.S. Fish and Wildlife Service to protect the habitat of the endangered red-cockaded woodpecker. Management believes that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker had the effect of reducing the Partnership’s real estate sales for 2006 and 2007, and will have the effect of reducing the Partnership’s real estate sales for 2008 and possibly thereafter, from what might otherwise be realized in the absence of such restrictions. The Partnership is currently pursuing a program to study tree density in known foraging areas to demonstrate the potential for coexistence where sufficient tree density exists, that is, that houses can be built on lots now owned by the Partnership while retaining a sufficiently vibrant foraging area for the woodpeckers. Management believes that this program may reduce the amount of the Partnership’s land that is subject to restrictions on development because of the red-cockaded woodpecker, although there can be no assurance that any such reduction will occur or, if it occurs, that such reduction will have a material affect on the Partnership’s business. The Partnership is also participating in a citywide program to study the possibility of relocating the nests of the red-cockaded woodpecker to nearby lands. The State of North Carolina recently allocated resources to a community board to fund the development of this citywide habitat conservation plan, although there can be no assurance that relocation of nests will, in fact, occur as a result of this study or otherwise.

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

In October 2008, the U.S. Congress passed, and the president signed into law, the Emergency Economic Stabilization Act of 2008, which provides for, among other things, the infusion of cash by the federal government into financial institutions to restore capital and provide funds for extending loans to buyers of real estate and others. It is unclear at this time if and the extent to which the real estate market in Boiling Spring Lakes will see any improvement during the rest of 2008 or early 2009 as a result of such emergency legislation.

Economic activity generally has continued to slow in the coastal region of North Carolina, reflecting a nationwide trend that suggests that the U.S. economy has entered, or will

REEVES TELECOM LIMITED PARTNERSHIP

shortly enter, a recession. Management believes that the recent substantial dislocation in the credit markets and recent turmoil in equity markets, combined with the slowing economic activity, tighter lending standards generally, and continued restrictions on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker within the city limits, will make it likely that the real estate market in Boiling Spring Lakes will not see marked improvement until early to mid-2009 at the earliest. As a consequence, management expects that the Partnership’s real estate sales in 2008 will not be significantly greater than in 2007 and may be significantly lower.

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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

■	Revenue

Property Sales

The Partnership sold no land during the three months ended September 30, 2008. Management attributes the lack of sales principally to three factors:

●
Efforts by the U.S. Fish and Wildlife Service to protect the habitat of the red-cockaded woodpecker within and nearby the City of Boiling Spring Lakes, which efforts have led to certain restrictions on development in the area generally;

●	The slowing of economic conditions generally; and

●	The maintenance of, or in some cases an increase in, more restrictive lending practices by area banks, due, in part, to concerns over the subprime lending market, that have the

REEVES TELECOM LIMITED PARTNERSHIP

effect of making it more difficult than in past years for potential borrowers to obtain financing to purchase and build on land such as that sold by the Partnership.

The Partnership sold no land during the three months ended September 30, 2007. Management attributes the lack of sales principally to three factors:

●
Efforts by the U.S. Fish and Wildlife Service to protect the habitat of the red-cockaded woodpecker within and nearby the City of Boiling Spring Lakes, which efforts led to certain restrictions on development in the area generally;

●
More restrictive lending practices by area banks, due, in part, to concerns over the subprime lending market, that had the effect of making it more difficult than in past years for potential borrowers to obtain financing to purchase and build on land such as that sold by the Partnership; and

●
The water level of area lakes being substantially below normal due primarily to the protracted drought and near-drought conditions in the southeastern coastal region of North Carolina. In addition, one or more sinkholes may have developed in the bed of Boiling Spring Lake, the largest lake in the community, which may have exacerbated the situation by draining water from the lake.

Interest Income

Interest income decreased 55%. Management attributes the decrease to significantly lower interest rates on securities held for investment by the Partnership during the three months ended September 30, 2008 compared to the same period of 2007. The decrease in interest rates reflects efforts by the U.S. Federal Reserve System to stimulate the U.S. economy through lower interest rates generally. During the second quarter of 2008, the Partnership began investing cash in brokered certificates of deposit with maturities of less than one year to take advantage of the higher interest rates offered on such securities compared to the rates offered on U.S. Treasury securities having the same maturity. On an annualized basis, the Partnership expects to earn approximately 3% on its investments in brokered CD’s, compared to approximately 2% or less on its investments in U.S. Treasury securities.

■	Direct Costs of Property Sold

The Partnership sold no land during the three months ended September 30, 2008 or for the the three months ended September 30, 2007. As a result, the Partnership recorded no direct costs of property sold for either period.

REEVES TELECOM LIMITED PARTNERSHIP

■	Selling, General and Administrative Expenses

Selling, general and administrative expenses were $127,273 for the three months ended September 30, 2008, compared to $180,474 for the same period of 2007, for a net decrease of 29%. The significant changes among the principal components of selling, general and administrative expenses are as follows:

Real Estate Taxes

Real estate taxes for the three months ended September 30, 2008 were $30,000, compared to $12,893 for the same period of 2007. The 132% increase reflects a county-wide reassessment during 2007, which had the effect of increasing the aggregate assessed value of the Partnership’s land by more than 200%, which more than offset the decrease in the tax rate. Each of the individual platted lots owned by the Partnership - 1,079 lots at September 30, 2008 - is assessed individually at its market value as determined by the local taxing authorities, with no significant discount to reflect common ownership. Consequently, management believes that the Partnership’s real estate tax burden is substantially higher than would be the case if few lots, or no lots, were actually platted.

Legal Fees

Legal fees for the three months ended September 30, 2008 were $15,487, compared to $7,221 for the same period of 2007. The 114% increase reflects legal fees incurred during 2008 in connection with the resolution of matters involving the failure of the Partnership’s former transfer agent to process forms for the substitution of limited partners when transferring partnership units. No such legal fees were incurred during the three months ended September 30, 2007.

Consulting Fees

During the three months ended September 30, 2007, the Partnership paid consulting fees of $100,000 to an affiliate of the general partner in connection with the tender offers for the Partnership’s units made by third parties during 2006. No similar expense was incurred by the Partnership during the three months ended September 30, 2008.

■	Depreciation

Depreciation for the three months ended September 30, 2008 was $962, compared to $992 for the three months ended September 30, 2007. The 3% decrease reflects the facts that certain computer equipment became fully depreciated during 2007 and the Partnership acquired no new depreciable assets during 2008.

REEVES TELECOM LIMITED PARTNERSHIP

Nine months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

■	Revenue

Property Sales

Revenue from property sales, and the amount and type of property sold for the nine months ended September 30, 2008 and September 30, 2007 are set forth in the table below.

	Nine Months Ended September 30,
	2008	2007
PROPERTY SOLD
Individual undeveloped lots	—	14
Commercial land (acres)	—	0.13
Other land (acres)	—	1.42

REVENUE
Individual undeveloped lots	$—	$449,890
Commercial land	—	29,940
Other land	—	19,926
Total revenue	$—	$499,756

The Partnership sold no land during the nine months ended September 30, 2008. By comparison, the Partnership sold 14 individual undeveloped lots during the nine months ended September 30, 2007. Management attributes the decrease in sales to four factors:

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

REEVES TELECOM LIMITED PARTNERSHIP

●
The water level of area lakes being substantially below normal for much of 2007 and early 2008, due primarily to the protracted drought and near-drought conditions in the southeastern coastal region of North Carolina.

During the nine months ended September 30, 2008, the Partnership sold no commercial land or other land, compared to 0.13 acres of commercial land, and 1.42 acres of unplatted woodland tracts during the nine months ended September 30, 2007. The Partnership experiences great volatility in sales of such types of property from year to year as to revenue and amount of land sold, and often the Partnership records no sales of such properties in a fiscal year.

Interest Income

Interest income decreased 50%. Management attributes the decrease to significantly lower interest rates on U.S. Treasury securities held by the Partnership during the nine months ended September 30, 2008 compared to the same period of 2007. The decrease in interest rates reflects efforts by the U.S. Federal Reserve System to stimulate the U.S. economy through lower interest rates generally. During the second quarter of 2008, the Partnership began investing cash in brokered certificates of deposit with maturities of less than one year to take advantage of the higher interest rates offered on such securities compared to the rates offered on U.S. Treasury securities having the same maturity. On an annualized basis, the Partnership expects to earn approximately 3% on its investments in brokered CD’s, compared to approximately 2% or less on its investments in U.S. Treasury securities.

Other Income

The Partnership earned $22,374 in Other Income for the nine months ended September 30, 2008, compared to $4,049 for the same period of 2007. The increase is due principally to the receipt in January 2008 of a refund of $20,929 in income taxes paid by the Partnership to the State of North Carolina for 2005. As a limited partnership, the Partnership generally passes income tax liability through to its partners. With respect to 2005, however, management believes that the administrative cost of allocating liability among the partners, and maintaining records therefor, would be unreasonably time-consuming and complex. Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of the Partnership’s income for each such year was reduced by a pro rata share of such taxes paid. Since the refund for 2005 was received in 2008, the refund was treated for accounting purposes as income.

■	Direct Costs of Property Sold

The Partnership sold no land during the nine months ended September 30, 2008. As a result, the Partnership recorded no direct costs of property sold for such period. Direct costs of property sold for the nine months ended September 30, 2007 were $14,599.

REEVES TELECOM LIMITED PARTNERSHIP

■	Selling, General and Administrative Expenses

Selling, general and administrative expenses were $358,399 for the nine months ended September 30, 2008, compared to $454,037 for the same period of 2007, for a net decrease of 21%. The significant changes among the principal components of selling, general and administrative expenses are as follows:

Income Taxes

During the nine months ended September 30, 2008, the Partnership paid $10,000 in state income taxes to North Carolina relating to fiscal 2007. During the same period of 2007, the Partnership paid $35,000 in state taxes relating to fiscal 2006. The 71% decrease reflects the Partnership’s decrease in profitability from 2007 to 2008. As a limited partnership, the Partnership generally passes income tax liability through to its partners. With respect to 2007 and 2006, however, management believes that the administrative cost of allocating such liability among the partners, and maintaining records therefor, would be unreasonably time-consuming and complex. Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of the Partnership’s income for each such year would be/has been reduced by a pro rata share of such taxes paid.

Real Estate Taxes

Real estate taxes for the nine months ended September 30, 2008 were $90,000, compared to $38,678 for the same period of 2007. The 133% increase reflects a county-wide reassessment during 2007, which had the effect of increasing the aggregate assessed value of the Partnership’s land by more than 200%, which more than offset the decrease in the tax rate. Each of the individual platted lots owned by the Partnership - 1,079 lots at September 30, 2008 - is assessed individually at its market value as determined by the local taxing authorities, with no significant discount to reflect common ownership. Consequently, management believes that the Partnership’s real estate tax burden is substantially higher than would be the case if few lots, or no lots, were actually platted.

Consulting Fees

During the nine months ended September 30, 2007, the Partnership paid consulting fees of $100,000 to an affiliate of the general partner in connection with the tender offers for the Partnership’s units made by third parties during 2006. No similar expense was incurred by the Partnership during the nine months ended September 30, 2008.

REEVES TELECOM LIMITED PARTNERSHIP

■	Depreciation

Depreciation for the nine months ended September 30, 2008 was $2,885, compared to $2,977 for the nine months ended September 30, 2007. The 3% decrease reflects the facts that certain computer equipment became fully depreciated during 2007 and the Partnership acquired no new depreciable assets during 2008.

Liquidity

■	General

At September 30, 2008, the Partnership had $25,532 in cash and cash equivalents, and $3,387,000 invested in brokered certificates of deposit having a maturity of less than one year. There was no long-term debt.

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

Operating activities used $375,855 of net cash during the nine months ended September 30, 2008, compared to $34,319 of net cash used in operating activities during the same period of 2007. Management attributes the change primarily to the decrease in revenue from property sales for the first nine months of 2008 from the same period of 2007 and to the substantial increase in the amount of property taxes paid by the Partnership in 2008 than in 2007.

■	Cash Flows from Investing Activities

Investing activities provided $81,015 of net cash during the first nine months of 2008, compared to $126,606 of net cash used in investing activities during the same period of 2007. The change is due principally to the differing amounts of (a) the principal amount of U.S.

REEVES TELECOM LIMITED PARTNERSHIP

Treasury securities that matured, and (b) the amount of cash reinvested by the Partnership in U.S. Treasury securities and brokered certificates of deposit during the nine months ended September 30, 2008 and September 30, 2007.

■	Long-term Debt

The Partnership had no long-term debt outstanding during the nine months ended September 30, 2008 or the same period of 2007.

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

REEVES TELECOM LIMITED PARTNERSHIP

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

Off Balance Sheet Arrangements

The Partnership does not utilize off balance sheet arrangements, and there were none during the first nine months of 2008 or 2007.

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

REEVES TELECOM LIMITED PARTNERSHIP

the Partnership would earn more interest income on its cash balances. If interest rates were to decrease, the Partnership would earn less interest income on its cash balances. During the third quarter of 2008, cash balances averaged $99,124.

●
Brokered certificates of deposit: The Partnership has invested some of its excess cash in brokered CD’s having a maturity of less than one year. All of such securities are classified as trading securities. If interest rates were to increase, upon sale or maturity of the brokered CD’s currently held, the Partnership would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the brokered CD’s then purchased. If interest rates were to decrease, upon sale or maturity of the brokered CD’s currently held, the Partnership would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the brokered CD’s then purchased. Unrealized gains or losses on brokered CD’s due to changes in interest rates would not be realized so long as the securities are held to maturity. During the third quarter of 2008, the amount invested in brokered CD’s averaged $2,364,500.

●
U.S. Treasury securities: The Partnership has invested some of its excess cash in U.S. Treasury securities having a maturity at the time of purchase of more than 91 days but less than one year. All of such securities are classified as trading securities. If interest rates were to increase, upon sale or maturity of the U.S. Treasury securities currently held, the Partnership would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the securities then purchased. If interest rates were to decrease, upon sale or maturity of the U.S. Treasury securities currently held, the Partnership would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the securities then purchased. Unrealized gains or losses on U.S. Treasury securities held due to changes in interest rates would not be realized so long as the securities are held to maturity. During the third quarter of 2008, the amount invested in U.S. Treasury securities averaged $1,011,475.

At September 30, 2008, the Partnership had cash of $25,532. In addition, the Partnership held $3,387,000 in brokered certificates of deposit having a maturity at the time of purchase of less than one year. Had the average level of interest rates during the three months ended September 30, 2008 been higher or lower by 100 basis points or one percent (1%), the Partnership’s net income would have been approximately $8,635 more or less, respectively. The foregoing estimate of the change in net income is based upon quarterly average balances.

The Partnership had no interest-bearing debt outstanding during the third quarter of 2008.

The Partnership does not enter into derivative contracts for its own account to hedge against the risk of changes in interest rates.

REEVES TELECOM LIMITED PARTNERSHIP

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

There has been no change in the Partnership’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that occurred during the third fiscal quarter of 2008 that has materially affected or is reasonably likely to materially affect the Partnership’s internal control over financial reporting.

REEVES TELECOM LIMITED PARTNERSHIP

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The Partnership has identified the following additional risk and uncertainty that may have a material adverse effect on the Partnership’s business, financial condition, or results of operations. Investors should carefully consider the risk described below, together with those described in Part I, Item 1A, “Risk Factors” within the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 31, 2008.

■	Current Operating Environment

The recent disruptions in the nation’s economy and credit and financial markets, and the related reduction in consumer confidence in the economy, have negatively affected the real estate industry as a whole, including the real estate market in Brunswick County, North Carolina. There is considerable uncertainty as to how severe the current downturn may be and how long it may continue. The Partnership’s cash balances and cash reserves, currently invested in brokered certificates of deposit with maturities of less than one year, are expected to provide the Partnership with liquidity into 2010 and perhaps longer, absent unforeseen events. Protracted weakness in or a further worsening of the economy generally, including in Brunswick County, could be harmful to the Partnership’s financial position and results of operations, and could require the Partnership to sell real estate at prices and/or at times that management believes to be disadvantageous, or incur debt on terms that management believes to be unfavorable.

ITEM 6.	EXHIBITS

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

*	Exhibit 32 is to be treated as “furnished” rather than “filed” as part of this report.

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

Date: November 12, 2008