Form 10-K
period 2008-12-31
REEVES TELECOM LTD PARTNERSHIP
filed 2009-03-31
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Partnership Units
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

On March 23, 2009, registrant had outstanding 1,811,562 partnership units.  See “Item 5. Market for Registrant’s Common Equity, Related Unit Holder Matters, and Issuer Purchases of Equity Securities.”  There is no active market for the partnership units.  As of March 23, 2009, non-affiliates held 1,170,385 partnership units.

The following documents are incorporated by reference into this Annual Report on Form 10-K:
NONE.

[THE REST OF THIS PAGE IS BLANK]

[THIS PAGE LEFT BLANK INTENTIONALLY]

PART I

Special Note on Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable securities laws.  These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, achievements, or events, and may contain forward-looking words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “should,” “strategies,” “will,” “will be,” “will continue,” “will likely result,” and similar terms and their negatives that convey uncertainty of future events or outcomes.  These statements represent our (including the General Partner’s) beliefs, expectations, intentions, and plans, and, as such, are not guarantees of future outcomes or future performance, and are subject to risks and uncertainties that are beyond our control and could cause our actual results to differ materially from those reflected in the forward-looking statements.

Readers are cautioned not to place undue reliance upon these forward-looking statements, which reflect Management’s analysis only as to the date hereof.  Readers should carefully review the risk factors described in “Item 1A.  Risk Factors” and other documents Reeves Telecom Limited Partnership has filed and from time to time will file with the Securities and Exchange Commission which could cause actual results to differ materially from those in these forward-looking statements.  Reeves Telecom Limited Partnership undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 1. Business

            As used herein, the terms “we”, “us” and “our” refer to Reeves Telecom Limited Partnership, a South Carolina limited partnership.  As used herein, the term “our general partner” and “General Partner” refers to Grace Property Management, Inc., a Delaware corporation, and/or its successors or additional general partners, as the context requires.

General

We are a South Carolina limited partnership that is engaged in owning, developing, selling, leasing, or otherwise dealing in real estate in North Carolina.

Background; Development of Business

Reeves Telecom Corporation (the “Corporation”), our predecessor, was principally engaged in owning and operating commercial radio stations and television stations, and also engaged in real estate development.  In 1979, the Corporation’s stockholders approved a plan of liquidation.  Pursuant to the plan, as amended, the Corporation sold all of its broadcasting assets and substantially all of the land held for development and sale at one of its two land development locations during the twelve-month period ended May 15, 1980, and distributed to its stockholders cash of $0.90 per share on February 29, 1980 and $2.30 per share on May 14, 1980.  The Corporation’s stockholders were thereafter entitled to receive one of our limited partnership units in exchange for each share of the Corporation’s common stock.  We were organized on October 25, 1979 for the purpose of accepting from the Corporation the assets that remained unliquidated and certain liabilities, but had only nominal assets and no liabilities until May 15, 1980.   To reflect a change in South Carolina law, our name was changed from Reeves Telecom Associates to Reeves Telecom Limited Partnership on January 21, 1987.

We succeeded to the ownership of real estate situated within two developments, Boiling Spring Lakes in North Carolina, and Pimlico Plantation in South Carolina.  Substantially all of the real estate in Pimlico Plantation had been sold by 1990 (with the final lot sold in 2003), and, since then, our principal assets have been our real estate in Boiling Spring Lakes and a golf course and country club located within that development.  See “Item 2.  Properties.”

From our inception to mid-1993, we had limited financial resources.  We, therefore, focused on holding down costs until we could sell all or substantially all of our assets in a bulk sale.  Local real estate brokers were relied upon to generate individual lot sales, and the golf course and country club were leased to a third party operator.  Under this arrangement, lot sales were slow and, generally, operating expenses significantly exceeded revenue from such sales.

Beginning in June 1993, we focused on the sale of individual lots on an all-cash basis through our sales office in Boiling Spring Lakes.  At that time, we also became increasingly involved in the management and operation of the golf course and country club.

           During 2000, we sold approximately 5,127 acres of land, or approximately 80% of the total acreage then owned by us in Boiling Spring Lakes, to The Nature Conservancy.  The sale generated gross proceeds of $2,400,000.

During 2001, we sold the assets of the golf course and country club for total consideration of $862,500, consisting of a combination of cash and a note receivable.  The buyer of the assets made a substantial prepayment of principal on the note receivable in June 2003 and paid the remaining balance on the note receivable in June 2008.

See our audited financial statements and the summary information set forth in Table 4, “Selected Income Statement Data,” and Table 5, “Selected Balance Sheet Data,” for financial information on our business.

Description of Business

   ■  Real Estate Sales

Boiling Spring Lakes began in 1962 as a 14,000-acre development.  Most of the land has been sold and that which remains lies within the City of Boiling Spring Lakes, in Brunswick County, North Carolina.  Revenue from real estate sales and the type of land sold for each of the last five fiscal years ended December 31 are shown on Table 1, below.

TABLE 1: REVENUE FROM REAL ESTATE SALES
AND TYPE OF PROPERTY SOLD IN BOILING SPRING LAKES, NC

	Year Ended December 31,
	2008	2007	2006		2005		2004
Revenue
Individual lots:
Unimproved	$--	$449,890	$664,974	[a]	$1,899,321	[c]	$1,114,147
Improved	--	--	--		167,135		--
Commercial land	--	29,940	234,437	[a]	--		59,821
Other land	--	19,926	--		421,195		--
Total revenue	$--	$499,756	$899,411		$2,487,651		$1,173,968

Type of Property Sold
Individual lots:
Unimproved	--	14	25		81	[d]	86
Improved	--	--	--		1		--
Commercial land (acres)	--	0.13	1	.30[b]	--		3.00
Other land (acres)	--	1.42	--		54.00		--

Notes:

[a]	In our Annual Report on Form 10-K for the year ended December 31, 2006, revenue from the sale of commercial land was included in revenue from the sale of unimproved individual lots.
[b]	In our Annual Report on Form 10-K for the year ended December 31, 2006, 1.30 acres of commercial land was inadvertently omitted.
[c]	Includes $55,000 relating to the value of land in an exchange of 6 lots for a five-acre tract.
[d]	Includes 6 lots exchanged by us for a five-acre tract.

As used in Table 1 and throughout this Annual Report on Form 10-K, the following terms have the definitions indicated:

“individual lot”:	A platted residential lot (a platted residential lot owned by us typically comprises approximately 1/3-acre, although some lots are less than 1/4-acre and some comprise up to 5 acres).

“unimproved individual lot”:	An individual lot on which construction of a house has not yet been started.

“improved individual lot”:	An individual lot on which the construction of a house has been started, even if at the time of sale construction was not completed.

“commercial land”:	Land zoned or otherwise intended by us for commercial use.

“other land”:	All other types of unimproved land of varying sizes.

The City of Boiling Spring Lakes has no central sewer system.  As a result, homes and most commercial buildings within the development use septic tanks.

Since the 1970’s, health standards in Brunswick County have become increasingly stringent regarding septic tanks and on-site sewage disposal.  We estimate that 70% to 75% of the property in Boiling Spring Lakes that would have complied with applicable regulations in the 1970’s does not meet present health standards.  This has had a detrimental effect on our real estate operations, primarily by substantially reducing the price that we can realize for land that is not suitable for the installation of an individual on-site septic system.  In limited cases, the problem can be cured by the use of drains, or by the scraping away of hard pan and adding fill dirt.  In most cases, however, the only solution to the inability to install an on-site septic system on individual lots is to install a sewer system covering multiple lots, portions of a section, or larger areas.

In 1997, we installed a small multi-user system on certain commercial land we then held for sale.  All of that commercial land was subsequently sold.  Depending upon our financial resources, the market for real estate in and around Boiling Spring Lakes, and economic conditions generally, among other factors, we may, in the future, consider installing one or more similar multi-user systems on our land in other areas of the development but currently there are no plans to do so.  We have no plans to install a sewer system covering most or all of the land remaining in our inventory.

Brunswick County has plans for an area-wide sewer system for Boiling Spring Lakes; however, there is no firm date for the County to begin installing such a system and we believe that installation is at least several years in the future.  The City of Boiling Spring Lakes has developed preliminary plans for a municipal sewer system to serve a portion of Boiling Spring Lakes; however, such project is likely to be pursued only if funding is available from the economic stimulus package that was recently enacted by the federal government or from some other external source.  See  “Item 1A.  Risk Factors – Most of our real estate lacks municipal water and sewer services.”  We believe that any other effort by the City to install a municipal sewer system, should any such system be installed, is at least several years in the future.  A private contractor may install a sewer system to serve land that he owns, and land owned by others, including us, may be able to connect to such system if built; however, to date no such private sewer system has been built in the development and obstacles would have to be overcome for any such system to be built in the future.

   ■  Other Revenue and Rental Income

From time to time, we have generated revenue from sources other than real estate sales, such as rental income.  The amount of revenue generated from such sources during the last five fiscal years ended December 31 is shown on Table 2, below.

TABLE 2: OTHER REVENUE AND RENTAL INCOME
BOILING SPRING LAKES, NC

	Year Ended December 31,
	2008	2007	2006	2005	2004

Other revenue [a]	$25,764	$4,234	$23,668	$4,501	$--

Rental income (loss), net [b]	--	--	--	(5,553)	1,267

Notes:
[a]	Reported under “Revenues” on the Statements of Operations.
[b]	Reported as a separate line item under “Operating Income (Loss)” on the Statements of Operations.

   ■  Seasonality

The sale of real estate in North Carolina is seasonal.  We generally experience slower than average lot sales in the period from November to January, inclusive.

   ■  Marketing and Advertising

Our marketing and advertising plan emphasizes the print media to promote the sale of our land and, when available for sale, improved individual lots.

   ■  Patents, Trademarks, Licenses, Franchises, and Concessions Held

Other than a real estate brokerage license issued by the State of North Carolina Board of Realtors to our General Manager, who acts as our real estate sales person, our business is not dependant in any material respect on any patent, trademark, license, franchise, or concession.

   ■  Dependence Upon Customers

From time to time, we sell tracts of land or blocks of lots to developers or others.  Generally, however, we are not dependent in any respect upon one or a few customers, the loss of any one of which might significantly affect our financial results.

    ■  Competition

Our potential customers include local residents as well as retirees and others looking to relocate to or near the stretch of beachfront communities from Cape Fear, North Carolina to Georgetown, South Carolina known as the “Grand Strand” that encompasses Myrtle Beach, or other beachfront communities, such as Carolina Beach, Kure Beach, and Wrightsville Beach.  The real estate market within that region is extremely competitive.  We compete against other real estate developers, real estate brokers, property owners acting without brokers, and others.  We believe that other real estate developers have bought some of our land in past years and that other developers may buy land from us in the future, and that such developers may compete with us for land sales or sale of improved properties within the City of Boiling Spring Lakes.

Property values are dependent upon, among other factors, the following:

•	Proximity to beaches, golf courses and other recreational facilities.

•	Proximity to places of employment.

•	Proximity to and the nature and quality of retail shopping.

•	Proximity to and the nature and quality of schools.

•	The availability of municipal water (as opposed to well water) and sewer service (as opposed to septic systems).

Many real estate developments in Brunswick County provide recreational facilities, such as a golf course, lakes and/or swimming pools, and tennis courts.  In many cases, depending upon the financial resources of the particular developer, such facilities are more extensive and/or more varied than the facilities in Boiling Spring Lakes.  Lots associated with such facilities generally command higher sales prices than lots owned by us.

Some real estate developers in Brunswick County provide some form of seller financing to buyers.  The terms of such financing may be more favorable to buyers than are generally available from financial institutions.  We typically sell our properties for cash, and buyers who require financing to complete their purchase typically obtain financing from financial institutions.  On occasion, we fail to complete the sale of a property due to the inability of the potential buyer to obtain financing.  We may decide to offer seller financing in the future on a limited basis.

We believe that we can compete effectively against other real estate developers, many of whom are believed to have substantially greater resources than we have, and other sellers of real estate principally on the basis of price.

   ■  Recent Real Estate Market Conditions

In April 2006, the market for undeveloped land within the City of Boiling Spring Lakes slowed considerably, primarily due to efforts by the U.S. Fish and Wildlife Service (“Fish and Wildlife”) to protect the habitat of the endangered red-cockaded woodpecker (Picoides borealis).  We believe that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker will have the effect of reducing our real estate sales for 2009, and possibly thereafter, from what might otherwise be realized in the absence of such restrictions.  We are currently pursuing a program to study tree density in known foraging areas to demonstrate the potential for coexistence where sufficient tree density exists, that is, that houses can be built on lots now owned by us while retaining a sufficiently vibrant foraging area for the woodpeckers.  We believe that this program may reduce the amount of our land that is subject to restrictions on development because of the red-cockaded woodpecker, although there can be no assurance that any such reduction will occur or, if it occurs, that such reduction will have a material affect on our business.  We are also participating in a citywide program to study the possibility of relocating the nests of the red-cockaded woodpecker to nearby lands.   The State of North Carolina has recently allocated resources to a community board to fund the development of this citywide habitat conservation plan, although there can be no assurance that relocation of nests will, in fact, occur as a result of this study or otherwise.

In recent months, local financial institutions have maintained tight credit requirements.  These credit requirements were generally tightened during 2008, in part due to concerns over the subprime lending market, that is, real estate loans extended to borrowers with poor credit.  We believe that these more restrictive lending practices by area banks have contributed, in part, to a slowing of the local real estate market.

            Due to protracted drought or near-drought conditions for much of 2007, nearly all the lakes within the City of Boiling Spring Lakes had a water level substantially below normal.  These conditions resulted in a lowering of the water level, and sinkholes developed in the bed of Boiling Spring Lake, the largest lake in the community.  Remedial measures taken by the city seem to have solved the issue of the sinkholes; however, the lack of normal rainfall prevented the lakes, including Boiling Spring Lake, from returning to approximately normal levels for some time after the remedial measures were taken.  The water level of most of the lakes, including Boiling Spring Lake, has since returned to approximately normal.  We believe that, to the extent that the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of our land, the low water levels in the community’s lakes have contributed, in part, to lower real estate sales in Boiling Spring Lakes generally.

Residential

The real estate market in Brunswick County, following national trends, was significantly slower in 2008 than in 2007 or 2006.  We believe that a slowing economy and the tightening of credit markets, fueled in part by the turmoil involving subprime mortgages, were the principal reasons for the declines.  In addition, the real estate market in the City of Boiling Spring Lakes in 2008 continued to be adversely affected by efforts, beginning in April 2006, by Fish and Wildlife to protect the habitat of the endangered red-cockaded woodpecker.  We believe that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker contributed to our lack of real estate sales in 2008.

It is unclear at this time when the market in Boiling Spring Lakes will see any improvement.  We expect that our real estate sales in 2009 will continue to be slow, if not non-existent, due principally to economic conditions generally and to continued restrictions on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker within the city limits.

See “Item 1A.  Risk Factors,” below, for a discussion on numerous risk factors associated with our real estate business.

  Commercial

Historically, our sales of commercial land have been sporadic, and often we record no sales of commercial land in a year.  Commercial development in Boiling Spring Lakes has largely been concentrated along a stretch of State Road 87, the main road into and out of the development.  The local commercial real estate market has traditionally not been very strong, due to the City’s relatively small population, the lack of sewer service, and the availability of shopping and services in nearby towns, especially Southport, and large regional shopping centers in Wilmington.  Nevertheless, construction was active during 2006 but declined in 2007 and 2008.   We believe that additional construction of commercial buildings along State Road 87 that may occur during 2009 or thereafter would have a positive effect on our sales of commercial land, but the timing and amount of revenue generated from such sales cannot be accurately projected.

   ■  Government Regulation; Environmental Laws and Regulations; Endangered and Protected Species

The real estate industry is subject to extensive and complex regulations.  We must comply with various federal, state and local laws, ordinances, rules and regulations regarding zoning and construction; population density; availability and installation of utility services such as water, electricity, gas and waste disposal; the preservation of the natural terrain; and other related matters.  We rely upon our employees, the General Partner, and various legal and other advisors for the expertise necessary to comply with all applicable regulations.

We are subject to the Interstate Land Sales Full Disclosure Act, which generally requires registration with the U.S. Department of Housing and Urban Development of any project that consists of 100 or more lots.  Should our registration be suspended or terminated for any reason, we would be restricted to selling not more than 12 lots during any 12 consecutive months until such time as the suspension is lifted or a new registration goes into effect.

We are subject to various federal, state, and local laws, ordinances, and regulations regarding environmental matters.  In addition, we are subject to laws and regulations relating to the use of wetlands, over which the Army Corps of Engineers has jurisdiction.  Portions of Boiling Spring Lakes and the surrounding area are known or believed to be the habitat of various species of flora and fauna which have been identified as endangered or protected species.  Development of our land is subject to various laws and regulations intended to limit disturbance of endangered and protected species.

   ■  Employees

We employ two full-time employees in our sales office in Boiling Spring Lakes, North Carolina.  The General Partner has no full-time employees.  The President of the General Partner devotes a portion of his time to our management and affairs.  Such person, however, has other responsibilities and he will devote only as much of his time to our business as the General Partner, in its judgment and experience, determines is reasonably required.

   ■  Liquid Assets and Reserves

As of December 31, 2008, we held $378,738 in cash and had $2,960,000 invested in brokered certificates of deposit having an initial maturity of more than 91 days but less than one year.   Accounts payable and accrued expenses, including accrued expenses owed to affiliates, as of such date totaled $228,998.

Our Partnership Agreement obligates the General Partner to distribute Distributable Cash (as such term is defined in the Partnership Agreement).  Distributable Cash excludes, among other items, reserves established for working capital, contingent liabilities, taxes, debt service, repairs, replacements, renewals, capital expenditures, or other purposes consistent with the Partnership Agreement.  Such reserves are used solely for calculating Distributable Cash and are not treated as deductions from income for accounting purposes.  A summary of reserves established is shown in Table 3, below.

TABLE 3: RESERVES FOR CALCULATING DISTRIBUTABLE CASH

	Beginning	Additions	Ending
Year	Balance	During Year	Balance	Purpose Reserve was Established
2002	$1,325,000	$100,000	$1,425,000	Repairs to the dam, road repairs and improvements, and other purposes.
2003	$1,425,000	$250,000	$1,675,000	Road repair and improvements, future extension of sewer system to our land, possible multi-user septic system, and other purposes.
2004	$1,675,000	$1,200,000	$2,875,000	Road repair and improvements, future extension of sewer system to our land, possible multi-user septic system.

TABLE 3: RESERVES FOR CALCULATING DISTRIBUTABLE CASH (Continued)

	Beginning	Additions	Ending
Year	Balance	During Year	Balance	Purpose Reserve was Established
2005	$2,875,000	$3,050,000	$5,925,000	Surveying, road repair and improvements, future extension of sewer system to our land, possible development of commercial land, and other purposes.
2006	$5,925,000	$--	$5,925,000
2007	$5,925,000	$100,000	$6,025,000	Road repairs and improvements.
2008	$6,025,000	$--	$6,025,000

Note:
These reserves are used solely for calculating Distributable Cash and are not treated as deductions from income for accounting purposes.

Since the timing of, and costs associated with, the extension of sewer service to our land cannot presently be estimated with any certainty, we believe that the initial reserves established in 2003 and 2004 for the extension of sewer service to our land and the supplemental $2,500,000 reserve established in 2005 for the same purpose may have to be supplemented further in future years.

Item 1A.  Risk Factors

Our business faces numerous risks and uncertainties, including, among others, those described below.  If any of the following risks and uncertainties develops into an actual event, our business, financial condition, or results of operations could be materially and adversely affected.  In addition, an investment in our units involves numerous risks and uncertainties, including those described below.  These risks and uncertainties are not the only ones that we or unit holders may face.  Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us or our unit holders.

Current economic conditions have adversely affected our business.

Rising unemployment, shrinking gross domestic product, reduced consumer spending, significantly tighter lending standards for borrowers, and the disruption in financial and credit markets generally have all contributed to a severe economic recession in the United States and a severe downturn in the domestic housing market.  North Carolina has experienced a substantial decline in demand in most of its residential real estate markets.  Home foreclosures and forced sales by homeowners under distressed economic conditions have contributed to the high levels of inventories of homes and home sites available for sale.  The collapse of demand for real estate and high levels of inventories have caused prices for residential real estate to significantly decline.

These adverse market conditions have negatively affected our residential and commercial real estate business.  Our revenues from the sale of real estate have drastically declined in the past several years, which has had an adverse affect on our financial condition and results of operations.

We do not know how long the downturn in the real estate market will last or when real estate markets will return to more normal conditions.  Our business will continue to suffer until market conditions improve.

A prolonged recession in the national economy, or a further downturn in national or regional economic conditions, especially in North Carolina, could continue to adversely affect our business.

A prolonged recession will have a material adverse effect on our business, results of operations, and financial condition.  If economic conditions were to deteriorate further, our financial condition could worsen.

We are subject to risks associated with investments in real estate.

Our revenues and the value of our real estate may decline due to developments that adversely affect real estate generally and those that are specific to our properties.  General factors that may adversely affect our properties include, among others, the following:

•	Increases in interest rates.

•	A general tightening of the availability of credit.

•	A decline in the level of employment.

•	A decline in the economic conditions in our primary market.

•	A decline in consumer confidence.

•	A decline in consumer income.

•	An increase in competition for customers.

•	An increase in supply of houses and/or home sites in our primary market.

•
The adoption on the national, state, or local level of more restrictive laws and governmental regulations, including more restrictive zoning, land use or environmental regulations, and increased real estate taxes.

Additional factors may adversely affect the value of, and our income from, our properties, including the following:

•	Adverse changes in the perceptions of prospective purchasers of the attractiveness of our real estate.

•	Opposition from local community or political groups with respect to development or construction at a particular site.

•
Increased efforts by government to protect endangered and/or protected species, such as the red-cockaded woodpecker, through laws and/or regulations that limit or prohibit development or construction at a particular site.

•	A change in existing comprehensive zoning plans or zoning regulations that impose additional restrictions on use or requirements with respect to our property.

•	Our inability to provide adequate management and maintenance or to obtain adequate insurance.

•	An increase in operating costs.

•	New development of a competitor's property in or in close proximity to our primary market.

Adverse changes in any of these conditions generally, or in our primary market, could decrease demand and pricing for our real estate or result in customer cancellations of pending contracts, which could adversely affect the amount of land we can sell or reduce the prices we can charge for real estate.

Should we undertake development activities, we would be exposed to risks associated with real estate development.

Real estate development activities entail risks that include, among others, the following:

•	Construction delays or cost overruns, which may increase project development costs.

•	An increase in commodity costs.

•	An inability to obtain required governmental permits and authorizations.

•	An inability to secure buyers and/or tenants.

•	An inability to secure sufficient financing on favorable terms, including an inability to refinance construction loans.

•	Compliance with building codes and other local regulations.

These factors are largely beyond our control.

We may not be able to conduct successful operations in the future.

The results of our operations will depend, among other things, upon our ability to market our real estate.  Our operations may not generate income sufficient to meet operating expenses or may generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain our business.  Our operations may be affected by many factors, some known by us, some unknown, and some which are beyond our control.  Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our unit holders to be impaired or lost.

We are subject to risks associated with changes in interest rates.

The real estate business is particularly sensitive to changes in interest rates.  Generally, demand for real estate decreases when interest rates are high or increasing, and demand for real estate increases when interest rates are low or decreasing.  An increase in interest rates could reduce the demand for land that we sell or develop.  Any such reduction in demand could adversely affect the amount of land we can sell or reduce the prices we can charge for real estate, either of which could result in a decrease in our revenues and earnings.

Many buyers of our real estate finance their purchases through construction loans or mortgages obtained from local banks or other financial institutions.  Increases in interest rates or decreases in availability of construction or mortgage financing could reduce the market for real estate.  Potential purchasers may be less willing or able to pay the increased monthly costs or to obtain financing that exposes them to interest rate changes.  Lenders may further increase the qualifications needed for construction loans and mortgages or adjust their terms to address any increased credit risk as a result of current and future changes in lending practices arising from subprime financing practices of certain lenders.  Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their current homes to potential buyers who need financing.  These factors could adversely affect the sales or pricing of our land.

We currently invest most of our cash in a money market account at a local financial institution and in U.S. Treasury securities and/or brokered certificates of deposit having a maturity of one year or less that are held to maturity.  We have exposure to changes in interest rates in that: (a) at the time any such Treasury security or brokered CD matures, if the interest rate is lower for newly purchased Treasury securities or brokered CD’s than that on the maturing security, future interest income will decrease due to the lower interest rate, and (b) interest rates paid on money market balances fluctuate with changes in market interest rates, therefore, interest earned on balances held in a money market account will decrease if market interest rates decrease.

We currently have no long-term debt; however, if we were to incur debt in the future, we  would have exposure to changes in market interest rates.  If we were to incur fixed rate debt, we would have exposure to changes in market interest rates at the time such debt matures in that a market interest rate higher than that on the maturing debt: (a) may lower the amount of proceeds secured from a refinancing, and (b) will decrease cash flow from future operations due to the higher interest rate.  If we were to incur floating rate debt, we would also have exposure to changes in market interest rates in that with increases in market interest rates, interest costs on such debt would increase and cash flow from future operations would decrease while such floating rate debt is outstanding.

We are subject to risks associated with changes in property taxes and government fees.

Increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, local fire departments, open space, road improvements and/or provide low and moderate income housing, could increase our costs and have an adverse effect on our operations and earnings.  Increases in local real estate taxes could also adversely affect potential customers who may consider those costs in determining whether to reside in Boiling Spring Lakes or elsewhere.

The real estate industry is cyclical.

The sale and development of real estate is cyclical and highly sensitive to changes in general and local economic conditions, such as employment levels and job growth, consumer confidence and income, availability of financing for home builders and homebuyers, interest rate levels, and housing demand.  The real estate industry can experience downturns based on consumer perceptions of real estate markets and other cyclical factors, which factors may work in conjunction with or wholly unrelated to general economic conditions.  Sales of undeveloped land are also affected by the supply of alternatives to new homes, such as rental properties and used homes, including foreclosed homes.  Furthermore, our business is affected by seasonal fluctuations in customers interested in purchasing real estate, with the spring and summer months traditionally being the most active time of year for customer traffic and sales.  As a consequence, our real estate operations are cyclical, which could cause our revenues and earnings to fluctuate significantly from quarter to quarter and from year to year, and to differ materially from the expectations of our management and investors.  Should we be unable to manage effectively our cash flows from operations, our ability to service any future debt and to meet working capital requirements could be adversely affected.

Real estate assets are illiquid.

Real estate generally cannot be sold quickly.  We experience great volatility in the sale of our land, and often we record no sales of commercial land and tracts in a fiscal year.  It may not be possible for us to sell property on favorable terms when it is to our economic advantage to do so.  The illiquidity of real estate investments generally may impair our ability to respond promptly to changing circumstances.

The real estate business is competitive.

The real estate business is highly competitive.  We compete with a large number of companies and individuals, many of whom are believed to have substantially greater financial and other resources than we have.  Some of our competitors are active in markets in other regions or throughout the entire United States.  Our ability to weather downturns in the local real estate market or respond to changing trends in the real estate business may be substantially less than some or many of our larger competitors.

We may be unable to obtain financing.

As of December 31, 2008, our total consolidated debt was zero.  There can be no assurance that the amounts available from internally generated funds, cash on hand, and sale of assets will be sufficient to fund our anticipated operations and meet existing and future liabilities.  We may be required to seek additional capital in the form of bank financing.  Should we undertake any development activities, our business and earnings would also be substantially dependent on our ability to obtain financing for those activities.  No assurance can be given that such financing will be available or, if available, will be on terms favorable to us.  If we are not successful in obtaining sufficient capital to fund the implementation of our business strategy and for other expenditures, we might be required to sell properties for far less than their market value.  At this time, however, we do not anticipate having to resort to selling our properties at substantial discounts from their market value.

Our customers may be unable to obtain financing.

Many purchasers of our real estate may need to obtain mortgage loans to finance the construction costs of homes to be built on home sites purchased from us.  Also, our homebuilder customers depend on retail purchasers who rely on mortgage financing.  Many mortgage lenders and investors in mortgage loans have recently experienced severe financial difficulties arising from losses incurred on sub-prime and other loans originated before the downturn in the real estate market.  Despite unprecedented efforts by the federal government to stabilize the nation’s banks, banking operations remain unsettled and the future of certain financial institutions remains uncertain.  Due to these problems, the supply of mortgage products has been constrained, and the eligibility requirements for borrowers have been significantly tightened.  These problems in the mortgage lending industry could adversely affect potential purchasers of our real estate, thus having a negative effect on demand for our real estate.

Our business may be adversely affected by changes in income tax laws.

Changes in federal income tax laws may affect demand for real estate.  Various proposals have been publicly discussed to limit mortgage interest deductions and to limit the exclusion of gain from the sale of a principal residence.  Enactment of such proposals may have an adverse effect on the homebuilding industry in general and, in turn, on businesses, such as ours, that sell undeveloped real estate.  We cannot make a meaningful prediction as to whether any such proposals will be enacted and, if enacted, the particular form such laws would take.

We may be unable to obtain insurance at a reasonable cost or we may suffer damage to uninsured property.

We may experience economic harm if any damage to our real estate is not covered by insurance.  We carry comprehensive liability and fire insurance coverage on our properties.  We believe all our properties are adequately insured; however, we cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our properties.  We may suffer losses that are not covered under our insurance policies.  For example, losses resulting from war or from environmental liabilities generally are not covered by insurance.  If an uninsured loss or a loss in excess of insured limits should occur, we could lose capital invested in a property, as well as any future revenue from the sale of such property.  We would nevertheless remain obligated on any mortgage indebtedness or other obligations, if any, related to the property.

Due in large part to the terrorist activities of September 11, 2001, insurance companies have re-examined many aspects of their business and have taken certain actions in the wake of these terrorist activities, including increasing premiums, mandating higher self-insured retentions and deductibles, reducing limits, restricting coverages, imposing exclusions (such as sabotage and terrorism), and refusing to underwrite certain risks and classes of business.  Significantly increased premiums, mandated exclusions, or changes in limits, coverages, terms, and conditions could adversely affect our ability to obtain appropriate insurance coverages.  However, at this time the only impact on our business has been an increase in insurance premiums.

The occurrence of hurricanes and other natural disasters in Southeastern North Carolina could adversely affect our business.

Because of its location on the Atlantic Ocean, Southeastern North Carolina is particularly susceptible to the occurrence of hurricanes.  Depending on where any particular hurricane makes landfall, our properties could experience significant, if not catastrophic, damage.  Such damage could materially delay sales in or could lessen demand for real estate in affected coastal communities.  Importantly, regardless of actual damage to a development, the occurrence of hurricanes in North Carolina and the southeastern United States could negatively affect demand for our real estate because of consumer perceptions of hurricane risks.  In addition to hurricanes, the occurrence of other natural disasters in North Carolina, such as tornadoes, floods, fires, unusually heavy or prolonged rain, and droughts, could have a material adverse effect on our ability to sell and develop properties or realize income from our projects.  In the past, our operations have been affected by such occurrences through lower real estate sales and higher operating and capital costs associated with clean-up and repairs in the aftermath of such occurrences.  The occurrence of natural disasters could also have a long-term negative effect on the attractiveness of Southeastern North Carolina as a location for seasonal and/or primary residences.

The occurrence of drought in Southeastern North Carolina could adversely affect our business.

Due to drought or near-drought conditions for much of 2007 in Southeastern North Carolina, nearly all of the lakes within the City of Boiling Spring Lakes had a water level that was substantially below normal.  These conditions resulted in a lowering of the water table, and one or more sink holes developed in the bed of Boiling Spring Lake, the largest lake in the community, which resulted in a further lowering of the water level of that lake.  A series of remedial measures taken by the City solved the issue of the sink holes; however, the lack of normal rainfall prevented the lakes, including Boiling Spring Lake, from returning to approximately normal levels for some time.  A return of protracted drought or near-drought conditions in Southeastern North Carolina could result in a reoccurrence of substantially lower water levels, including in Boiling Spring Lake, and the reoccurrence of one or more sink holes.  The occurrence of such eventualities could have a material adverse effect on our ability to develop and sell properties.

We are subject to numerous laws and regulations regarding the sale of real estate.

The real estate industry is governed by various federal, state, and local laws and regulations, including the Fair Housing Act, the Real Estate Settlement Procedures Act, state and local real estate broker licensing laws, federal and state laws prohibiting unfair and deceptive acts and practices, and federal and state advertising laws.  Failure to comply with these requirements may result in, among other things, revocation of required licenses, indemnification liability to contract counterparties, administrative enforcement actions, and civil and criminal liability.

We are subject to numerous laws and regulations regarding the development of real estate.

Development of real estate is subject to zoning laws and other regulations that govern the use and subdivision of land.  Rezoning commercial land for residential use, or rezoning residential land for commercial use, may not be possible or, if possible, may be prohibitive due to time and cost.  In addition, changes in zoning or other regulations may require substantially greater expenditures to complete one or more new projects than would be the case without such changes.  Seeking a favorable change to zoning laws and regulations can be an expensive, time-consuming, and, ultimately, futile process.  Adverse changes to zoning and other laws and regulations can preclude the development of some or all of a developer’s land, often with no compensation for the loss of future earnings from development of the affected land.

At December 31, 2008, we owned, among other land, approximately 244 acres of undeveloped, unplatted land intended for residential use and approximately 219 additional acres of undeveloped, unplatted land intended for commercial use.  Changes in zoning or other regulations may prevent us from subdividing all or a substantial portion of such acreage, which, in turn, may adversely affect our ability to continue generating revenue from real estate sales and/or our ability to effect a bulk sale of all or substantially all of our assets.  If we are unable to obtain a rezoning of commercial land, we may be unable to realize any value in a sale of such land.

Purchasers of land from us may be subject to periodic delays or may be precluded entirely from developing in certain portions of Boiling Spring Lakes due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future.  Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction.  A project for which we have, or a purchaser of land from us has, received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process.  Such a project can also be adversely affected by unforeseen health, safety, and welfare issues, which can further delay the project or prevent its development.

We are subject to many laws and regulations regarding environmental matters.

We are subject to various federal, state and local laws, ordinances and regulations regarding environmental matters.  Under these laws, we may be required to investigate and clean up hazardous or toxic substances or petroleum product releases on land currently or formerly owned by us, and may be held liable to a governmental entity or to third parties for property damage and the cost of investigation, removal and decontamination incurred by such parties.  The penalty may be imposed whether or not we were aware of, or responsible for, the hazardous or toxic substances, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility.  The costs of investigation, removal and decontamination of such substances could be substantial.  If such substances are found on land currently owned by us, or there is a failure to properly remove or decontaminate the area, the property could be difficult to sell, rent, or develop.  Some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with such contamination.  We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

We are subject to laws and regulations relating to endangered or protected species.

Real estate development is subject to various laws and regulations intended to limit disturbance of endangered and protected species.  Portions of Boiling Spring Lakes and the surrounding area are known or believed to be the habitat of various species of flora and fauna which have been identified as endangered or protected species.  We may be subject to common law claims by third parties based on damages and costs resulting from the presence of endangered or protected species on or near land owned by us.

The red-cockaded woodpecker is one of several species of flora and fauna on the endangered species list that inhabit or are believed to inhabit portions of Boiling Spring Lakes and the surrounding area.  We understand that Fish and Wildlife notified the City of Boiling Spring Lakes in February 2006 of that agency’s concern about the rapid development within the City’s borders and the loss of mature long-leaf pines that the endangered woodpecker prefers, and of the possibility that the City could be liable for violating federal laws intended to protect the endangered woodpecker if the City issued building permits for lots with nests.  Under such federal laws, (a) building and tree cutting within 200 feet of a nest tree are restricted without a federal permit, and (b) to provide a foraging area for the woodpeckers, within a ½-mile radius around each nest site, development is restricted and cutting of long-leaf pine trees with a diameter of 10 inches or more is prohibited.  City ordinances are somewhat more restrictive and prohibit certain cutting of long-leaf pine trees with a diameter of 8 inches or more.

We believe that not more than approximately 200 acres, or approximately 24%, of our land currently may be affected by restrictions relating to the red-cockaded woodpecker.  That land is comprised of approximately 400 individual undeveloped lots, approximately 70 acres of unplatted, undeveloped land intended for residential use, and approximately 10 acres of undeveloped land intended for commercial use.   Most of that approximately 200 acres does not meet, or is believed by us not to meet, current health codes for installing septic systems and, therefore, is not suitable for building until a tie-in to a sewer system becomes available.  As land in Boiling Spring Lakes is developed, however, the remaining undeveloped land within the City must be able to support the habitat of the red-cockaded woodpecker; therefore, if land owned by others is developed more quickly than land currently owned by us, then the remaining undeveloped land owned by us that is not currently affected by restrictions may become affected.  Since mature long-leaf pines are typically located on land that meets current health codes for installing septic systems, it is possible than an increasing percentage of our land that is currently suitable for septic systems will become subject to restrictions on development.

Litigation resulting from disputes with our customers may result in substantial costs, liabilities and loss of revenues.

From time to time we have disputes with purchasers of our land.  Disputes may occur in the future and we may not be able to resolve those disputes in a satisfactory manner.

Real estate acquisitions involve a number of risks, any of which could cause us not to realize the anticipated benefits.

Acquisition transactions involve various inherent risks, including, among others, the following:

•
Uncertainties in assessing the value, strengths, and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental) of, acquisition opportunities.

•
Acquired properties may fail to perform as we expected in analyzing our investments; our estimates of the costs or repositioning or redeveloping acquired properties may be inaccurate; and the development opportunity may be abandoned after expending significant resources.

•	Problems that could arise from the integration of the new businesses or properties.

•	Unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying our rationale for pursuing the acquisition opportunity.

We may be unable to obtain and renew permits necessary for development projects we decide to undertake, which could reduce our anticipated cash flow and profitability from those projects.

Real estate companies must obtain numerous governmental permits or approvals that impose strict conditions and obligations relating to various environmental and safety matters in connection with real estate development.  The permitting rules are complex and can change over time.  Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance.  The public has the right to comment on certain permit applications and otherwise participate in the permitting process, including through court intervention.  Accordingly, permits required by us to conduct development projects may not be issued, maintained or renewed, or may not be issued or renewed in a timely fashion, or may involve requirements that restrict our ability to economically conduct our development projects.

We are vulnerable to concentration risks because our operations are currently exclusive to a Brunswick County, North Carolina submarket.

Our real estate activities are entirely located in the City of Boiling Spring Lakes, in Brunswick County, North Carolina.  Because of our geographic concentration, our operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified real estate developers.  The performance of the Brunswick County economy greatly affects our sales and, consequently the underlying values of our properties.  The Brunswick County economy is heavily influenced by conditions and employment in the defense industry, recreation, and in government.  A decrease in government supported projects through budget cuts or otherwise, could adversely affect the economy in our market.

The economic growth of Southeastern North Carolina is an important factor in creating demand for our real estate.  One fundamental factor in the economic growth of that region is the need for state and local governments, in combination with the private sector, to plan and complete significant infrastructure improvements in the region, such as new roads, new medical facilities, and schools.  The future economic growth of the region and our financial results may be adversely affected if its infrastructure is not improved.  There can be no assurance that new improvements will occur or that existing projects will be completed.

One significant infrastructure improvement that is planned for Southeastern North Carolina is the North Carolina International Terminal, a marine cargo facility intended to be capable of handling 1.5 million containers annually.  NC International Terminal will be situated on a 600-acre undeveloped industrial site near Southport, North Carolina and approximately eight miles from Boiling Spring Lakes.  The land has been acquired but construction of the site infrastructure and the supporting road and rail links has not yet commenced.  The State of North Carolina projects a 2020 opening date.  Environmental and other approvals have yet to be obtained.  Legal challenges to the cargo facility are outstanding or are contemplated, and we cannot guarantee that these lawsuits or any future legal challenges to the new cargo facility will be successfully resolved.  We also cannot guarantee that the construction of the cargo facility will not encounter other difficulties, such as financing issues, construction difficulties, or cost overruns, that may delay or prevent the completion of the new cargo port.  We believe that the construction and completion of NC International Terminal will be greatly beneficial to the overall economic development of Southeastern North Carolina and to our business prospects; however, if the new cargo facility is not completed, the effect on our business prospects is unclear.

Attracting new employers that can create new jobs is a key factor in the economic growth of Southeastern North Carolina.  In order to improve the economy of the region, state and local governments, along with the private sector, must seek to attract employers capable of employing large numbers of new employees.  State governments, particularly in the Southeast United States, and local governments within North Carolina compete intensely for such new jobs.  There can be no assurance that efforts to attract new employers to locate facilities in Southeastern North Carolina will be successful.

Changes in the demographics affecting projected population growth in Southeastern North Carolina, including a decrease in the migration of Baby Boomers, could adversely affect our business.

Our business prospects depend in part upon strong in-migration population growth in Southeastern North Carolina.  We believe that Baby Boomers seeking retirement or vacation homes in or close to the Grand Strand and other parts of coastal North Carolina will remain important target customers for our real estate in the future.  Southeastern North Carolina’s population growth could be negatively affected in the future by factors such as adverse economic conditions, the occurrence of hurricanes, and the high cost of real estate, insurance and property taxes.  Furthermore, those persons considering moving to the Grand Strand or other parts of coastal North Carolina may not view Boiling Spring Lakes as an attractive place to live or own a second home, and may choose to live in another region of the state.  In addition, as an alternative to North Carolina, other states, such as Florida, Georgia, South Carolina, and Tennessee, remain or are increasingly becoming retirement destinations and are attracting retiring Baby Boomers and the workforce population who may have otherwise considered moving to Southeastern North Carolina.

The appraised value of our land may vary significantly from previous appraisals and from the realizable value upon a sale.

From time to time, typically every two years, we obtain an appraisal of our real estate assets located in the City of Boiling Spring Lakes.  Each appraisal is based upon, among other factors, recent sales of real estate and the then-current market conditions for real estate generally, as well as in North Carolina, Brunswick County, and Boiling Spring Lakes, in particular.  The appraised value of the assets set forth in one appraisal report may vary significantly from the appraised value set forth in any previous or future appraisal report for one or more reasons, including, among others, a change in market conditions and a change in the assets being appraised.  There is no guarantee that we could obtain the appraised value upon a sale of the appraised assets, and, in the event of a sale of the appraised assets, the actual sale price could be higher or lower than the appraised value set forth in any appraisal report.

If the market values of our real estate assets were to drop below the book value of those properties, we would be required to write-down the book value of those properties, which would have an adverse affect on our balance sheet and our earnings.

Most of our land was acquired by our predecessor corporation in the 1960’s.  During the 1980’s, following tightened requirements on the use of septic systems, we established a valuation allowance that effectively reduced the book value of much of our land to reflect lower market values.  Consequently, we have a low cost basis in most of our land. In recent years, we incurred significant capital expenditures, such as for rocking or paving roads, and many of these costs are capitalized as part of the book value of our land.  Adverse market conditions, in certain circumstances, may require the book value of real estate assets to be decreased, often referred to as a “write-down” or “impairment.” A write-down of an asset would decrease the value of the asset on our balance sheet and would reduce our earnings for the period in which the write-down is recorded.

 Our business may be adversely affected by damage to dams.

We are responsible for the maintenance and repair of a dam designed to retain water in one of the lakes within the City of Boiling Spring Lakes.  The dam was breeched and partially washed out following a severe storm in 1996.  We have spent approximately $184,000 since 2001 to repair the dam.  We had intended to deed the dam to the City of Boiling Spring Lakes after the repairs were completed, and the City indicated that it would accept the title after completion of the work; however, from time to time, the City has requested certain additional work be completed on the dam prior to transfer of title.  At this time we contemplate no additional work but until such time as the title is transferred, there can be no assurance that the City will not require us to undertake and complete additional work on the dam, or decide not to accept title, notwithstanding additional work on the dam.  The occurrence of a hurricane, flood, or unusually heavy or prolonged rain could result in damage to the dam.  In such an eventuality before the transfer of title to the dam, we would be responsible for the repair costs, which could be substantial, and until such repair is completed, our ability to develop and sell properties or realize income from projects could be materially adversely affected.

The City of Boiling Spring Lakes has many lakes and ponds, some of which were created or enhanced by using earthen dams to raise the water level behind the dams.  We own and maintain only one of those dams; all of the other dams are, to our knowledge, owned and maintained by either the City of Boiling Spring Lakes or the owner of Fox Squirrel/The Lakes.  From time to time, a dam owned by others may need repair, for example, as a result of a “wash out” of a portion of a dam following a hurricane, flood, or period of unusually heavy or prolonged rain, and it may become necessary for the owner of such dam to lower the water level behind the dam for an extended period of time.  During such time, we may be unable to sell land near the lake or pond with reduced water levels, or the price that we could realize upon a sale of such land may be substantially less than would be the case if the water level was not reduced.

Most of our real estate lacks municipal water and sewer services.

The lack of municipal water and public sewer services has been a major inhibiting factor in our efforts to sell and/or develop land in Boiling Spring Lakes.  Prior to 2004, virtually all residents in the development were forced to rely upon well water and individual septic systems.  The City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development in 2004.  An expansion of the municipal water system is planned for later in 2009 and the assessments for which are expected to be due in 2010.  Further expansions of  water service will depend on, among other factors, the ability to control costs of laying pipelines and the demand for such water service.

Brunswick County has plans for an area-wide sewer system for Boiling Spring Lakes; however, there is no firm date for the County to begin installation of such a system and we believe that such installation is at least several years in the future.  The City of Boiling Spring Lakes has developed preliminary plans for a municipal sewer system to serve a portion of Boiling Spring Lakes.  Those preliminary plans envision a joint project with the County for a system with a capacity of up to 100,000 gallons per day to service the City’s commercial corridor along Highway 87; however, such project is likely to be pursued only if funding is available from the economic stimulus package that was recently enacted by the federal government or from some other external source.  We believe that any other effort by the City to install a municipal sewer system, should any such system be installed, is at least several years in the future.  A private contractor may elect to install a sewer system to serve a portion of Boiling Spring Lakes where he is looking to develop commercial and/or residential land that he owns; however, there is no certainty that any such private sewer system will be installed or, if installed, that our land may connect to such private sewer system.

A significant portion of the cost of water distribution and sewer lines to our land must be borne by us or by subsequent purchasers of the land.  We expect to capitalize any such assessment paid by us by adding the amount of the assessments to the cost basis of our land held for sale.  When we sell land affected by water or sewer lines, the direct cost of land sold will reflect the capitalized costs.  We will likely achieve a higher sales price for land with water service or water and sewer service than for land without such service, but the direct cost of such land sold will also be higher than for a lot which does not reflect such capitalized costs.

 We cannot estimate with any certainty the amount of any future assessments by the City for expansions of the water system after 2010 or by the County or a private contractor for installation of sewer lines, nor can we predict with any certainty when any such future assessments may be made or, once made, become due.  If we are liable for any such assessment and have insufficient funds to pay such assessment when due or we are unable to obtain financing on terms that we believe to be acceptable, we may be unable to continue operating and may become insolvent.

We may face significant costs associated with building and maintaining roads.

We are responsible for maintaining certain roads, most of which are unpaved, and certain road rights-of-way within the City of Boiling Spring Lakes.  We may complete some or all of the roads, or a portion of some or all of the roads, but we are under no contractual obligation to do so.  It may be difficult or impossible for us to sell lots located on uncompleted roads or on roads that are not rocked or paved with asphalt, and the sales price of a lot situated on an uncompleted road or a road that is neither rocked nor paved with asphalt would likely be substantially less than what we might otherwise obtain.  We have not set aside any money or entered into any bond, escrow, or trust agreement to assure completion of the roads, or to fund the rocking or paving of roads with asphalt.

The costs to complete a road, and to rock or pave a road with asphalt are capitalized and added to the cost basis of our land held for sale.  When we sell land situated on a completed road, or a road that has been rocked or paved with asphalt, the direct cost of land sold will reflect the capitalized costs.  As a result, we will likely achieve a higher sales price for land situated on a completed road, or a road that has been rocked or paved with asphalt, but the direct cost of such land sold will also be higher than for a lot which does not reflect such capitalized costs.

The City of Boiling Spring Lakes will not assume any road that is not paved with asphalt, and the City need not assume any paved road.  Accordingly, unless and until we complete a road, have it paved with asphalt, and the road has been assumed by the City, we will be responsible for maintaining such road and the right-of-way.  Since 2001, we have spent approximately $193,000 for rocking and paving roads.  Otherwise, in recent years, we have not spent significant amounts toward building or maintaining roads and rights-of-way, and the cost to maintain them may increase substantially.  Our failure to provide proper maintenance of the roads and rights-of-way which have not been assumed by the City may subject us to substantially greater risk of litigation from persons adversely affected by such failure.

During the 1960’s, we sold a number of five- and ten-acre timber tracts.  In some cases, we provided an easement across our land to the buyer of such a tract for access to and egress from the tract, and the buyer was responsible for building a road across such easement.  In cases where the purchase contract was silent on the issue, local laws required only that we provide the buyer with access to and egress from a tract but it was not clear who was responsible for building a road to and from the tract.  We maintain that our only obligation in such cases is and has been to provide an easement for access to and egress from the tract, and if at some subsequent time the buyer wanted a road across such an easement, we were not obligated to build it.  We have not been involved in any litigation involving a dispute over whose responsibility it is to build a road in such a case.  If such litigation were to be initiated, we believe that we would prevail but that the cost of defending the case could be material, and should we not prevail, the cost of building any such road could be material.

We may incur costs in connection with the removal of an underground storage tank in 2000.

In 2000, we removed an underground storage tank located adjacent to the club house building of Fox Squirrel Country Club, now known as The Lakes Country Club (“Fox Squirrel/The Lakes”).  We owned Fox Squirrel/The Lakes until it was sold to a third party in 2001.  Soil samples taken shortly after the removal showed a certain amount of contamination of soil and indications that diesel fuel may have leaked into the subsurface groundwater.  We undertook remediation by removing approximately 15 tons of contaminated soil, and adding fill to the affected area.  Test wells were placed near the former site of the underground storage tank to measure the level of subsurface groundwater contamination, and the test results were submitted to the North Carolina Department of Environment and Natural Resources (“NCDENR”).  Initial test results showed levels of groundwater contamination to be just above the standards.  From time to time during 2002 and 2003, additional tests were performed on subsurface groundwater samples, and the test results were submitted to NCDENR.  With one exception, all of the additional test results showed that the concentration of hydrocarbon compounds in the subsurface groundwater were either below detection limits or were substantially below standards; the one exception was the testing in May 2003, which showed that “C11-C22 aromatic concentration is non-compliant.”  As requested by NCDENR, we continued to monitor and sample the groundwater and to submit the test results to NCDENR periodically.  The written test results of sampling of subsurface groundwater taken in February 2004, showing that the concentration of hydrocarbon compounds in the subsurface groundwater were either below detection limits or were substantially below standards, were submitted to NCDENR.  On May 4, 2004, NCDENR issued a Notice of No Further Action, stating that NCDENR determined that we need not continue the monitoring and sampling of groundwater.   Such determination shall apply unless NCDENR makes a later determination that the concentration of hydrocarbon compounds that resulted from the release of diesel fuel from the now removed underground storage tank once again poses an unacceptable risk or a potentially unacceptable risk to human health or the environment.

We believe that we will not be incurring any further costs associated with release of diesel fuel from the now removed underground storage tank.  If, however, NCDENR should request that we conduct additional monitoring and testing or to conduct additional remediation, we believe that the cost of any such additional monitoring and testing or remediation is not likely to be material.

In connection with the sale of the assets of Fox Squirrel/The Lakes, we entered into an indemnification agreement with WW-Golf, the buyer of the assets.  Pursuant to such indemnification agreement, as amended, our liability related to testing and remediation involving the underground storage tank terminated on June 17, 2005.  However, should NCDENR require additional testing and/or remediation, and should WW-Golf be unable to bear the entire cost of such testing and/or remediation, it is possible that we will be required to bear some or all of such costs.

The amount of distributions to unit holders is uncertain.

We expect to sell the remainder of our properties to unrelated third parties with a view towards ultimately dissolving the partnership.  Despite repeated efforts in the past, we were unable to effect a sale of all or substantially all of our real estate, and have found ourselves generally able to sell only a small portion of our land at any one time through the sale of individual lots or groups of individual lots and/or the sale of relatively small tracts of land.  We believe that without a sale of all or substantially all of our real estate, it would be imprudent to make a distribution to partners until we know with reasonable certainty the amount and timing of any assessments relating to installation of water and sewer lines affecting our properties, lest we find ourselves insolvent.  Furthermore, the amount and timing of any distributions would be dependent upon our business being established to operate at a level sufficient to consistently generate revenues in excess of expenses and capital expenditures.

Absent a bulk sale of our assets, we believe that the best use of the current cash balance and cash surpluses, if any, generated in future years is to preserve or improve the overall value of our assets by: (a) investing cash in short-term Treasury securities and/or brokered certificates of deposit; (b) undertaking certain infrastructure and other improvements in the development; and (c) making selected other real estate-related investments in or near Boiling Spring Lakes, as market conditions may allow.

We believe that this plan will, in future years, result in, among other things, an increase in the number of lots sold and a higher average sales price per lot than would otherwise be the case.  There can be no assurance, however, that sufficient cash will be generated from operations to successfully implement our plan or that our plan, if successful, will ultimately allow for distributions to unit holders greater than if we had pursued any other plan.

We may be required to use a liquidation basis of accounting in light of the foregoing.  As part of any dissolution and liquidation, we will need to make reasonable provisions to pay all claims and obligations, which include contingent and conditional claims as well as unknown claims that may arise after dissolution, such as assessments for water and sewer systems.  The consequence is that unit holders may not receive any distributions, or if they do, the distributions may be lower than the current book value of the Units.  Because the amount of reserve required is uncertain, we may reserve a higher amount than necessary.  We do not plan on distributing cash to unit holders before entering dissolution.  Our ability to make cash distributions during dissolution will depend on resolution of claims and liabilities.  Under any liquidation scenario, unit holders will not have control over the divestiture of our remaining assets or the liquidation process.   We cannot make any assurance that changes in our policies will serve fully the interests of all unit holders or that under any liquidation scenario the unit holders will receive any liquidating distributions of cash or other property, or if they do, that the distributions will equal or exceed the book value of the Units at any past, present, or future time.

The amount and timing of future cash distributions, if any, to unit holders will depend on generation of cash from sales of real estate holdings and the resolution of liabilities and associated costs.  We have experienced recurring operating losses for the years ended December 31, 2007 and 2008, and there can be no assurance that the amounts available from internally generated funds, cash on hand, and sale of our remaining assets will be sufficient to fund our anticipated operations and meet existing and future liabilities.  These losses, and the uncertainty surrounding liabilities and other claims, create uncertainties about our ability to meet existing and future liabilities as they become due.  We have taken certain steps, including conservation of cash, in light of these uncertainties.  We may be required to seek additional capital in the form of bank financing, however, there is no assurance that such bank financing will be available or, if available, will be on terms favorable to us.

Distributions to unit holders are not guaranteed and may fluctuate with our performance and other external factors.

The amount of cash we can distribute to unit holders principally depends on the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, the following:

•	The level of our operating costs.

•	The price at which we are able to sell land.

•	Federal, state and local regulations and taxes.

•	Prevailing economic conditions.

In addition, the actual amount of cash available for distribution will depend on other factors, including, among others, the following:

•	The level of our capital expenditures.

•	The cost of acquisitions, if any.

•	Our debt service requirements and restrictions on distributions contained in future debt agreements, if any.

•	Fluctuations in our working capital needs.

•	Our ability to borrow under future credit agreement, if any, to make distributions to our unit holders.

•	The amount, if any, of cash reserves established by the General Partner, in its discretion, for the proper conduct of our business.

Because of the above factors, among others, we may not have sufficient available cash to pay cash distributions to our unit holders even during periods when we record net income.

 We may have cash balances in our bank accounts in excess of FDIC-insured limits.

We maintain our cash primarily at a bank insured by the Federal Deposit Insurance Corporation (“FDIC”).  The FDIC, an independent agency of the United States government, insures deposits up to $250,000 per depositor, per bank, subject to certain conditions; however, the insurance limit is currently set to drop to $100,000 after December 31, 2009.  In the event that the bank where we maintain our accounts becomes insolvent, we may lose some or all of any excess over FDIC-insured limits.  From time to time, we have had cash balances in excess of FDIC-insured amounts.  At December 31, 2008, we maintained cash balances $27,449 in excess of FDIC-insured amounts.

We may have balances in our brokerage accounts in excess of SPIC-insured limits.

We purchase and hold U.S. Treasury securities and brokered certificates of deposit through a brokerage account at a securities broker-dealer insured by the Securities Investor Protection Corporation (“SIPC”).  The SIPC, a non-profit corporation set up and funded by the brokerage industry, insures investors accounts up to $500,000 per investor, subject to certain conditions, in the event that a member brokerage firm goes bankrupt and cash and securities are missing from customer accounts.  In the event that the broker-dealer where we maintain our securities becomes insolvent and cash and/or securities are missing from our account, we may lose some or all of any excess over SPIC-insured amounts.  At December 31, 2008, cash and brokered certificates of deposit in our brokerage account had a value $2,561,140 in excess of SIPC-insured amounts.

Our units have a limited public trading market.

There has been, and continues to be, a limited public market for our units.  Our units are quoted on Pink OTC Markets Inc., an electronic quotation and trading system in the over-the-counter securities trading market; however, an active trading market for our units has not developed, and may never develop or be sustained.  You may not be able to sell your units at or above the initial price you paid.  You may not be able to liquidate your investment in units without considerable delay, if at all.  If a more active market does develop, the price may be highly volatile. If our units should stop being quoted on Pink OTC Markets Inc., it is possible that it could materially and/or adversely affect any future liquidity in the units.

The market price of our units may be volatile and could be based on many factors, including perceptions that do not accurately reflect actual conditions.

The market price of our units may fluctuate significantly in response to numerous factors, many of which are beyond our control, including, among others, the following:

•	Conditions in equity, financial, and credit markets generally.

•	Actual, anticipated, or perceived fluctuations in our operating results or financial condition.

•	Actual, anticipated, or perceived changes in the market value of our real estate assets.

•	Changes in market valuations of other real estate companies, particularly those that sell real estate similar to or near ours.

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

•	The sale of a relatively large number of units at one time or in a short period of time by one or more unit holders.

•	The market's perception of our future cash distributions.

•	Departure of key personnel.

Any of the above factors, or others,  may have a significant negative effect on the market price of our units.

We may issue an unlimited number of units, on terms and conditions established by our general partner, without the consent of our unit holders, which would dilute the ownership interest of existing unit holders.

The issuance by us of additional units or other equity securities of equal or senior rank would have adverse effects, including, among others, the following:

•	Our unit holders’ proportionate ownership interest in us would decrease.

•	The amount of cash ultimately available for distribution on each previously outstanding unit may decrease.

•	The relative voting strength of each previously outstanding unit may be diminished.

•	The ratio of taxable income to distributions may increase.

•	The market price of our units may decline.

Our unit holders do not elect our general partner or vote on our general partner’s officers or directors.

Unlike the holders of common stock in a corporation, our unit holders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business.  Unit holders did not elect our general partner and have no right to elect our general partner on an annual or other continuing basis.

Fees paid and cost reimbursements due to our general partner may be substantial and may reduce our ability to ultimately pay distributions to unit holders.

Prior to making any distributions to our unit holders, we will pay all fees owed to our general partner and its affiliates, and reimburse them for all expenses they have incurred on our behalf.  The payment of these fees and reimbursement of these expenses could adversely affect our ability to make distributions to the unit holders.  Our general partner has sole discretion to determine the amount of these fees and expenses.  For additional information, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons.”

Your liability as a limited partner may not be limited, and our unit holders may have to repay distributions to us under certain circumstances.

As a limited partner in a partnership organized under South Carolina law, you could be held liable for our obligations to the same extent as a general partner if you participate in the “control” of our business.  Our general partner generally has unlimited liability for our obligations, except for those contractual obligations that are expressly made by us without recourse to our general partner.  Additionally, the limitations on the liability of unit holders for our obligations have not been clearly established in many jurisdictions.

Under certain circumstances, our unit holders may have to repay amounts wrongfully distributed to them.  If, for example, we should make a distribution that would cause our liabilities to exceed the fair value of our assets, unit holders who received the distributions may be required to return the amount of distributions to us.

Our general partner’s executive officers and directors face potential conflicts of interest in managing our business.

Our limited partnership agreement provides that our general partner (a) shall devote such time to our business as the General Partner, in its sole discretion, “deem[s] to be necessary to manage and supervise the Partnership business and affairs in an efficient manner”, and (b) “may engage in, or possess an interest in, other business ventures of any nature and description” and neither we nor our other partners “shall have any rights in and to such ventures or the income or profits derived therefrom, and the pursuit of such activities, even if competitive with the business of the Partnership, shall not be deemed wrongful or improper.”  These provisions may create conflicts of interest regarding corporate opportunities and other matters.  The resolution of any such conflicts may not always be in our or our unit holders’ best interests.  In addition, the general partner’s officers and directors face potential conflicts regarding the allocation of their time.

Our general partner’s discretion in determining the level of cash reserves may adversely affect our ability to make cash distributions to our unit holders.

Our partnership agreement requires our general partner to deduct from operating cash flow cash reserves, in its sole discretion, for “working capital, contingent liabilities, taxes, debt service, repairs, replacements, renewals, capital expenditures, or other purposes” necessary for the proper conduct of our business, or to comply with applicable law or agreements to which we are a party.  These cash reserves will affect the amount of cash available for distribution to unit holders.

Our general partner has conflicts of interest and limited fiduciary responsibilities, which may permit our general partner to favor its own interests to the detriment of our unit holders.

Conflicts of interest could arise in the future as a result of relationships between our general partner and its affiliates, on the one hand, and us, on the other hand.  As a result of these conflicts our general partner may favor its own interests and those of its affiliates over the interests of our unit holders.  The nature of these conflicts includes certain considerations, including, among others, the following:

•
Remedies available to our unit holders for breaches of fiduciary duty, among other things, may be limited.  Unit holders are deemed to have consented to some actions and conflicts of interest that might otherwise be deemed a breach of fiduciary or other duties under applicable state law.

•	Our general partner and its affiliates are not prohibited from engaging in other businesses or activities, including those in direct competition with us.

•
Our general partner determines the amount and timing of our asset purchases and sales, capital expenditures, borrowings, and reserves, each of which can affect the amount of cash that is ultimately distributed to unit holders.

•	Our general partner determines whether to issue additional units or other equity securities in us.

•	Our general partner determines which costs are reimbursable by us.

•	Our general partner controls the enforcement of obligations owed to us by it.

•	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

•
Our general partner is not restricted from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or from entering into additional contractual arrangements with any of these entities on our behalf.

Our partnership agreement limits our general partner’s fiduciary duties to our unit holders and restricts the remedies available to unit holders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that waive or consent to conduct by our general partner and which reduce the obligations to which our general partner would otherwise be held by state-law fiduciary duty standards.  In order to become a limited partner of our partnership, a unit holder is required to agree to be bound by the provisions in the partnership agreement, including the provisions described above.

Our future indebtedness may limit our ability to borrow additional funds, make distributions to unit holders or capitalize on business opportunities.

At December 31, 2008, our total indebtedness outstanding was zero.  We may incur indebtedness in the future.  Any such indebtedness may have adverse effects including, among others, the following:

•	Our ability to finance future operations and capital needs may be restricted.

•	Our ability to pursue acquisitions and other business opportunities may be limited.

•	Our results of operations may be more susceptible to adverse economic or operating conditions.

Our payments of principal and interest on any future indebtedness will reduce the cash available for distribution on our units.  We will likely be prohibited from making cash distributions during an event of default under any of future indebtedness, or if, either before or after such distribution, we fail to meet a coverage test set forth in the loan documents or any such future indebtedness.

Limitations in debt agreements of any future indebtedness may reduce our ability to incur additional indebtedness, to engage in some transactions and to capitalize on business opportunities.

If we were to become subject to entity-level taxation for federal or state tax purposes, the amount of our cash that is ultimately available for distribution to you would be substantially reduced.

The anticipated after-tax benefit of an investment in our units depends largely on our being treated as a partnership for federal income tax purposes.  We have not requested, and do not plan to request, a ruling from the Internal Revenue Service (“IRS”) on this matter.

Despite the fact that we are a limited partnership under South Carolina law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe, based upon our current operations, that we are so treated, a change in our business or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates.  Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to you.  Because taxes would be imposed upon us as a corporation, the amount of our cash that is ultimately available for distribution to you would be substantially reduced.  Thus, treatment of us as a corporation would result in a material reduction in our anticipated cash flow and after-tax return to you, likely causing a substantial reduction in the value of our units.

Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation.  At the federal level, legislation has been proposed from time to time that would eliminate partnership tax treatment for certain publicly traded partnerships.  Any such change, if enacted, could negatively affect the value of an investment in our units.  At the state level, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, or other forms of taxation.  If any state were to impose a tax upon us or as an entity, the amount of our cash that is ultimately available for distribution to you would be reduced.

If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our units, and the costs of any such contest would reduce the amount of our cash that is ultimately available for distribution to our unit holders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes.  The IRS may adopt positions that differ from the positions that we take, even positions taken with the advice of counsel.  It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take.  A court may not agree with some or all of the positions we take.  Any contest with the IRS may materially and adversely impact the market for our units and the prices at which they trade.  Moreover, the costs of any contest between us and the IRS will result in a reduction in the amount of our cash that is ultimately available for distribution to our unit holders and thus will be borne indirectly by our unit holders.

Even if you do not receive any cash distributions from us, you will be required to pay taxes on your share of our taxable income.

You will be required to pay federal income taxes and, in some cases, state and local income taxes, on your share of our taxable income, whether or not you receive cash distributions from us.  We do not currently have plans to make a distribution to unit holders.  Even if we were to make a distribution, the amount that you receive from us may not be equal to your share of our taxable income or even equal to the actual tax liability that result from your share of our taxable income.

You may be subject to state and local taxes and income tax return filing requirements in jurisdictions where you do not live as a result of investing in our units.

In addition to federal income taxes, you may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, and estate, inheritance or intangible taxes that are or may be imposed by the various jurisdictions in which we do business or own property.  You may be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions.  Further, you may be subject to penalties for failure to comply with those requirements.  We may own property or conduct business in other states in the future.  It is your responsibility to file all federal, state and local tax returns.

Even if you have no state or local tax liability, we may pay state and local taxes on your share of our taxable income.

As a limited partnership, we generally pass income tax liability, including for state and local income taxes, through to our partners.  The administrative cost of allocating liability among the partners, and maintaining records therefor, can be extremely time-consuming and complex.  Therefore, for certain years in which we have taxable income, we may elect to pay state and local income taxes that would otherwise be passed through to our partners, with the result that each partner’s pro rata share of our taxable income for each such year would be reduced by a pro rata share of such taxes paid.  Consequently, we may pay state and local income taxes on your share of our taxable income, even if you have no state or local income tax liability,

Tax-exempt entities and non-U.S. persons owning our units face unique tax issues that may result in adverse tax consequences to them.

Investment in units by tax-exempt entities, such as individual retirement accounts (known as “IRA’s”) and non-U.S. persons, raises issues unique to them.  If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our units.

A unit holder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units.  If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unit holder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unit holder may recognize gain or loss from such disposition.  Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unit holder and any cash distributions received by the unit holder as to those units could be fully taxable as ordinary income.

The sale or exchange of 50% or more of our capital and profits interests within a twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period.  Our termination would, among other things, result in the closing of our taxable year for all unit holders, which would result in us filing two tax returns (and our unit holders could receive two Schedules K-1) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income.  In the case of a unit holder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination.

Tax gain or loss on the disposition of our units could be different than expected.

If you sell your units, you will recognize gain or loss equal to the difference between the amount realized and your tax basis in those units.  Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis therein, even if the price you receive is less than your original cost.  Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income to you due to potential recapture items, including depreciation recapture.

Tax rules relating to the tax basis and holding period of interests in a partnership differ from those rules affecting corporate stock generally, and these special rules may affect purchases and sales of our units in separate transactions.

The IRS has ruled that an investor who acquires interests in an entity taxed as a partnership, like us, in separate transactions must combine those interests and maintain a single adjusted tax basis for those interests.  Accordingly, should you sell or otherwise dispose of less than all of your units, the tax basis allocated to the units that you sold may be subject to different tax treatment than if you had sold less than all of your shares in a corporation.  Furthermore, if you acquired your units at different times, the units may be subject to different holding periods – and, therefore, be subject to different tax treatment upon sale – than if you had acquired shares in a corporation at different times.  Other differences in tax treatment between interests in a partnership and shares of a corporation may also be involved.  We urge you to consult your tax advisor as to the possible tax consequences of purchases and sales of units in separate transactions.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Boiling Spring Lakes, North Carolina

Boiling Spring Lakes began in 1962 as a 14,000-acre development.  Part of the tract is now within the City of Boiling Spring Lakes, North Carolina, which has approximately 3,600 residents.  Boiling Spring Lakes is in Brunswick County, 25 miles southwest of Wilmington, North Carolina, and 8 miles northwest of Southport, placing the city in the northern portion of the coastal corridor connecting Wilmington, North Carolina and Myrtle Beach, South Carolina,  inland of the beach area known as the Grand Strand.  The outline map of North Carolina below shows the approximate location of the City of Boiling Spring Lakes.

Our principal asset is our undeveloped land in Boiling Spring Lakes, comprising approximately 819 acres.  As of December 31, 2008, we owned the following:

•	Approximately 356 acres, divided into 1,080 platted unimproved individual lots, both recorded and unrecorded, intended for residential use.

•	Approximately 244 acres of undeveloped land intended for residential use.

•	Approximately 219 acres of undeveloped land intended for commercial use.

•	A building comprising approximately 500 sq. ft. that was until recently leased to the City of Boiling Spring Lakes at a rate of $1 per year for use as a post office.

•	A sales office comprising approximately 1,269 sq. ft.

We intend to continue emphasizing the sale of individual lots in Boiling Spring Lakes, concentrating on lots situated on existing paved roads and rocked roads.  From time to time, we will add to our inventory of lots situated on paved roads and rocked roads by paving or rocking roads that are currently unpaved or not rocked.  We intend to continue selling land on an all-cash basis but are considering offering to provide qualified purchasers of our land seller financing for a portion of the purchase price. Any program involving our providing seller financing, however, would be on a limited basis.

To increase lot sales, in 1995, we initiated a project involving the construction of a house on one of our lots and the immediate marketing of the house and lot for sale, with the cost of construction financed with a line of credit from a local bank.  We achieved some success through 1999, selling five properties and earning a profit on each sale; however, we elected to suspend the project in 2000 in view of rising construction costs and decreased margins.  We have not constructed any houses since 2000, though we may resume the project during 2009 or 2010, depending upon market conditions and other factors.

Appraisal of Real Estate Assets

We obtained from Robert C. Cantwell and Associates (the “Appraiser”) an independent MAI appraisal report dated March 2, 2008 valuing our real estate assets located in Boiling Spring Lakes at December 31, 2007.  Such assets comprised substantially all of our assets on such date other than cash, U.S. Treasury securities, and the promissory note received as partial consideration in the 2001 sale of the assets of Fox Squirrel/The Lakes.  The appraisal values the appraised assets at $4,000,000 (the “Appraised Value”).  The Appraised Value is the Appraiser’s opinion of the most probable price which the property should bring in a competitive and open market under all conditions requisite to a fair sale, and assumes, among other things, a typically motivated buyer and seller in an “arm’s length” transaction, both parties are well informed or well advised about the assets and each acting in what he considers his own best interest, a reasonable time is allowed for exposure in the open market, payment is made in cash in U.S. dollars, and the price is unaffected by special or creative financing or sales concessions granted by anyone associated with the sale.  As such, there is no guarantee that we could realize the Appraised Value of such assets upon a sale.  The actual sale price could be higher or lower than the Appraised Value.  The appraisal is not in connection with any requested minimum, maximum or specific appraised value, any pending or proposed sale or other transaction, or approval of any loan involving the appraised assets or us.  The foregoing summary of the appraisal is limited in its entirety by reference to the full appraisal report, a copy of which was filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 (the photographs that appear in the hard copy of the appraisal are excluded from the electronic filing of the exhibit).

During 1988, we reduced the carrying value of the Boiling Spring Lakes property as a result of an appraisal obtained in December 1988.  During 1993, 1995, 1998, 2000, 2004, and 2006, we obtained updated appraisals of the Boiling Spring Lakes property.  Based upon those updated appraisals, no additional reduction to the carrying value was made.  As a result of the appraisal dated as of December 31, 2007 and in view of current market conditions, we and our accountants believe that the valuation allowance at December 31, 2008 was appropriate, and that no adjustment to the valuation allowance needed to be made.

Item 3.  Legal Proceedings

We are not currently a party to any material pending legal proceedings.  From time to time, we have been and may become a party to ordinary routine litigation incidental to our business.  While we believe that our potential liability from any of such proceedings may be substantial, we believe that the likelihood of incurring any such liability is low.

Item 4.  Submission of Matters to a Vote of Unit Holders

No matters were submitted to a vote of unit holders during the fourth quarter of 2008.

[THE REST OF THIS PAGE IS BLANK]

PART II

Item 5.  Market for Registrant's Common Equity, Related Unit Holder Matters, and Issuer Purchases of Equity Securities

   ■ Market for the Partnership Units

There is no established public trading market for the partnership units, and there are only limited or sporadic quotations on the over-the-counter market for the units.  It is not anticipated that there will ever be an active public market for the units.

During 2007 and 2008, our units were quoted on Pink OTC Markets Inc. under the symbol REEV.PK.  The following table sets forth the high and low closing bid quotations in each of the four quarters of fiscal 2007 and fiscal 2008.  The information was obtained from Pink OTC Markets Inc.  Such over-the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not represent actual transactions.

TABLE 4: QUARTERLY INFORMATION ON PRICE RANGE
OF PARTNERSHIP UNITS

		High	Low
		Bid	Bid
Fiscal 2008:
Fourth Quarter	(October 1 - December 31)	$1.25	$1.25
Third Quarter	(July 1 - September 30)	$1.41	$1.25
Second Quarter	(April 1 - June 30)	$1.80	$1.25
First Quarter	(January 2 - March 31)	$2.20	$1.75

Fiscal 2007:
Fourth Quarter	(October 1 - December 31)	$1.75	$1.75
Third Quarter	(July 2 - September 28)	$1.90	$1.75
Second Quarter	(April 2 - June 29)	$2.10	$1.90
First Quarter	(January 3 - March 30)	$2.60	$2.10

   ■ Holders of Units

As of December 31, 2008, there were 1,790 registered holders of partnership units.  The total number of record holders has not changed substantially from December 31, 2008 to March 23, 2009, the latest practicable date prior to the filing of this Annual Report on Form 10-K.

   ■ Distributions

We have paid no cash distributions to partners since our inception in 1980.  We expect that no such distributions will be paid in 2009, even if our earnings may indicate an ability to do so.

Despite repeated efforts in the past, we were unable to effect a sale of all or substantially all of our real estate, and have found ourselves generally able to sell only a small portion of our land at any one time through the sale of individual lots or groups of individual lots and/or the sale of relatively small tracts of land.  We believe that without a sale of all or substantially all of our real estate, it would be imprudent to make a distribution to partners until we know with reasonable certainty the amount and timing of any assessments relating to installation of water and sewer lines affecting our properties, lest we find ourselves insolvent.  Furthermore, the amount and timing of any distributions would be dependant upon our business being established to operate at a level sufficient to consistently generate revenues in excess of expenses and capital expenditures.

Absent a bulk sale of our assets, we believe that the best use of the current cash balance and cash surpluses, if any, generated in future years is to preserve or improve the overall value of our assets by pursuing the following actions:

•	Investing cash in short-term Treasury securities and/or brokered certificates of deposit.

•	Undertaking certain infrastructure and other improvements in the development.

•	Making selected other real estate-related investments in or near Boiling Spring Lakes, as market conditions may allow.

We believe that this plan will, in future years, result in, among other things, an increase in the number of lots sold and a higher average sales price per lot than would otherwise be the case.

   ■ Purchases of Units by Us and our Affiliates

Our limited partnership agreement allows us to repurchase partnership units; however, the agreement does not require that we or our general partner repurchase partnership units on demand of partners, nor does the agreement provide for a minimum purchase price or establish a mechanism for determining a purchase price.

From time to time, in accordance with applicable securities laws, we may utilize excess cash by repurchasing partnership units, although we have rarely done so in the past and there are currently no plans to repurchase partnership units.  Since the amount of excess cash available for such purpose cannot be estimated at this time due to the inability to accurately estimate the amount of any assessments related to water and sewer service and also due to the highly variable nature of our cash flow, there can be no assurance as to the number of partnership units which we will actually repurchase, if any such repurchases will, in fact, occur, or the prices at which such repurchases, if any, will be made.

           There were no purchases of partnership units by us, our general partner, or any affiliate of us or our general partner during 2008.

Item 6.  Selected Financial Data

The selected financial data set forth in Tables 5 and 6, below, has been derived from our historical audited financial statements.  The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and related notes thereto.

It is our experience that our historical financial condition and results of operations are not reliable indicators of future financial condition and results of operations.  Sales of real estate for development in Boiling Spring Lakes are highly variable, both as to the amount of land sold as well as the sales price per lot.  See also “Item 1A.  Risk Factors,” for a discussion of material uncertainties that might cause our future financial condition or results of operations to be materially different from the historical financial condition and results of operations.

TABLE 5: SELECTED INCOME STATEMENT DATA

	Year Ended December 31,
	2008	2007	2006	2005	2004
Revenues:
Property sales	$--	$499,755	$899,411	$2,487,651	$1,173,968
Other interest income and fin. charges	96,047	181,790	172,537	74,908	20,984
Other revenue	25,764	4,234	23,668	4,501	--
Total revenues	121,811	685,779	1,095,616	2,567,060	1,194,952
Operating expenses:
Direct costs of property sold	--	14,598	11,070	163,091	41,062
Selling, general and admin. expenses	534,710	675,214	652,290	675,135	484,363
Depreciation	3,846	3,924	3,969	2,791	1,730
Total operating expenses	538,556	693,736	667,329	841,017	527,155
Operating income (loss)	(416,745)	(7,957)	428,287	1,726,043	667,797
Rental income (loss) - net	--	--	--	(5,553)	1,267
Net income (loss)	$(416,745)	$(7,957)	$428,287	$1,720,490	$669,064
Per Unit Data
Net income (loss)	$(0.23)	$--	$0.24	$0.95	$0.37
Distributions	--	--	--	--	-

Certain amounts in Table 5 for prior years are reclassified to conform to the presentation in the current year.  Such reclassifications have not resulted in a change in net income or loss.

TABLE 6: SELECTED BALANCE SHEET DATA

	At December 31,
	2008	2007	2006	2005	2004

Cash, prepaid expenses and
other current assets	$3,351,240	$3,659,565	$3,670,587	$3,511,837	$1,504,988
Note receivable	--	128,823	133,769	138,303	142,457
Properties held for sale and
property and equipment, net	581,029	570,253	517,796	401,722	521,128
Total assets	$3,932,269	$4,358,641	$4,322,152	$4,051,862	$2,168,573

Accounts payable and
accrued expenses	$228,998	$238,625	$194,179	$352,176	$189,377
Total liabilities	228,998	238,625	194,179	352,176	189,377
Partners' capital	3,703,271	4,120,016	4,127,973	3,699,686	1,979,196
Total liabilities and
partners' capital	$3,932,269	$4,358,641	$4,322,152	$4,051,862	$2,168,573

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the notes thereto which are included as part of this Annual Report on Form 10-K.

Critical Accounting Policies

A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results and requires Management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We believe that the following of our accounting policies fit this description:

   ■ Basis of Accounting

Our financial statements are prepared using the accrual basis of accounting.

   ■ Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

   ■ Property Sales

Property sales represent individual building lots and other undeveloped land sold for cash and the gross sales price of residential houses built or acquired by us for resale.  The revenue from these sales is recognized at the closing date unless a deferral is required pursuant to Statement of Financial Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.”  Land cost included in direct costs of property sold represents the proportionate amount of the total initial project costs, after recorded valuation allowances, based on the sales value of the lot to the total estimated project sales value plus the value per lot of any capital improvements made subsequent to the initial project costs.

   ■ Properties Held for Sale and Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation for financial reporting purposes is calculated on the straight-line basis over the estimated useful lives of 8 to 31.5 years for buildings and 5 to 20 years for equipment and land improvements.

We assess the realizability of the carrying value of our properties held for sale and related buildings and equipment whenever events or changes in circumstance indicate that impairment may have occurred in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Our assets have been written down, from time to time, to reflect their fair values based upon appraisals.

   ■ Cash and Equivalents

For purposes of the Statements of Cash Flows, we consider cash as cash on hand, cash deposited in financial institutions, money market accounts, and U.S. Treasury securities with maturities of less than 91 days at the date of purchase.  Cash equivalents are stated at cost, which approximates market value.

   ■  Investments

Investments as of December 31, 2008 consist of certificates of deposit held with various financial institutions.  These certificates of deposit have been designated as held to maturity.  In accordance with the standards of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we have the positive intent and ability to hold to maturity and, therefore, they are reported at cost.  Investments at December 31, 2007 consist of U.S. Treasury securities that have been designated as trading securities.  These investments are accounted for in accordance with SFAS No. 115 and are therefore recorded at fair value.  These securities were redeemed in 2008.

   ■ Impairment of Long-Lived Assets

Our long-lived assets, primarily real estate held for sale, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable.  We obtain appraisals periodically (typically, every two years) for the Boiling Spring Lakes property and evaluate the carrying value of the property based on those appraisals.  We do not expect to reduce the carrying value of the properties in the near future.

We apply a valuation allowance to land if such land is unsuitable for the installation of an individual septic system as determined by testing conducted by the local health department or, in the absence of such testing, as determined by us based upon topography.  Land that we believe to be suitable for the installation of an individual septic system based upon topography may, by subsequent testing, be determined to be unsuitable.  More typically, land that we believe to be unsuitable for septic based upon topography may, by subsequent testing, be determined to be suitable.  The valuation allowance is allocated among the land held for sale only following each periodic appraisal, while the determination of a particular lot or parcel of land as being suitable or unsuitable for septic may be made at any time prior to the sale of such land.  Since the direct cost of land sold is net of the applicable valuation allowance, the direct cost of a lot or parcel of land that we believe to be suitable for septic that, on the basis of testing, is subsequently determined to be unsuitable may, therefore, exceed the sales price of such land, in which case we would realize a loss on the sale of such land.  To the best of Management’s knowledge, we have never realized such a loss, and if such a loss or losses were to occur, Management believes that the aggregate amount of such losses would not materially affect our financial condition or results from operations.

   ■ Note Receivable

We closed a sale agreement for the assets of Fox Squirrel/The Lakes on March 9, 2001.  Under the agreement, we received $150,000 in cash and a note receivable (“Promissory Note”) for $712,500.  The Promissory Note initially accrued interest at 9.75% per annum, payable monthly, and had a maturity date of March 9, 2004.  The Promissory Note was initially collateralized by a first mortgage on the assets of the country club.  Since the cash down payment represented less than 25% of the total consideration paid for the assets, the transaction was recorded on our financial statements using the deposit method as defined in SFAS No. 66, “Accounting for Sales of Real Estate.”  The deposit method requires, among other things, that until the total cash we received from the down payment and principal payments on the Promissory Note is at least 25% of the total consideration paid: (a) the sold assets remain on our balance sheet as assets held for sale or disposal; (b) the operations of Fox Squirrel/The Lakes prior to the sale be recorded as discontinued operations; (c) cash received from the buyer be shown as a deposit on contract; and (d) payments received from the buyer with respect to the Promissory Note be treated as an increase in the deposit.

In June 2003, in connection with the buyer’s obtaining financing from a bank, WW-Golf, the buyer of the assets, made an early repayment of principal of $534,748, reducing the unpaid principal amount outstanding under the Promissory Note at that time to $147,757.  The terms of the Promissory Note were then modified to provide for an annual interest rate equal to the higher of (a) 8.75% and (b) 2% over the bank’s prime rate, and the maturity date was extended to July 15, 2008.  In addition to the foregoing modifications to the Promissory Note, we subordinated our lien priority on the assets sold to WW-Golf to that of the bank. With such prepayment of principal, the cash consideration paid by WW-Golf exceeded 25% of the total consideration paid for the assets.  Accordingly, for the fiscal year ended December 31, 2003, the transaction was recorded on our financial statements as a sale of assets and a $341,221 gain on the sale of the assets was recognized.

At December 31, 2007, the principal amount of the Promissory Note was $128,823.  The remaining balance outstanding was paid during 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

   ■  Revenues

Overall, revenues decreased 82% to $121,811 in 2008, compared to $685,779 in 2007.   The principal components of revenues and Management’s explanations for year-to-year changes are set forth below.

Property Sales

We had no revenue from property sales  in 2008, compared to $499,755 in 2007.  Management attributes the decrease in revenue primarily to the severe economic recession and the tightening of credit markets, fueled in part by the turmoil involving subprime mortgages, as well as to efforts, beginning in April 2006, by Fish and Wildlife to protect the habitat of the endangered red-cockaded woodpecker, which efforts slowed home building activity and real estate sales in Boiling Spring Lakes.   Management expects that revenue from property sales for 2009 will be higher than for 2008, but will likely be significantly less than for 2007.

Interest Income

Interest income in 2008 was $96,047 in 2008, compared to $181,790 in 2007.  Management attributes the 47% decrease to the combination of lower amounts invested during 2008 than in 2007 and to somewhat lower interest rates earned on our investments during 2008 than during 2007.

Other Revenue

Other revenue was $25,764 in 2008, compared to $4,234 in 2007.  The increase of 509% is due substantially to the receipt in January 2008 of a refund of $20,929 in income taxes we paid to the State of North Carolina for 2005.  As a limited partnership, we generally pass income tax liability through to our partners.  With respect to 2005, however, Management believes that the administrative cost of allocating liability among the partners, and maintaining records therefor, would be unreasonably time-consuming and complex.  Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of our income for each such year was reduced by a pro rata share of such taxes paid.  Since the refund for 2005 was received in 2008, the refund was treated for accounting purposes as income.

   ■  Direct Costs of Property Sold

Direct costs of property sold was zero in 2008, compared to $14,598 in 2007.  Management attributes the decrease in costs to the fact that we sold no real estate during 2008.

   ■  Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 21% to $534,710, compared to $675,214 in 2007.  Noteworthy changes from 2007 in the components of selling, general and administrative expenses, and the reasons therefor, are as follows:

Real Estate Taxes

Real estate taxes increased 3% to $123,155, compared to $119,870 in 2007.  Management attributes the increase primarily to an increase in property tax rates.

Salaries, Wages and Related Expenses

During 2008, we paid a total of $39,684 in salaries, wages, and incentive compensation, compared to $55,569 during 2007, for a net decrease of 29%.  We pay the general manager of our Boiling Spring Lakes office compensation that is tied in part to land sales based upon the gross sales price of land sold.  Since we had no land sales in 2008, the total compensation paid to the general manager decreased.

Accounting Fees

During 2008, we paid total accounting fees of $59,289, compared to $43,194 in 2007.  Management attributes the 37% increase primarily to a general increase in the audit requirements by independent accounting firms of the financial statements of SEC-reporting entities, such as us.

Legal Fees

During 2008, we paid total legal fees of $40,431, compared to $22,293 in 2007.  Management attributes the 81% increase partly to a greater amount of legal review of the reports that we filed with the SEC in 2008 than in 2007 and partly to the need for our attorneys to address during 2008 various matters involving transfers of units that did not need to be addressed during 2007.

Transfer Agent Fees and Expenses

During 2008, we paid our transfer agents total fees and expenses of $25,370, compared to $13,057 during 2007.  Management attributes the 94% increase principally to one-time costs incurred in connection with the changing of our transfer agent in early 2008.

Income Taxes

During 2008, we paid $10,000 in state income taxes to North Carolina relating to fiscal 2007, whereas during 2007, we paid $35,000 in state income taxes to North Carolina relating to fiscal 2006.  The 71% decrease reflects our decrease in profitability from 2007 to 2008.  As a limited partnership, we generally pass income tax liability through to our partners.  With respect to 2007 and 2006, however, Management believes that the administrative cost of allocating such liability among the partners, and maintaining records therefor, would be unreasonably time-consuming and complex.  Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of our income for each such year would be/has been reduced by a pro rata share of such taxes paid.

Consulting Fees

During 2007, we paid consulting fees of $100,000 to an affiliate of the general partner in connection with the tender offers for our units made by third parties during 2006.  No similar expense was incurred by us during 2008.

  ■  Depreciation

Depreciation expense decreased 2% to $3,847, compared to $3,924 in 2007.  Management attributes the decrease to certain assets becoming fully depreciated during 2007 and no material increase in depreciable assets.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

   ■  Revenues

Overall, revenues decreased 37% to $685,779 in 2007, compared to $1,095,616 in 2006.  The principal components of revenues and Management’s explanations for year-to-year changes are set forth below.

Property Sales

Revenue from property sales decreased 44% to $499,755 in 2007, compared to $899,411 in 2006.

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

Revenue from the sale of commercial land was $29,940 in 2007, compared to $234,437 in 2006.  Our sales of commercial land are sporadic, highly variable, and largely beyond our control.

Revenue from the sale of other land was $19,925 in 2007.  No such land was sold in 2006.  Our sales of other land are sporadic, highly variable, and largely beyond our control.

Interest Income

Interest income in 2007 was $181,790, compared to $172,537 in 2006.  Management attributes the 5% increase to somewhat higher interest rates generally during 2007 than during 2006.

Other Revenue

Other revenue in 2007 was $4,234, compared to $23,668 in 2006.  The decrease of 82% is due substantially to the recognition as income of $15,394 in excess accruals for accounting and tax fees for 2004 and 2005 during 2006.  At December 31, 2005, Management overestimated by $15,394 the amount of accounting and tax fees that we would have to pay during 2006 for services rendered with respect to 2005 and 2004.  Excluding such amount, Other Revenue for 2006 was $8,274, comprised primarily of tax refunds received during 2006 for prior years.

   ■  Direct Costs of Property Sold

Direct costs of property sold increased 32% to $14,598, compared to $11,070 in 2006.  Management attributes the increase in costs primarily to the location of the individual undeveloped lots sold.  During late 2006 and 2007, we made capitalized expenditures to improve roads within certain sections, with the amount spent in a section allocated among the lots within such section.  This results in individual lots within those sections generally having a higher carrying cost, that is, a higher book value, than lots within sections where we have not made capital improvements.  During 2007, we sold 12 lots within sections where capital improvements had been made in recent months.

Our carrying cost of the commercial land and other land sold during 2007 and 2006 was nominal.  As a result, the direct cost of such property represented approximately 5% of the total direct cost of property sold during 2007, and less than 1% of the total direct cost of property sold during 2006.

   ■  Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 4% to $675,214, compared to $652,290 in 2006.  Noteworthy changes from 2006 in the components of selling, general and administrative expenses, and the reasons therefor, are as follows:

Real Estate Taxes

Real estate taxes increased 132% to $119,870, compared to $51,571 in 2006.  Management attributes the increase to a county-wide reassessment during early 2007 which had the effect of increasing the aggregate assessed value of our land by more than 200%, which more than offset the decrease in the tax rate.  Each of the individual platted lots owned by us --  1,080 lots at December 31, 2007 -- is assessed individually at its market value as determined by the local taxing authorities, with no significant discount to reflect common ownership.  Consequently, Management believes that our real estate tax burden is substantially higher than would be the case if few lots, or no lots, were actually platted.  Due to the state law under which the taxes are levied, Management’s efforts to date to obtain relief have not resulted in lowering our real estate tax burden.

Income Taxes

During 2007, we paid $35,000 in state income taxes to North Carolina relating to fiscal 2006.  During 2006, we paid $150,304 in state income taxes relating to fiscal 2005.  The 77% decrease reflects the decrease in our profitability from 2005 to 2006.  As a limited partnership, we generally pass income tax liability through to our partners.  With respect to 2006 and 2005, however, Management believes that the administrative cost of allocating such liability among the partners, and maintaining records therefor, would be unreasonably time-consuming and complex.  Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of our income for each such year would be/has been reduced by a pro rata share of such taxes paid.

Salaries, Wages and Related Expenses

During 2007, we paid a total of $55,569 in salaries, wages, and incentive compensation, compared to $92,669 during 2006, for a net decrease of 40%.  We pay the general manager of our Boiling Spring Lakes office a commission on land sales based upon the gross sales price of land sold.  Since we experienced a 44% decrease in revenue from land sales for 2007 compared to 2006, total commissions paid to the general manager decreased as well.

Miscellaneous Expenses

During 2007, we incurred $48,698 in connection with studies involving, and consultants’ work relating to, alternatives for addressing Fish and Wildlife’s concerns about protecting the habitat of the red-cockaded woodpecker on and in proximity to land owned by us.  No such expenses were incurred during 2006.

Tender Offer-Related Expenses

During 2006, our partnership units were the object of separate cash tender offers by two unaffiliated parties and an affiliate of the General Partner.  During 2006, we incurred legal fees and other expenses totaling $29,083 relating to our review and response to the tender offers, including filings with the Securities and Exchange Commission.

Consulting Fees

During 2007, we paid consulting fees of $100,000 to an affiliate of the general partner in connection with the tender offers for our partnership’s units made by third parties during 2006.  No similar expense was incurred by us during 2006.

  ■  Depreciation

Depreciation expense decreased 1% to $3,924 in 2007, compared to $3,969 in 2006.  Management attributes the decrease to certain assets becoming fully depreciated during 2007 and no material increase in depreciable assets.

Liquidity and Capital Resources

   ■  General

We require cash primarily for the payment of operating expenses, overhead, and capital expenditures incurred in connection with real estate sales.

Much of our land is accessible only by roads that are incomplete, or that are unpaved or lack a rocked surface, or which require repairs.  Management believes that we will be able to sell such land only if incomplete roads are completed, the roads that are now unpaved or that lack a rocked surface are rocked, and that roads in need of repairs are repaired.   In addition, Management believes that we will be able to achieve higher sales prices for many of our lots by paving certain roads with asphalt.  The cost of such road improvements is generally substantial.

We may have to bear assessments relating to the installation of water and sewer lines installed by the City and others.  We expect an assessment of approximately $92,000, to be paid during 2010, relating to the expansion of the City’s municipal water system planned for 2009; however we cannot estimate the amounts of future assessments, nor can we predict when any future assessments will become due.  The total of such assessments is likely to be substantial.  Our current cash balances and short-term investments may not be sufficient to meet all of these capital requirements.

Historically, we met our liquidity requirements by accruing general partner fees and certain other fees and expenses payable to the General Partner and its affiliates, selling certain non-real estate assets, and, from time to time, borrowing from local banks or the General Partner and/or its affiliates.  Cash is generated primarily from individual lot sales and may not be sufficient to meet future operating costs, debt service and other cash requirements.  We may seek to supplement our current cash balances and short-term investments by negotiating credit facilities, issuing debt on such terms and conditions as the General Partner deems prudent, or seeking other forms of debt or equity financing as the General Partner deems appropriate.

   ■  Cash Flows from Operating Activities

During 2008, we used $449,650 of net cash in operating activities, compared to $14,436 of net cash used in 2007.  Management attributes the change principally to the substantially lower revenue from property sales in 2008 than in 2007.

   ■  Cash Flows from Investing Activities

Net cash provided by investing activities was $508,016, compared to $4,512 of net cash used in 2007.  Management attributes the change primarily to the reduction of funds invested in certificates of deposit to fund operating expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

We have no contractual obligations of the type required to be disclosed by Item 303(a)(5) of Regulation S-K.

Capital Expenditures During 2009

We cut back extensively on our planned capital expenditures for 2008 once it became clear that our revenues would be substantially lower than in 2007.  For 2009, we currently plan to undertake some of the expenditures that were postponed from 2008, including between $25,000 and $75,000 for rocking and/or paving certain roads, and preparing certain land for sale.  Management believes that such expenditures will result in the sale of certain individual lots at a sales price per lot substantially higher, and at a pace substantially faster, than could be achieved if such work were not completed.  Management expects that such expenditures will be funded out of existing cash balances, from cash generated from real estate sales, and/or from the proceeds of maturing short-term investments.  Such costs will be treated as a capital expenditure and have the effect of increasing the cost basis of the individual lots in the sections within which the roads are situated.  In addition, to address Fish and Wildlife’s concerns of the red-cockaded woodpecker on certain portions of our land, we plan to spend between $5,000 and $30,000 during 2009, with additional amounts, as yet undetermined, likely to be sent in future years.  Depending upon market conditions and other relevant factors, Management may decide to spend more or less than such amounts during 2009.

Other capital projects may be undertaken, depending upon, among other factors, our cash position and Management’s expectations of return on investment.

Impact of Inflation

Generally, demand for real estate is adversely affected by increases in interest rates.  To the extent that a significant increase in the rate of inflation leads to a significant increase in interest rates, our ability to sell real estate may be significantly adversely affected.

Inflation has had only a minor impact on our operations during the fiscal years ended December 31, 2008, 2007, and 2006.  Moderate increases in costs and expenses incurred as a result of inflation have, Management believes, largely been offset by increases in the sales prices of land sold.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk exposure is to changes in interest rates, which are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control.  Changes in the general level of interest rates can affect our revenue from property sales, since the market for real estate in general varies to a large degree upon the level and stability of interest rates.  Generally, when interest rates are high or are increasing, the market for real estate declines, and when interest rates are low or are decreasing, the market for real estate increases.  Management believes that the extent of such risk is neither quantifiable nor predictable because of the variability of future interest rates and because of the highly variable nature of our real estate sales.

We also have exposure to market risk for changes in interest rates due primarily to the following:

•
Cash:  Substantially all of our cash is deposited in an account at a local financial institution bearing interest at a variable rate.  If interest rates were to increase, we would earn more interest income on our cash balances.  If interest rates were to decrease, we would earn less interest income on our cash balances.

•
Short-term Investments:  We invest excess cash in U.S. Treasury securities or certificates of deposit having a maturity at the time of purchase of more than 91 days but less than one year.  As of December 31, 2008, all of our short-term investments are in certificates of deposit.  All of our short-term investments are classified as securities held to maturity, although prior to 2008 our investments in U.S. Treasury securities were classified as trading securities.  If interest rates were to increase, upon sale or maturity of the certificates of deposit currently held, we would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the securities then purchased.   If interest rates were to decrease, upon sale or maturity of the certificates of deposit currently held, we would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the securities then purchased.  Unrealized gains or losses on securities classified as held to maturity that arise due to changes in interest rates would not be realized so long as the securities are held to maturity.

At December 31, 2008, we had cash of $378,738 and held $2,960,000 in certificates of deposit having a maturity at the time of purchase of more than 91 days but less than one year.  Had the average level of interest rates during 2008 been higher or lower by 100 basis points or one percent (1%), our net income would have been approximately $27,765 more or less, respectively.  The foregoing estimate of the change in net income is based upon quarterly average balances shown on our balance sheets at March 31, June 30, September 30, and December 31, 2008.

At December 31, 2007, we had cash of $320,372.  In addition, we held $3,339,193 in U.S. Treasury securities having a maturity at the time of purchase of more than 91 days but less than one year.  Had the average level of interest rates during 2007 been higher or lower by 100 basis points or one percent (1%), our net income would have been approximately $36,172 more or less, respectively.  The foregoing estimate of the change in net income is based upon quarterly average balances shown on our balance sheets at March 31, June 30, September 30, and December 31, 2007.

We had no interest-bearing debt outstanding during 2008 or 2007.

We do not enter into derivative contracts for our own account to hedge against the risk of changes in interest rates.

Item 8.  Financial Statements and Supplementary Data

See Part IV, “Item 15.  Exhibits and Financial Statement Schedules," for the response to this item.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, or the person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management has the responsibility for establishing and maintaining adequate disclosure controls and procedures.  Since we are a limited partnership, we have no officers or directors.  Mr. Davis P. Stowell, president of the General Partner, carries out the functions of our principal executive officer and principal financial officer, and, accordingly, is deemed to be our “management” for purposes involving the evaluation of the disclosure controls and procedures and the effectiveness thereof.  Mr. Stowell has, as of the end of the period covered by this Annual Report on Form 10-K, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, Mr. Stowell has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Internal Control Over Financial Reporting

           The following report of Management shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.

Our management has the responsibility for establishing and maintaining adequate internal control over our financial reporting.  Since we are a limited partnership, we have no officers or directors.  Mr. Davis P. Stowell, president of the General Partner, carries out the functions of our principal executive officer and principal financial officer, and, accordingly, is deemed to be our “management” for purposes of establishing and maintaining adequate internal control over our financial reporting and the evaluation of the effectiveness thereof.  Mr. Stowell has, as of the end of the period covered by this Annual Report on Form 10-K, evaluated the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) and has determined that such internal control over our financial reporting is effective at the reasonable assurance level.  Mr. Stowell based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In designing and evaluating the internal controls, including internal control over financial reporting, management recognized that any internal controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible internal controls.  Because of the inherent limitations in all internal control systems, no evaluation of internal controls can provide absolute assurance that all internal control issues and instances of fraud, if any, within Reeves Telecom Limited Partnership have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, internal controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the internal control.  The design of any system of internal controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any internal control will succeed in achieving its stated goals under all potential future conditions.  Over time, an internal control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures related to the internal control may deteriorate.  Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the last fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We do not believe any significant deficiencies or material weaknesses exist in our internal control over financial reporting.  Accordingly, no corrective actions have been taken.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

General Partner

Since we are a limited partnership, we have no officers or directors.  Grace Property Management, Inc., our general partner, performs functions generally performed by officers and directors.  Grace Property Management, Inc. is a Delaware corporation engaged in the business of real estate management, and has served as general partner since May 15, 1980.

Officers and Directors of the General Partner

Davis P. Stowell, 52, President and Director of the General Partner.  Mr. Stowell has been President and a director of Grace Property Management, Inc. since 2003.  He was Vice President of the General Partner from 1993 to 2003.  He is also an officer of affiliates of Grace Property Management, Inc., most of which positions he has held since 1989.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires that reports of beneficial ownership of partnership units and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons.”  We are required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2008.  To our knowledge, based solely upon a review of all Section 16(a) filings furnished to us by Section 16(a) reporting persons or written representations that no such reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) reporting persons complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

In connection with its role as our general partner, the General Partner has adopted a Code of Ethics that applies to each person who performs one or more of the following functions: principal executive officer, principal financial officer, and principal accounting officer or controller.  There has been no change to or amendment of the Code of Ethics during 2008.  We  shall furnish, without charge, a copy of the Code of Ethics to any person who requests a copy in writing sent to the General Partner at the following address: Mr. Davis P. Stowell, President, Grace Property Management, Inc., 55 Brookville Road, Glen Head, NY 11545.

Nominating Committee

Since we are a limited partnership, we have no officers or directors.  Grace Property Management, Inc., our general partner, performs functions generally performed by officers and directors.  The General Partner has no committees, including a nominating committee.  The Board of Directors of the General Partner functions in the capacity of a nominating committee.

Audit Committee

Since we are a limited partnership, we have no officers or directors.  Grace Property Management, Inc., our general partner, performs functions generally performed by officers and directors.  The General Partner has no committees, including an audit committee.  The Board of Directors of the General Partner functions in the capacity of an audit committee.  The Board of Directors of the General Partner has determined that Davis P. Stowell is an “audit committee financial expert” and that he is not “independent” as each such term is defined by the Securities and Exchange Commission.

Item 11.  Executive Compensation

The total compensation earned by the General Partner during each of the last three fiscal years ended December 31 is set forth in Table 7, below.

TABLE 7: SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	General Partner Fee [a]
Grace Property Management, Inc., General Partner	2008	$160,000
	2007	160,000
	2006	160,000
Notes:
[a]	Excludes payments made to affiliates of the General Partner as described in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

During 2008, payments made by us to the General Partner totaled $160,000, representing general partner fees for the first, second, and third quarters of 2008 as well as the fourth quarter of 2007.  During 2007, payments made by us to the General Partner totaled $160,000, representing general partner fees for the first, second, and third quarters of 2007 as well as the fourth quarter of 2006.  During 2006, payments made by us to the General Partner totaled $232,500, representing general partner fees for the first, second, and third quarters of 2006 as well as the second, third, and fourth quarters of 2005.  As of December 31, 2008, general partner fees accrued but not paid to Grace Property Management, Inc. totaled $40,000, representing general partner fees for the fourth quarter of 2008.  As of December 31, 2007, general partner fees accrued but not paid to Grace Property Management, Inc. totaled $40,000, representing general partner fees for the fourth quarter of 2007.  As of December 31, 2006, general partner fees accrued but not paid to Grace Property Management, Inc. totaled $40,000, representing general partner fees for the fourth quarter of 2006.  We have no ongoing plan or arrangement with respect to future remuneration to Grace Property Management, Inc. other than to accrue interest (at an annual rate of 10%, compounded quarterly) on the unpaid balance when cash flow is insufficient to pay general partner fees.

As of December 31, 2008, we had a group life insurance plan in place covering our full-time employees located in our Boiling Spring Lakes sales office.  We have no pension or profit sharing plan but we do provide for incentive bonus compensation to our employees located in Boiling Spring Lakes for meeting or exceeding predesignated budget targets.  We have  no options, warrants, or appreciation rights outstanding.  No Management person is indebted to us.  Other than for accrued vacation and accrued travel and other expenses, we are  not indebted to any of our employees.

See “Item 13.  Certain Relationships and Related Transactions, and Director Independence” for other payments made to affiliates of the General Partner.

Compensation Committee Interlocks and Insider Participation

Not applicable.

Compensation Committee Report

The General Partner does not compensate its officers and directors.  Each of the officers and directors of the General Partner has duties and responsibilities with affiliates of the General Partner and is compensated by one or more of such affiliates.  Such compensation is independent of the general partner fees paid by us to the General Partner.

Performance Graph

No distributions have been made on partnership units, and the partnership units have substantially no liquidity.  Therefore, there is no basis for comparison of returns to partners to any other measure.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters

Security Ownership of Certain Beneficial Owners

As of March 23, 2009, we have 1,811,562 partnership units issued and outstanding.  Information as of March 23, 2009 concerning the number of partnership units beneficially owned by the persons who, to the knowledge of Management, beneficially owned more than 5% of the units issued and outstanding on such date is set forth in Table 8, below.

TABLE 8: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Name and Address of Beneficial Owner	Amount Beneficially Owned [a]		Percent of Class

US Bank Trust National Association, as trustee 141 North Main Avenue Suite 300 Sioux Falls, SD	316,403	[b]	17.5%
Grace & White, Inc. 515 Madison Avenue Suite 1700 New York, NY	233,507	[c] [d]	12.9%
John S. Grace 55 Brookville Road Glen Head, NY	172,434	[e]	9.5%
MPF Flagship Fund 10, LLC; SCM Special Fund, LLC; and MPF-NY 2006, LLC c/o MacKenzie Patterson Fuller, LP 1640 School Street Moraga, CA	107,724	[f]	5.9%
Notes:
[a]	Unless otherwise indicated, each of the persons named has sole voting and investment power.
[b]	Includes 109,173 units owned by the Grace Grandchildren Trust and 207,230 units owned by the Lorraine QTIP Trust, of which trusts US Bank Trust National Association is trustee.
[c]
Information was obtained from Schedule G, Amendment No. 1 filed with the Securities and Exchange Commission on February 9, 2009 as an investment adviser registered under Section 203 of the Investment Advisers Act of 1940.

[d]	The party’s Schedule 13G, Amendment No. 1 states that the party has sole voting power as to 183,157 units, and sole dispositive power as to 233,507 units.
[e]	Excludes 25,100 units owned by the General Partner.
[f]	Information was obtained from a Schedule TO, Amendment No. 2, filed with the Securities and Exchange Commission on November 13, 2006 by the parties and certain of their affiliates.

Security Ownership of Management

Information as of March 23, 2009 concerning the number of partnership units beneficially owned by (1) Grace Property Management, Inc., the General Partner, (2) each director of Grace Property Management, Inc., and (3) the directors and executive officers of Grace Property Management, Inc. as a group is set forth in Table 9, below.

TABLE 9: SECURITY OWNERSHIP OF MANAGEMENT
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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

For 2008, 2007, and 2006, the General Partner and its affiliates charged us for general partner fees, rent, consulting fees, legal services, and interest on unpaid balances at an annual rate of 10%, compounded quarterly, as set forth in Table 10, below.  All of such charges have been provided for in our financial statements.  Amounts paid by us to the General Partner and its affiliates during 2008, 2007, and 2006 reflect amounts previously accrued and unpaid.   See “Item 11.  Executive Compensation,” for information on general partner fees paid to the General Partner.

TABLE 10: CHARGES BY GENERAL PARTNER AND ITS AFFILIATES 2006 - 2008

	2008	2007	2006
General partner fee	$160,000	$160,000	$160,000
Rent for office space	19,000	19,000	19,000
Reimbursement of expenses	190	1,366	6,124
Consulting fees	--	100,000	--

An affiliate of the General Partner charges us for office space used by officers of the General Partner.  The amounts charged for 2008, 2007, and 2006 are set forth in Table 10, above.  The amount paid by us during 2008 was $19,000, which represents rent for the first, second, and third quarters of 2008 as well as the fourth quarter of 2007.  The amount paid by us during 2007 was $19,000, which represents rent for the first, second, and third quarters of 2007 as well as the fourth quarter of 2006.  The amount paid by us during 2006 was $27,750, which represents rent for the first, second, and third quarters of 2006 as well as the second, third, and fourth quarters of 2005.  At December 31, 2008, the amount of accrued but unpaid rent was $4,750.

In 2007, we paid an affiliate of the General Partner $100,000 in consulting fees in connection with the tender offers for our partnership units made by third parties during 2006.

We paid an affiliate of the General Partner consulting fees in connection with the sale of the assets of Fox Squirrel/The Lakes.  Such consulting fees were equal to 2½% of the gross purchase price paid in cash at the March 2001 closing and, thereafter, 2½% of the principal payments received by us on the Promissory Note.  All of such consulting fees were accrued on our financial statements and were paid as and when we received principal on the Promissory Note.  Given the relatively minor amounts of each monthly payment prior to maturity, we paid the consulting fees semi-annually in arrears, and interest for late payments in respect of such quarterly payments of consulting fees were waived by the recipient.  As of December 31, 2008, no further payments of consulting fees were due to such affiliate of the General Partner.

Officers of the General Partner charge us for their out-of-pocket expenses incurred when traveling on partnership business or otherwise incurred in connection with our business or us.   The amounts charged for and paid during 2008, 2007, and 2006 are set forth in Table 10, above.  At March 23, 2009 and December 31, 2008, we owed nothing with respect to reimbursement of out-of-pocket expenses.

The General Partner and its affiliates charge us late fees on amounts not timely paid, with interest at an annual rate of 10%, compounded quarterly.  No amounts were charged for 2008, 2007, or 2006.

Except for the preceding items, there were no transactions between the General Partner or its affiliates (including Management of the General Partner and their immediate families) and us during the fiscal year ended December 31, 2008 or thereafter.  There were no other related party transactions and there existed no indebtedness to us from the General Partner or its affiliates (including Management of the General Partner and their immediate families).

Review, Approval, or Ratification of Transactions with Related Persons

The General Partner has the ultimate authority to approve all related party transactions.

Director Independence

We have no directors.  The General Partner performs functions generally performed by directors.

Item 14.  Principal Accountant Fees and Services

Table 11, below, details the aggregate fees for professional services and expenses by our Independent Registered Certified Public Accounting firm during 2008 and 2007.

TABLE 11: FEES FOR PROFESSIONAL SERVICES BY THE PARTNERSHIP'S
INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

		Year Ended December 31,
		2008	2007

Audit fees	[a]	$40,876	$25,795
Audit-related fees	[b]	--	1,986
Tax compliance fees	[c]	--
Other fees	[d]	--	--
		$40,876	$27,781

Notes:
[a]
The aggregate fees billed for professional services related to the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, or other services normally provided by Frost, PLLC in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007.

[b]
Fees for professional services for assurance and related services by Frost, PLLC that are reasonably related to the performance of the audit or review of our financial statements that are not reported under "Audit Fees" for the fiscal years ended December 31, 2008 and 2007.

[c]	There were no tax fees billed by Frost, PLLC for the fiscal years ended December 31, 2008 and 2007.
[d]	There were no other fees billed by Frost, PLLC for the fiscal years ended December 31, 2008 and 2007.

Beginning December 22, 2003, we engaged Lynch & Howard, P.A., Certified Public Accountants, Raleigh, North Carolina as our independent registered certified public accountants (“Lynch & Howard”).  On August 15, 2007, we were notified that Moore Stephens Frost, now known as Frost, PLLC, had acquired Lynch & Howard and that as a result of the acquisition Lynch & Howard would no longer be our auditors.  By virtue of the acquisition, Frost, PLLC was appointed as our independent registered certified public accounting firm effective August 16, 2007.  All services performed by the independent registered certified public accountants are approved by the General Partner prior to performance.

The General Partner has reaffirmed continuation of Frost, PLLC as independent registered certified public accountants for fiscal year 2009.

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

[THE REST OF THIS PAGE IS BLANK]

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statements

The documents filed as part of this report are listed in the Index to Financial Statements set forth in Table 12 below.

Financial Statement Schedules

The financial statement schedules filed as part of this report are listed in the Index to Financial Statement Schedules set forth in Table 13, below.  All other required supplemental financial schedules are either contained within the notes to the financial statements or are not applicable.

Exhibits

A complete listing of exhibits, including those incorporated by reference, is shown on Table 14, below.  All other exhibits are not applicable.

TABLE 14: LIST OF EXHIBITS
Exhibit No.	Description of Exhibit
3.1
The Amended and Restated Partnership Agreement of Reeves Telecom Limited Partnership (as amended October 28,, 2008) sets forth the rights of unit holders.  Such agreement was filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed on November 3, 2008.  [a]

31.1	Rule 13a-14(a)/15d-14(a) Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	The Robert C. Cantwell IV, MAI appraisal of the Boiling Spring Lakes property dated as of December 31, 2007. Such report was filed as Exhibit 99.1 to Form 10-K filed on March 31, 2008. [a]
Notes:
[a]	Incorporated herein by reference.

[THE REST OF THIS PAGE IS BLANK]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEVES TELECOM LIMITED PARTNERSHIP

Signatures                                                                           Title                                                      Date

By:  Grace Property Management, Inc.                        Partner                                            March 28, 2009

By:   /s/ DAVIS P. STOWELL
 Davis P. Stowell
 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

By: /s/ DAVIS P. STOWELL	President and Director of	March 28, 2009
Davis P. Stowell	General Partner
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)

[THE REST OF THIS PAGE IS BLANK]

REEVES TELECOM LIMITED PARTNERSHIP

December 31, 2008 and 2007

Financial Statements
And
Supplementary Information

With

Report of Independent Registered Public Accounting Firm

Table of Contents

Page
Financial Statements

Frost, PLLC – Report of Independent Registered Public Accounting Firm	F-1

Lynch & Howard, P.A. – Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Changes in Partners’ Capital	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 – F-15

Supplementary Information

Independent Registered Public Accounting Firm
Report on Supplementary Information	F-16

Valuation and Qualifying Accounts	F-17

Real Estate and Accumulated Depreciation	F-18

Reconciliation of Gross and Net Book Value	F-19

Report of Independent Registered Public Accounting Firm

Partners
Reeves Telecom Limited Partnership
Glen Head, New York

We have audited the accompanying balance sheets of Reeves Telecom Limited Partnership as of December 31, 2008 and 2007, and the related statements of operations, changes in partners’ capital and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Reeves Telecom Limited Partnership as of December 31, 2006 were audited by Lynch & Howard, P.A., who was acquired by Frost, PLLC during 2007, and whose report dated March 23, 2007, expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reeves Telecom Limited Partnership as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Frost, PLLC

Certified Public Accountants

Little Rock, Arkansas
March 24, 2009

Report of Independent Registered Public Accounting Firm

Partners
Reeves Telecom Limited Partnership
Glen Head, New York

We have audited the accompanying balance sheet of Reeves Telecom Limited Partnership as of December 31, 2006, and the related statements of operations, changes in partners’ capital and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reeves Telecom Limited Partnership as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Certified Public Accountants

Raleigh, North Carolina
March 23, 2007

REEVES TELECOM LIMITED PARTNERSHIP
Balance Sheets
December 31, 2008 and 2007

	2008	2007
Assets
Cash and cash equivalents	$378,738	$320,372
Investments	2,960,000	3,339,193
Accrued interest receivable	12,502	-
Note receivable	-	128,823
Properties held for sale and property and equipment
Properties held for sale	343,831	329,209
Property and equipment, net	237,198	241,044
	$3,932,269	$4,358,641
Liabilities and Partners' Capital
Current liabilities
Accounts payable and accrued expenses	$184,248	$190,654
Accrued expenses - affiliates	44,750	47,971
Total current liabilities	228,998	238,625
Partners' capital
Issued and outstanding 1,811,562 units at
December 31, 2008 and 2007	3,703,271	4,120,016
Total liabilities and partners' capital	$3,932,269	$4,358,641

The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

Statements of Operations

	2008	2007	2006
Revenues
Property sales	$-	$499,755	$899,411
Other interest income and finance charges	96,047	181,790	172,537
Other revenue	25,764	4,234	23,668
Total revenues	121,811	685,779	1,095,616
Operating expenses
Direct costs of property sold	-	14,598	11,070
Selling, general and administrative expenses	534,710	675,214	652,290
Depreciation	3,846	3,924	3,969
Total operating expenses	538,556	693,736	667,329
Net income (loss)	$(416,745)	$(7,957)	$428,287

Income (loss) per partnership unit	$(0.23)	$0.00	$0.24
Partnership weighted-average units issued
and outstanding	1,811,562	1,811,562	1,811,532
The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

Statements of Changes in Partners’ Capital

Balance - January 1, 2006	$3,699,686
Net income	428,287
Balance - December 31, 2006	4,127,973
Net loss	(7,957)
Balance - December 31, 2007	4,120,016
Net loss	(416,745)
Balance - December 31, 2008	$3,703,271
The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
Statements of Cash Flows
	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$(416,745)	$(7,957)	$428,287
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities
Depreciation	3,846	3,924	3,969
Unrealized gain on U.S. Treasury securities	-	-	(966)
Changes in operating assets and liabilities
Accrued interest receivable	(12,502)	-	4,883
Property held for sale, net	(14,622)	(54,847)	(116,074)
Accounts payable and accrued expenses	(6,406)	44,569	(69,966)
Accrued expenses - affiliates	(3,221)	(123)	(88,032)
Net cash provided (used) by operating activities	(449,650)	(14,434)	162,101

Cash flows from investing activities
Purchase of land improvements and equipment	-	(1,534)	(3,968)
Principal payment on note receivable	128,823	4,946	4,534
Purchase of investments	(7,021,807)	(7,214,924)	(6,743,828)
Proceeds from sale of investments	7,401,000	7,207,000	5,393,473
Net cash provided (used) by investing activities	508,016	(4,512)	(1,349,789)

Net increase (decrease) in cash and cash equivalents	58,366	(18,946)	(1,187,688)
Cash and cash equivalents - beginning of year	320,372	339,318	1,527,006
Cash and cash equivalents - end of year	$378,738	$320,372	$339,318

The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2008 and 2007

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

The remaining assets of the Partnership are primarily land held for sale, certificates of deposit and cash.  The cash was generated from real estate sales including the sale of the golf club.  During the first quarter of 2001, the Partnership sold the golf club.

The Partnership intends to continue to sell lots in the normal course of business and, while no assurances can be given, the Partnership believes the carrying value of the remaining lots is less than their net realizable value.  Should the Partnership elect to affect a bulk sale and/or abandonment, the net amount realized could be less than the carrying value.

The Partnership’s Managing General Partner is Grace Property Management, Inc.

2.	Summary of Significant Accounting Policies

a.	Basis of accounting – The accompanying financial statements have been prepared using the accrual basis of accounting.

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

REEVES TELECOM LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2008 and 2007

2.	Summary of Significant Accounting Policies (cont.)

c.
Property sales – Property sales represent individual building lots and other undeveloped land sold for cash and the gross sales price of residential houses built or acquired by the Partnership for resale. The revenue from these sales is recognized at the closing date unless a deferral is required pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.”  Land cost included in direct costs of property sold represents the proportionate amount of the total initial project costs, after recorded valuation allowances, based on the sales value of the lot to the total estimated project sales value plus the value per lot of any capital improvements made subsequent to the initial project costs.

d.
Properties held for sale and property and equipment – Property and equipment are stated at cost less accumulated depreciation.  Depreciation for financial reporting purposes is calculated on the straight-line basis over the estimated useful lives of 8 to 31.5 years for buildings and 5 to 20 years for equipment and land improvements.

Properties held for sale generally represent undeveloped lots for which depreciation expense is not recorded.  The Partnership assesses the realizability of the carrying value of its properties held for sale and related buildings and equipment whenever triggering events or changes in circumstance indicate that impairment may have occurred in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Partnership’s assets have been written down, from time to time, to reflect their fair values based upon appraisals.

e.
Significant concentrations of credit risk – At December 31, 2008, the Partnership maintained cash balances of $128,738 in excess of Federal Deposit Insurance Corporation insured amounts.  In the event that the bank where the Partnership maintains its accounts becomes insolvent, the Partnership may lose some or all of such excess.

f.
Cash and cash equivalents – For purposes of the statements of cash flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions, money market accounts and U.S. Treasury securities with maturities of less than 91 days at the date of purchase.  Cash equivalents are stated at cost, which approximates market value.

g.
Investments – Investments as of December 31, 2008 consist of certificates of deposit held with various financial institutions.  These certificates of deposit have been designated as held to maturity.  In accordance with the standards of SFAS No. 115, the Partnership has the positive intent and ability to hold to maturity and, therefore, they are reported at cost.  Investments at December 31, 2007 consist of U.S. Treasury securities that have been designated as trading securities.  These investments are accounted for in accordance with the standards of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are therefore recorded at fair value.  These securities were redeemed in 2008.

h.	Advertising costs – Advertising costs of $11,308, $12,361 and $7,894 were expensed as incurred during the years ended December 31, 2008, 2007 and 2006, respectively.

REEVES TELECOM LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2008 and 2007

2.	Summary of Significant Accounting Policies (cont.)

i.
Recently issued accounting standards – In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  SFAS No. 159 was effective as of the beginning of an entity’s first fiscal year after November 15, 2007, and reporting periods thereafter.  The Partnership has adopted the guidelines of SFAS No. 159 but has not elected to apply it and will continue to evaluate whether or not it will apply it in future periods based on industry participant elections and financial reporting consistency with its peers.

In December 2007, the FASB revised SFAS No. 141 and issued SFAS No. 141R, “Business Combinations Revised 141,” which requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at full fair value.  SFAS No. 141R is effective for the year beginning January 1, 2009.  The effect of the adoption of SFAS No. 141R will be dependent upon future acquisition activity, if any, of the Partnership.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the “GAAP hierarchy”).  The Partnership does not expect the adoption of SFAS No. 162 to have a material effect on its financial statements.

3.	Properties Held for Sale and Property and Equipment

The Partnership obtained an independent appraisal report dated March 2, 2008 valuing the properties held for sale at December 31, 2007.  The Partnership obtains an independent appraisal every two years.  Based upon this appraisal, management determined that no additional valuation allowances were required.  Management believes the properties held for sale are not reported in excess of their fair values at December 31, 2008 or 2007.  See Note 10 to the financial statements for contingent liabilities related to the properties held by the Partnership.

REEVES TELECOM LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2008 and 2007

3.      Properties Held for Sale and Property and Equipment (cont.)

A summary of properties held for sale and property and equipment at December 31, 2008 and 2007 is as follows:
	2008	2007
Properties held for sale
Boiling Spring Lakes land held for sale	$883,204	$868,582
Less valuation allowance	(539,373)	(539,373)
Total properties held for sale	343,831	329,209
Property and equipment
Land and land improvement	247,684	247,684
Buildings	58,301	58,301
Equipment	10,182	10,182
	316,167	316,167
Less accumulated depreciation	(78,969)	(75,123)
Total property and equipment, net	237,198	241,044
Total properties held for sale and
property and equipment, net	$581,029	$570,253

4.	Investments

At December 31, 2008, investments consist of certificates of deposit held with various financial institutions.  Investments at December 31, 2007 consisted of debt instruments that are direct obligations of or guaranteed by the U.S. Government recorded at fair market value.  These debt instruments were redeemed in 2008.  The fair market value of the investments may fluctuate depending on changes in interest rates.  Fair market value was $2,962,811 and $3,339,193 at December 31, 2008 and 2007, respectively.  The net unrealized gains were $2,811, $44,247 and $967 at December 31, 2008, 2007 and 2006, respectively.  Cost was $2,960,000 and $3,294,945 at December 31, 2008 and 2007, respectively.  Investment income was $84,963, $162,682 and $116,821 at December 31, 2008, 2007 and 2006, respectively.

REEVES TELECOM LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2008 and 2007

5.	Accrued Expenses – Affiliates

A summary of accrued expenses owed to affiliates at December 31, 2008 and 2007 is as follows:

	2008	2007
General Partner's fees	$40,000	$40,000
Rent	4,750	4,750
Consulting fee	-	3,221
	$44,750	$47,971

General Partner’s fees represent amounts owed to the General Partner.  Rent represents amounts owed to certain affiliates of the General Partner.  From time to time, the General Partner and its affiliates charge the Partnership interest on amounts owed to them.  See Note 6 for additional information regarding related party transactions.

6.	Related Party Transactions

The General Partner and its affiliates charged the Partnership for services and office space for the years ended December 31, 2008, 2007 and 2006 as follows:

	2008	2007	2006
General Partner's fees	$160,000	$160,000	$160,000
Rent for office space	19,000	19,000	19,000
Reimbursement of other expenses	190	1,366	6,124
Consulting fees	-	100,000	-
	$179,190	$280,366	$185,124

7.	Income Taxes

No provision has been made for federal income taxes since income or loss is includable in the partners’ returns as they report to tax authorities in their respective capacities as partners.  During 2008, 2007 and 2006, the Partnership expensed $10,000, $35,000 and $150,304, respectively, of state income taxes paid.  Management believes that the administrative cost of allocating such liability among the partners would be time consuming and complex.  Therefore, management elected to pay such taxes and reduce each partner’s pro rata share of income.

REEVES TELECOM LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2008 and 2007

8.	Fair Value of Financial Instruments

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

Investments

The fair value of the investments has been estimated at the quoted market price.  In 2008, investments consisted of certificates of deposit.  The fair value of the certificates of deposit is estimated to be $2,962,811 at December 31, 2008.  In 2007, investments consisted of U.S. Treasury securities.  The fair value of the U.S. Treasury securities was estimated at the quoted market price.  The fair value of the U.S. Treasury securities was estimated to be $3,339,193 at December 31, 2007.

Note Receivable

The fair value of the note receivable was estimated by discounting the future cash flows using the rate the Partnership would expect to receive on similar type instruments.  The note was modified on June 17, 2003 and a current interest rate was negotiated.  The fair value of the note receivable was estimated to be $128,823 at December 31, 2007.  The note was fully repaid during 2008.

9.	Disposal of Business Segment / Note Receivable

The Partnership closed a sale agreement for Fox Squirrel Country Club on March 9, 2001.  Under the agreement, the Partnership received $150,000 in cash and a note for $712,500.  The note required monthly payments of $6,641 including interest at 9.75% per annum and maturing on March 9, 2004.  The note is collateralized by a first mortgage on the golf club.  On June 17, 2003, the note was modified and the Partnership received an additional principal payment of $534,748.  The Partnership subordinated its lien priority on the assets sold to a bank.  Under the modified terms of the note, monthly payments are $1,371 including interest at the greater of 8.75% or FNB Southeast’s prime interest rate plus 2%.  The note required a balloon payment of $125,459 due July 15, 2008.  The remaining balance on the note receivable was $128,823 as of December 31, 2007.  The note was repaid in 2008.

REEVES TELECOM LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2008 and 2007

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

Commitment for Municipal Water and Sewer Services

Most of the land owned by the Partnership lacks municipal water and sewer service.  The City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development in 2004.  A significant portion of the costs of water distribution and sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land.  In March 2009, the City of Boiling Spring Lakes notified land owners, including the Partnership, of the city’s intention to begin work on an expansion of the municipal water system and that such work should be completed by the end of 2009.  The cost of the expansion is to be borne by owners of land directly passed by new water mains by the payment of an assessment of $500 per lot plus a tap fee of $860 per lot containing a dwelling.  The Partnership understands the assessments and tap fees will be due on a date, to be determined, in 2010.  The total cost to the Partnership is expected to be approximately $92,000, subject to revision as a result of land sales, successful challenges and other events prior to the actual due date of the assessments.  The Partnership will capitalize the assessments during 2009 by increasing the cost basis of the land affected.  No provision of the assessment has been made in the financial statements for the year ended December 31, 2008.

Environmental Matters

The Partnership is subject to various federal, state and local laws, ordinances and regulations regarding environmental matters.  The Partnership may be required to investigate and clean up hazardous or toxic substances or petroleum product releases on land currently or formerly owned by it, and may be liable to a governmental entity or to third parties for property damage and the cost of investigation, removal and decontamination incurred by such parties.  The penalty may be imposed whether or not the Partnership was aware, or responsible for, the hazardous or toxic substances, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility.  The cost of investigation, removal and decontamination of substances could be substantial.  If such substances are found on land currently owned by the Partnership, or there is a failure to properly remove or decontaminate the area, the property could be difficult to sell, rent or develop.  Some environmental laws create a lien on contaminated site in favor of the government for damages and cost it incurs in connection with such contamination.  The Partnership may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.  As of the date of this report, the Partnership is not aware of any environmental matters that would have a material effect on the financial statements and, accordingly, the Partnership has accrued no liabilities in these financial statements.  However, it is at least reasonably possible that such matters may exist at the date of this report, and the effect on the Partnership and these financial statements could be substantial.

REEVES TELECOM LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2008 and 2007

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

The red-cockaded woodpecker is one endangered species known to inhabit portions of Boiling Spring Lakes.  During 2006, the U.S. Fish and Wildlife Service undertook certain initiatives to preserve the habitat of the endangered woodpecker, and for a portion of 2006, the City of Boiling Spring Lakes temporarily ceased issuing building permits altogether for land in the proximity of a known or suspected nesting site.  The Partnership believes that not more than approximately 200 acres, or approximately 24%, of the Partnership’s land may be affected by restrictions relating to the red-cockaded woodpecker, although the amount of land affected could increase under certain circumstances.  Management believes that the Partnership’s land sales will continue to be reduced compared to past years until the City of Boiling Spring Lakes has developed a conservation plan to protect the habitat of the red-cockaded woodpecker or until other means of addressing the concerns of the U.S. Fish and Wildlife Service can be implemented.

The Partnership has not made any representations or warranties to buyers of land as to the red-cockaded woodpecker or to protected or endangered species generally.  Nevertheless, it is reasonably possible that one or more such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the presence of protected or endangered species on or near the land or to restrictions on issuing building permits designed to preserve the habitat of protected or endangered species, preventing such buyer from utilizing the land in the matter intended.  If any litigation is instituted seeking compensation or rescission due to endangered and protected species, the Partnership believes that it would prevail on the merits.  As of the date of this report, there is no pending litigation, and the Partnership is not aware of any potential claims or actions relating to these matters.  The Partnership has made no provision in the financial statements related to this contingent liability

Water Level of Lakes

The Partnership believes the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership.  The Partnership’s ability to sell land at its asking prices would be adversely affected if the water level in the lakes was substantially below normal for any length of time.  Due to protracted drought or near-drought conditions for much of 2007, nearly all the lakes within the City of Boiling Spring Lakes had a water level substantially below normal.  These conditions resulted in a lowering of the water level, and sinkholes developed in the bed of Boiling Spring Lake, the largest lake in the community.  Remedial measures taken by the city seem to have solved the issue of the sinkholes; however, the lack of normal rainfall prevented the lakes, including Boiling Spring Lake, from returning to approximately normal levels for some time after the remedial measures were taken.  The water level of most of the lakes, including Boiling Spring Lake, has since returned to approximately normal.  The Partnership has not made any representations or warranties to buyers of land as to the water level in the lakes.

REEVES TELECOM LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2008 and 2007

10.	Commitments and Contingencies (cont.)

Nevertheless, it is reasonably possible that one or more of such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the water level of the lakes being substantially below normal, whether due to damage to the dam, protracted drought conditions or otherwise.  If any litigation is instituted seeking compensation or rescission, the Partnership believes that it would prevail on the merits, although no such assurances can be given, but the cost of defending such litigation could be substantial.  As of the date of this report, there is no pending litigation, and the Partnership is not aware of any potential claims or actions in these matters.  The Partnership has made no provision in the financial statements related to this contingent liability.

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

Independent Registered Public Accounting Firm
Report on Supplementary Information

Partners
Reeves Telecom Limited Partnership
Glen Head, New York

Our report on our audits of the basic financial statements of Reeves Telecom Limited Partnership as of December 31, 2008 and 2007 appears on page 1.  Those audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The financial statement schedules on pages 17 – 19 are not a required part of the basic financial statements but are supplementary information required by the Securities and Exchange Commission.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.  The 2006 information included in the financial statement schedules on pages 17 – 19 was subjected to the auditing procedures applied in the 2006 audit of the basic financial statements by other auditors, whose report on such information stated that it was fairly stated in all material respects in relation to the 2006 basic financial statements taken as a whole.

Certified Public Accountants

Little Rock, Arkansas
March 24, 2009

REEVES TELECOM LIMITED PARTNERSHIP
Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to		Changes	Balance at
	Beginning of	Costs and		Add	End of
	Period	Expenses	Deductions	(Deduct)	Period
For the year ended December 31, 2008
RE valuation allowance	$539,373	$-	$-	$-	$539,373
For the year ended December 31, 2007
RE valuation allowance	$558,501	$-	$(19,128)	$-	$539,373
For the year ended December 31, 2006
RE valuation allowance	$562,069	$-	$(3,568)	$-	$558,501

NOTES:

(1)	Additions to the real estate valuation allowance charged to costs and expenses reduce the reported book value of certain real estate held for sale to approximate market.

(2)	Deductions to the real estate valuation allowance reflect the sale of real estate to which the valuation allowance applies.

See independent registered public accounting firm report on supplementary information.

REEVES TELECOM LIMITED PARTNERSHIP
Real Estate and Accumulated Depreciation
Life Upon
Which
Depreciation
			Cost					in Latest
			Capitalized	Gross Amount				Income
		Initial Cost to	Subsequent to	Carried at	Accumulated	Net Book	Date of	Statement is
Description	Encumbrances	Partnership	Acquisition	End of Period	Depreciation	Value	Acquisition	Computed
Boiling Spring Lakes, North Carolina
Building lots and land	$-	$557,487	$325,717	$883,204	$-	$883,204	May 1980	N/A
Improved lot held for resale	-	-	-	-	-	-
	$-	$557,487	$325,717	$883,204	$-	$883,204

NOTES:

(1)	All building lots and land held for sale are unimproved.

(2)
The amounts shown for building lots and improved lot held for resale in Boiling Spring Lakes do not reflect valuation allowance of $539,373 at December 31, 2008.  See Valuation and Qualifying Accounts on page 18.  The valuation allowance, established in previous years to reduce the carrying value of the Partnership’s land in Boiling Spring Lakes to approximate market value, is reviewed from time to time to determine its adequacy and is reduced as land is sold.

See independent registered public accounting firm report on supplementary information.

REEVES TELECOM LIMITED PARTNERSHIP

Reconciliation of Gross and Net Book Value

	Gross	Accumulated	Net
	Book Value	Depreciation	Book Value
Year Ended December 31, 2008
Balance - beginning of period	$868,582	$-	$868,582
Additions during period
Improvements	14,622	-	14,622
Deductions during period
Cost of real estate sold	-	-	-
Balance - end of period	$883,204	$-	$883,204

Year Ended December 31, 2007
Balance - beginning of period	$832,863	$-	$832,863
Additions during period
Improvements	50,317	-	50,317
Deductions during period
Cost of real estate sold	(14,598)	-	(14,598)
Balance - end of period	$868,582	$-	$868,582

Year Ended December 31, 2006
Balance - beginning of period	$787,302	$-	$787,302
Additions during period
Improvements	56,631	-	56,631
Deductions during period
Cost of real estate sold	(11,070)	-	(11,070)
Balance - end of period	$832,863	$-	$832,863

NOTE:

(1)	Cost of real estate sold does not reflect valuation allowances. See Valuation and Qualifying Accounts on page 17.

See independent registered public accounting firm report on supplementary information.