Form 10-Q
period 2009-03-31
REEVES TELECOM LTD PARTNERSHIP
filed 2009-05-15
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (' 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

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
Yes ☐   No ☒

REEVES TELECOM LIMITED PARTNERSHIP

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

	At March 31,	At December 31,
	2009	2008
	(Unaudited)	(Audited)

Assets

Cash and cash equivalents	$216,784	$378,738
Investments	2,982,059	2,960,000
Prepaid and other current assets	1,857	12,502
Properties held for sale and property and equipment
Properties held for sale	344,455	343,831
Property and equipment, net	236,236	237,198
Total assets	$3,781,391	$3,932,269

Liabilities and Partners' Capital

Current liabilities
Accounts payable and accrued expenses	$79,653	$184,248
Accrued expenses - affiliates	89,500	44,750
Total current liabilities	169,153	228,998
Commitments and contingencies (Note 5)
Partners' capital	3,612,238	3,703,271
Total liabilities and partners' capital	$3,781,391	$3,932,269

The condensed balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenues
Property sales	$--	$--
Interest income	14,710	33,568
Other income	239	21,097
Total revenues	14,949	54,665

Operating expenses
Direct costs of property sold	--	--
Selling, general and administrative expenses	105,020	107,273
Depreciation	962	962
Total operating expenses	105,982	108,235

Net loss	(91,033)	(53,570)

Partners' capital at beginning of period	3,703,271	4,120,016

Partners' capital at end of period	$3,612,238	$4,066,446

Net loss per partnership unit	$(0.05)	$(0.03)

Weighted average partnership units issued and
outstanding	1,811,562	1,811,562

The accompanying notes are an integral part of these condensed financial statements.

 REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	Three Months Ended March 31,
Cash flows from operating activities	2009	2008
Net loss	$(91,033)	$(53,570)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	962	962
Changes in operating assets and liabilities
Prepaid and other current assets	10,645	--
Property held for sale, net	(623)	(4,796)
Accounts payable and accrued expenses	(104,596)	(124,888)
Accrued expenses - affiliates	44,750	--
Net cash used in operating activities	(139,895)	(182,293)

Cash flows from investing activities
Principal payments on note receivable	--	1,747
Purchase of investments	(2,160,000)	(2,805,414)
Proceeds from sale of investments	2,138,000	2,775,000
Unrealized gain on investments	(60)	--
Net cash used in investing activities	(22,060)	(28,667)

Net decrease in cash and cash equivalents	(161,955)	(210,960)

Cash and cash equivalents - beginning of period	378,739	320,372

Cash and cash equivalents - end of period	$216,784	$109,412

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

The remaining assets of the Partnership are primarily land held for sale, brokered certificates of deposit, and cash.  The cash was generated primarily from real estate sales, including the sale of a golf club.  During the first quarter of 2001, the Partnership sold the golf club.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies

a.
Basis of accounting - The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership’s results of operations and financial condition have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 31, 2009.

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

c.
Property sales - Property sales represent individual building lots and other undeveloped land sold for cash and the gross sales price of residential houses built or acquired by the Partnership for resale.  The revenue from these sales is recognized at the closing date unless a deferral is required pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate .  Land cost included in direct costs of property sold represents the proportionate amount of the total initial project costs, after recorded valuation allowances, based on the sales value of the land sold to the total estimated project sales value plus the value of any capital improvements made subsequent to the initial project costs.

d.
Properties held for sale and property and equipment - Property and equipment are stated at cost less accumulated depreciation.  Depreciation for financial reporting purposes is calculated on the straight-line basis over the estimated useful lives of 8 to 31.5 years for buildings and 5 to 20 years for equipment and land improvements.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Properties held for sale generally represent undeveloped lots for which depreciation expense is not recorded.  The Partnership assesses the realizability of the carrying value of its properties held for sale and related buildings and equipment whenever events or changes in circumstance indicate that impairment may have occurred in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets .  The Partnership’s assets have been written down, from time to time, to reflect their fair values based upon appraisals.

e.
Significant concentrations of credit risk – At December 31, 2008, the Partnership maintained cash balances in excess of Federal Deposit Insurance Corporation insured amounts.  The Emergency Economic Stabilization Act of 2008, enacted in October 2008, provides for a temporary increase in the basic limit on federal deposit insurance coverage per depositor from $100,000 to $250,000 effective October 3, 2008.  Unless the temporary increase is extended or made permanent, the basic deposit insurance limit will return to $100,000 after December 31, 2009.  In the event that a bank where the Partnership maintains its accounts becomes insolvent, the Partnership may lose some or all of such excess.

f.
Cash and cash equivalents - For purposes of the statements of cash flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions, money market accounts, and U.S. Treasury securities with maturities of less than 91days at the date of purchase.  Cash equivalents are stated at cost, which approximates market value.

g.
Investments – Investments as of March 31, 2009 and December 31, 2008 consist of certificates of deposit held with various financial institutions.  These certificates of deposit are recorded at cost, which approximates fair market value.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

i.
Recent accounting pronouncements –  In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”), Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).    This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  The Partnership does not expect the adoption of SFAS No. 162 to have a material effect on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance and cash flows.  SFAS No. 161 applies to all entities and is effective for consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged.  The Partnership’s management does not anticipate that this pronouncement will have a significant impact on the financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141R replaces FASB Statement No. 141, Business Combinations (“SFAS No. 141”).  SFAS No. 141R retains the purchase method of accounting used in business combinations but replaces SFAS No. 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination, including the requirement that most transaction and restructuring costs related to the acquisition be expensed.  SFAS No. 141R is effective for the year beginning January 1, 2009.  The effect of the adoption of SFAS No. 141R will be dependent upon future acquisition activity, if any, of the Partnership.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (“ARB”) No. 51 (“SFAS No. 160”).  SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Before this statement was issued, limited guidance existed for reporting noncontrolling interests.  As a result, considerable diversity in practice existed.  So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity.  SFAS No. 160 improves comparability by eliminating that diversity.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year ends).  Earlier adoption is prohibited. The Partnership’s management does not anticipate that this pronouncement will have a significant impact on the financial statements.

In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”).  The FASB has issued SFAS No. 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.  SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption.  SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date).  The provisions of SFAS No. 159 became effective for the Partnership on January 1, 2008. The Partnership has elected not to adopt this standard for any assets or liabilities.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances.  SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates.  The hierarchy gives the highest priority to observable inputs, such as quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data.  SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 , which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which, for the Partnership, is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008.  See Note 3 for a further discussion of fair value.

3.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.

Financial assets and liabilities recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1.  Quoted prices in active markets for identical assets or liabilities.   Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

In accordance with SFAS No. 157, the following table represents the Partnership’s fair value hierarchy for its financial assets (cash and short-term investments) measured at fair value on a recurring basis as of March 31, 2009:

	Quoted
	Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable	Total at
	Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2009

Cash	$216,784	$--	$--	$216,784
Short-term investments	2,982,059	--	--	2,982,059
Total	$3,198,843	$--	$--	$3,198,843

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

Commitment for Municipal Water and Sewer Services

Most of the land owned by the Partnership lacks municipal water and sewer service.  The City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development in 2004.  A significant portion of the costs of water distribution and sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land.  In March 2009, the City of Boiling Spring Lakes notified land owners, including the Partnership, of the city’s intention to begin work on an expansion of the municipal water system and that such work should be completed by the end of 2009.  The cost of the expansion is to be borne by owners of land directly passed by new water mains by the payment of an assessment of $500 per lot plus a tap fee of $860 per lot containing a dwelling.  The Partnership understands the assessments and tap fees will be due on a date, to be determined, in 2010.  The total cost to the Partnership was originally expected to be approximately $92,000, subject to revision as a result of land sales, successful challenges, and other events prior to the actual due date of the assessments; however, the Partnership now expects that the amount of its assessment that will be due in 2010 will be approximately $49,000.  The reduction in the expected amount due is the result of the Partnership’s grouping together up to three adjoining undeveloped lots, and paying the $500 assessment per lot for each group, as opposed to paying $500 for each lot within each group.  When, subsequently, the Partnership sells one of the individual lots within a group, the $500 assessment will be payable to the city at the time that the sale closes   As a consequence, over time, the Partnership may ultimately pay the approximately $92,000 in assessments that was originally expected.  Management believes, however, that lots with municipal water service can be sold for more than lots without such service, and that the higher sales price that will likely be obtained at a future closing of the sale of a lot included within a group will largely, if not entirely, offset the additional payment to the city of $500.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Management expects that the assessment will affect the cost basis of some of the Partnership’s land and income in the following manner:

•
The actual amount of the total assessment that management currently estimates to approximate $49,000 will be capitalized in 2009 by increasing the cost basis of the land affected.  Management expects that (a) the increase in the cost basis will not have a direct effect on the Partnership’s income in 2009, and (b) when the affected land is sold, the higher cost basis will likely result in a lower profit on the sale – and, therefore, lower income overall -- than would otherwise be the case.

•
Should any of the affected land be individual lots identified as being land unsuitable for septic, then management expects that the valuation allowance applicable to such land may be reduced or eliminated altogether, in which event there would likely be the additional effect of (a) increasing the cost basis of the subject land by the amount that the valuation allowance is reduced, and (b) increasing the Partnership’s income by the same amount in 2009.

The Partnership cannot as yet, with any degree of certainty, determine the aggregate amount that the valuation allowance will be reduced, if at all, as a result of the 2009-2010 expansion of the municipal water system; however, management expects that the maximum amount of any such reduction in the valuation allowance – and, therefore, the maximum amount of income to be recorded in 2009 resulting from the effect on land currently identified as land unsuitable for septic – will likely not exceed $84,000.

No provision for the assessment or for the change in valuation allowance has been made in the financial statements for the three months ended March 31, 2009 or for the year ended December 31, 2008.

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

The red-cockaded woodpecker (Picoides borealis ) is one endangered species known to inhabit portions of Boiling Spring Lakes.  During 2006, the U.S. Fish and Wildlife Service undertook certain initiatives to preserve the habitat of the endangered woodpecker, and for a portion of 2006 the City of Boiling Spring Lakes temporarily ceased issuing building permits altogether for land in the proximity of a known or suspected nesting site.  The Partnership believes that not more than approximately 200 acres, or approximately 24%, of the Partnership’s land may be affected by restrictions relating to the red-cockaded woodpecker, although the amount of land affected could increase under certain circumstances. Management believes that the Partnership’s land sales will continue to be adversely affected until the City of Boiling Spring Lakes has developed a conservation plan to protect the habitat of the red-cockaded woodpecker or until other means of addressing the concerns of the U.S. Fish and Wildlife Service can be implemented.

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

Water Level of Lakes

The Partnership believes that the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership.  The Partnership’s ability to sell land at its asking prices would be adversely affected if the water level in the lakes was to be substantially below normal for any length of time.  From time to time in the past, the City of Boiling Spring Lakes and surrounding areas have experienced protracted drought or near-drought conditions, during which conditions the water level of the lakes within the City of Boiling Spring Lakes dropped below normal.  If the water level in a lake were to drop substantially below normal for a prolonged period, a sink hole could develop in the lake bed, requiring potentially expensive and/or time-consuming remedial efforts before the lake can refill.  The bed of Boiling Spring Lake, the largest lake in the community, experienced sink holes following a protracted drought in 2007.  Despite remedial measures taken by the city, the lack of normal rainfall prevented the lakes, including Boiling Spring Lake, from returning to approximately normal levels until the Spring of 2008, well after the remedial measures were completed.  The Partnership has not made any representations or warranties to buyers of land as to the water level in the lakes.  Nevertheless, it is reasonably possible that, should the water level of the lakes be substantially below normal, whether due to damage to a dam, protracted drought conditions, or otherwise, for a prolonged period, one or more of such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership.  If any litigation is instituted seeking compensation or rescission, the Partnership believes that it would prevail on the merits, although no such assurances can be given, but the cost of defending such litigation could be substantial.  As of the date of this report, there is no pending litigation, and the Partnership is not aware of any potential claims or actions in these m atters.  The Partnership has made no provision in the financial statements related to this contingent liability.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Building and Maintaining Roads

The Partnership is responsible for maintaining certain roads, most of which are unpaved, and certain road rights-of-way within the City of Boiling Spring Lakes. The Partnership may complete some or all of the roads, or a portion of some or all of the roads, but there is no contractual obligation to do so.  The Partnership has not set aside any money or entered into any bond, escrow, or trust agreement to assure completion of the roads.  It may be difficult or impossible for the Partnership to sell lots located on uncompleted roads.  The City of Boiling Spring Lakes will not assume any road that is not paved with asphalt, and the City need not assume any paved road.  Accordingly, unless and until the Partnership completes a road and has it paved with asphalt, and the road has been assumed by the City of Boiling Spring Lakes, the Partnership will be responsible for maintaining such road and the right-of-way. Since 2001, the Partnership has spent approximately $195,000 for rocking and paving roads.  The failure by the Partnership to provide proper maintenance of the roads and rights-of-way which have not been assumed by the City of Boiling Spring Lakes may subject the Partnership to substantially greater risk of litigation from persons adversely affected by such failure.  If such litigation were to be initiated, the Partnership believes that it would prevail on the merits, although no such assurances can be given, but the cost of defending such litigation could be substantial, as could the cost of building any such road, should the Partnership not prevail.

REEVES TELECOM LIMITED PARTNERSHIP

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms “we”, “us” and “our” refer to Reeves Telecom Limited Partnership, a South Carolina limited partnership.  As used herein, the terms “management,” “our general partner”, and “General Partner” refer to Grace Property Management, Inc., a Delaware corporation, and/or its successors or additional general partners, as the context requires.

The following discussion should be read in conjunction with the condensed financial statements and notes appearing elsewhere in this report.  Historical results and trends which might appear in the condensed financial statements should not be interpreted as being indicative of future operations.

Special Note on Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the private Securities Litigation Reform Act of 1995 and other applicable securities laws.   We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in those laws and include this statement for purposes of complying with these safe harbor provisions.   These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, achievements, or events, and may contain forward-looking words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “should,” “strategies,” “will,” “will be,” “will continue,” “will likely result,” and similar terms and their negatives that convey uncertainty of future events or outcomes.  These statements represent our (including the General Partner’s) beliefs, expectations, intentions, and plans, and, as such, are not guarantees of future outcomes or future performance, and are subject to risks and uncertainties that are beyond our control and could cause our actual results to differ materially from those reflected in the forward-looking statements.

Readers are cautioned not to place undue reliance upon these forward-looking statements, which reflect management’s analysis only as to the date hereof.  Readers should carefully review the risk factors described in Part I, Item 1A, “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 31, 2009; the footnotes to the financial statements contained in this quarterly report; and other documents that we have filed and from time to time will file with the Securities and Exchange Commission which could cause actual results to differ materially from those in these forward-looking statements.   We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

REEVES TELECOM LIMITED PARTNERSHIP

Local Real Estate Market Conditions

In April 2006, the market for undeveloped land within the City of Boiling Spring Lakes slowed considerably, primarily due to efforts by the U.S. Fish and Wildlife Service (“Fish and Wildlife”) to protect the habitat of the endangered red-cockaded woodpecker ( Picoides borealis ).  We believe that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker had the affect of reducing our real estate sales for 2006, 2007, and 2008, and will have the effect of reducing our real estate sales for the current year and possibly thereafter, from what might otherwise have been or be realized in the absence of such restrictions.  We are currently pursuing a program to study tree density in known foraging areas to demonstrate the potential for coexistence where sufficient tree density exists, that is, that houses can be built on lots now owned by us while retaining a sufficiently vibrant foraging area for the woodpeckers.  We believe that this program may reduce the amount of our land that is subject to restrictions on development because of the red-cockaded woodpecker, although there can be no assurance that any such reduction will occur or, if it occurs, that such reduction will have a material affect on our business.  We are also participating in a citywide program to study the possibility of relocating the nests of the red-cockaded woodpecker to nearby lands.   The State of North Carolina has recently allocated resources to a community board to fund the development of this citywide habitat conservation plan, although there can be no assurance that relocation of nests will, in fact, occur as a result of this study or otherwise.

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

Residential

The real estate market in Brunswick County, following national trends, remains significantly slower than in 2007 or 2006.  We believe that the slowing economy and the tightening of credit markets, fueled in part by the turmoil involving subprime mortgages, are the principal reasons for the decline.  In addition, the real estate market in the City of Boiling Spring Lakes continues to be adversely affected by efforts, beginning in April 2006, by Fish and Wildlife to protect the habitat of the endangered red-cockaded woodpecker.  We believe that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker have contributed to our lack of real estate sales in the first three months of 2009.

REEVES TELECOM LIMITED PARTNERSHIP

It is unclear at this time when the market in Boiling Spring Lakes will see any improvement.  We expect that our real estate sales in 2009 will continue to be slow, if not non-existent, due principally to economic conditions generally and to continued restrictions on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker within the city limits.

Commercial

Historically, our sales of commercial land have been sporadic, and often we record no sales of commercial land in a year.  Commercial development in Boiling Spring Lakes has largely been concentrated along a stretch of State Road 87, the main road into and out of the development.  The local commercial real estate market has traditionally not been very strong, due to the City’s relatively small population, the lack of sewer service, and the availability of shopping and services in nearby towns, especially Southport, and large regional shopping centers in Wilmington.  Nevertheless, construction was active during 2006 but declined in 2007 and 2008.   We believe that additional construction of commercial buildings along State Road 87 that may occur during 200 9 or thereafter could have a positive e ffect on our sales of commercial land, but the timing and amount of revenue generated from such sales cannot be accurately projected.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

   ■   Revenue

Property Sales

We sold no land during the three months ended March 31, 2009.  Management attributes the lack of sales principally to three factors:

•
Efforts by the U.S. Fish and Wildlife Service to protect the habitat of the red-cockaded woodpecker within and nearby the City of Boiling Spring Lakes, which efforts have led to certain restrictions on development in the area generally;

•	The slow pace of economic conditions generally; and

•
The maintenance of, or in some cases an increase in, more restrictive lending practices by area banks, due, in part, to concerns over the subprime lending market, that have the effect of making it more difficult than in past years for potential borrowers to obtain financing to purchase and build on land such as that sold by us.

REEVES TELECOM LIMITED PARTNERSHIP

We sold no land during the three months ended March 31, 2008.  Management attributes the decrease in sales to four factors:

•
Efforts by the U.S. Fish and Wildlife Service to protect the habitat of the red-cockaded woodpecker within and nearby the City of Boiling Spring Lakes, which efforts led to certain restrictions on development in the area generally;

•	A slowing of economic conditions generally;

•
More restrictive lending practices by area banks, due, in part, to concerns over the subprime lending market, that had the effect of making it more difficult than in past years for potential borrowers to obtain financing to purchase and build on land such as that sold by us; and

•
The water level of area lakes being substantially below normal for much of 2007 and early 2008, due primarily to the protracted drought and near-drought conditions in the southeastern coastal region of North Carolina.

Interest Income

Interest income decreased 56%.  Management attributes the decrease to significantly lower interest rates on securities that we held for investment during the three months ended March 31, 2009 compared to the same period of 2008.  The decrease in interest rates reflects efforts by the U.S. Federal Reserve System to stimulate the U.S. economy through lower interest rates generally.  During the second quarter of 2008, we began investing cash in brokered certificates of deposit with maturities of less than one year to take advantage of the higher interest rates offered on such securities compared to the rates offered on U.S. Treasury securities having the same maturity.

Other Income

Other income for the three months ended March 31, 2009 was $239, compared to $21,097 for the same period of 2007.  The decrease is due substantially to the receipt in January 2008 of a refund of $20,929 in income taxes paid by us to the State of North Carolina for 2005.  As a limited partnership, we generally pass income tax liability through to our partners.  With respect to 2005, however, Management believes that the administrative cost of allocating liability among the partners, and maintaining records therefor, would be unreasonably time-consuming and complex.  Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of our income for such year was reduced by a pro rata share of such taxes paid.  Since the refund for 2005 was received in 2008, the refund was treated for accounting purposes as income.

REEVES TELECOM LIMITED PARTNERSHIP

   ■    Selling, General and Administrative Expenses

Selling, general and administrative expenses were $105,020 for the three months ended March 31, 2009, compared to $107,273 for the same period of 2008, for a net decrease of 2%.  The significant changes among the principal components of selling, general and administrative expenses are as follows:

Transfer Agent Fees

During the three months ended March 31, 2009, transfer agent fees were $932, compared to $8,205 for the same period of 2008.  The decrease is due substantially to one-time costs incurred in 2008 relating to the change of transfer agent.

Legal Fees

Legal fees for the three months ended March 31, 2009 were $1,670, compared to $4,077 for the same period of 2008.  The 59% decrease reflects legal fees incurred during 2008 in connection with the resolution of matters involving the failure of the Partnership’s former transfer agent to process forms for the substitution of limited partners when transferring partnership units.  No such legal fees were incurred during the three months ended March 31, 2009.

   ■   Depreciation

Depreciation for the three months ended March 31, 2009 was $962, the same amount as for the three months ended March 31, 2008.  The lack of change reflects the fact that no new capital items were acquired during 2008 that require depreciation.

Liquidity

   ■   General

At March 31, 2009, we had $216,784 in cash and $2,982,059 invested in brokered certificates of deposit having a maturity of less than one year.  There was no long-term debt.

REEVES TELECOM LIMITED PARTNERSHIP

Until an estimate can be made with some degree of certainty as to the costs that we will have to bear for the future installation of water distribution and sewer lines, management expects to continue investing some portion of our cash balances in securities having a maturity of less than one year to provide some liquidity to meet the assessments for such costs.

   ■   Cash Flows from Operating Activities

Operating activities used $139,895 of net cash during the three months ended March 31, 2009, compared to $182,293 of net cash used in operating activities during the same period of 2008.  Management attributes the change primarily to the decrease in interest income.

   ■   Cash Flows from Investing Activities

Investing activities used $22,060 of net cash during the first three months of 2009, compared to $28,667 of net cash used in investing activities during the same period of 2008.  The change is due principally to our need to transfer cash from our brokerage account to our operating account during 2008 to fund operations, which resulted in a lower amount of cash available to invest in certificates of deposits during the first three months of 2009 than in the same period of 2008.

   ■   Long-term Debt

The Partnership had no long-term debt outstanding during the three months ended March 31, 2009 or the same period of 2008.

Off Balance Sheet Arrangements

The Partnership does not utilize off balance sheet arrangements, and there were none during the first three months of 2009 or 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

REEVES TELECOM LIMITED PARTNERSHIP

We also have exposure to market risk for changes in interest rates due primarily to the following:

•
Cash:  Much of our cash is deposited in an account at a local financial institution bearing interest at a variable rate.  If interest rates were to increase, we would earn more interest income on our cash balances.  If interest rates were to decrease, we would earn less interest income on our cash balances.  During the first quarter of 2009, cash balances averaged $297,761.

•
Brokered certificates of deposit:  We invest some of our excess cash in brokered CD’s having a maturity of less than one year.  All of such securities are classified securities held to maturity.   If interest rates were to increase, upon sale or maturity of the brokered CD’s currently held, we would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the brokered CD’s then purchased.   If interest rates were to decrease, upon sale or maturity of the brokered CD’s currently held, we would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the brokered CD’s then purchased.   During the first quarter of 2009, the amount invested in brokered CD’s averaged $2,971,030.

At March 31, 2009, we had cash of $216,784.  In addition, we held $2,982, 059 in brokered certificates of deposit having a maturity at the time of purchase of less than one year.   Had the average level of interest rates during the three months ended March 31, 2009 been higher or lower by 100 basis points or one percent (1%), our net income would have been approximately $7,948 more or less, respectively.  The foregoing estimate of the change in net income is based upon quarterly average balances.

We had no interest-bearing debt outstanding during the first quarter of 2009.

We do not enter into derivative contracts for our own account to hedge against the risk of changes in interest rates.

REEVES TELECOM LIMITED PARTNERSHIP

ITEM 4T.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

Mr. Davis P. Stowell, the president of our General Partner carries out the functions of our principal executive officer and principal financial officer, and, accordingly, he is deemed to be our “management” for purposes involving the evaluation of the disclosure controls and procedures and the effectiveness thereof.  Mr. Stowell has, as of the end of the period covered by this Quarterly Report on Form 10-Q, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, Mr. Stowell has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
.
(b) Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that occurred during the first fiscal quarter of 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

REEVES TELECOM LIMITED PARTNERSHIP

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Investors should carefully consider the risks described in Part I, Item 1A, “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 31, 2009.

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

REEVES TELECOM LIMITED PARTNERSHIP

Signatures		Title	Date

By:	Grace Property Management Inc.	General Partner	May 15, 2009

By:	/S/ DAVIS P. STOWELL
Davis P. Stowell President of General Partner (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)