Form 10-Q
period 2009-06-30
REEVES TELECOM LTD PARTNERSHIP
filed 2009-08-13
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Yes ☐   No ☒

REEVES TELECOM LIMITED PARTNERSHIP

FORM 10-Q

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS
AT JUNE 30, 2009 AND DECEMBER 31, 2008

	At June 30,	At December 31,
	2009	2008
	(Unaudited)	(Audited)

Assets

Cash and cash equivalents	$695,717	$378,738
Investments	2,400,000	2,960,000
Prepaid and other current assets	2,927	12,502
Properties held for sale and property and equipment
Properties held for sale	344,455	343,831
Property and equipment, net	235,275	237,198
Total assets	$3,678,374	$3,932,269

Liabilities and Partners' Capital

Current liabilities
Accounts payable and accrued expenses	$90,842	$184,248
Accrued expenses - affiliates	89,500	44,750
Total current liabilities	180,342	228,998
Commitments and contingencies
Partners' capital	3,498,032	3,703,271
Total liabilities and partners' capital	$3,678,374	$3,932,269

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

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Three Months Ended June 30,
	2009	2008

Revenues
Property sales	$—	$—
Interest income	8,757	15,273
Total revenues	8,757	15,273

Operating expenses
Direct costs of property sold	—	—
Selling, general and administrative expenses	122,002	123,853
Depreciation	961	961
Total operating expenses	123,963	124,814

Net loss	(114,206)	(109,541)

Partners' capital at beginning of period	3,612,238	4,066,447

Partners' capital at end of period	$3,498,032	$3,956,906

Net loss per partnership unit	$(0.06)	$(0.06)

Weighted average partnership units issued and outstanding	1,811,538	1,811,562

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Revenues
Property sales	$—	$—
Interest income	23,467	48,840
Other income	240	21,097
Total revenues	23,707	69,937

Operating expenses
Direct costs of property sold	—	—
Selling, general and administrative expenses	227,023	231,127
Depreciation	1,923	1,923
Total operating expenses	228,946	233,050

Net loss	(205,239)	(163,113)

Partners' capital at beginning of period	3,703,271	4,120,019

Partners' capital at end of period	$3,498,032	$3,956,906

Net loss per partnership unit	$(0.11)	$(0.09)

Weighted average partnership units issued and outstanding	1,811,550	1,811,562

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities
Net loss	$(205,239)	$(163,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,923	1,923
Changes in operating assets and liabilities
Prepaid and other current assets	9,574	(2,118)
Property held for sale, net	(623)	(13,165)
Accounts payable and accrued expenses	(93,406)	(109,002)
Accrued expenses - affiliates	44,750	44,750
Net cash used in operating activities	(243,021)	(240,725)

Cash flows from investing activities
Principal payments on note receivable	—	128,823
Purchase of investments	(2,640,000)	(4,493,752)
Proceeds from sale of investments	3,200,000	4,458,000
Net cash provided by investing activities	560,000	93,071

Net increase (decrease) in cash and cash equivalents	316,979	(147,654)

Cash and cash equivalents - beginning of period	378,738	320,372

Cash and cash equivalents - end of period	$695,717	$172,718

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies

a.
Basis of accounting - The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership’s results of operations and financial condition have been included.  Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 31, 2009.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Properties held for sale generally represent undeveloped lots for which depreciation expense is not recorded.  The Partnership assesses the realizability of the carrying value of its properties held for sale and related buildings and equipment whenever events or changes in circumstance indicate that impairment may have occurred in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Partnership’s assets have been written down, from time to time, to reflect their fair values based upon appraisals.

e.
Significant concentrations of credit risk – At December 31, 2008, the Partnership maintained cash balances in excess of Federal Deposit Insurance Corporation insured amounts.  The Emergency Economic Stabilization Act of 2008, enacted in October 2008, provides for a temporary increase in the basic limit on federal deposit insurance coverage per depositor from $100,000 to $250,000 effective October 3, 2008.  The temporary increase, originally intended to return to $100,000 after December 31, 2009, was recently extended.  Unless the temporary increase is extended further or made permanent, the basic deposit insurance limit will return to $100,000 after December 31, 2013.  In the event that a bank where the Partnership maintains its accounts becomes insolvent at a time when the Partnership’s accounts have cash balances in excess of insured amounts, the Partnership may lose some or all of such excess.

f.
Cash and cash equivalents - For purposes of the statements of cash flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions, money market accounts, and U.S. Treasury securities with maturities of less than 91days at the date of purchase.  Cash equivalents are stated at cost, which approximates market value.

g.
Investments – Investments as of June 30, 2009 and December 31, 2008 consist of certificates of deposit held with various financial institutions.  These certificates of deposit have been designated as held to maturity.  The investments are reported at their fair values.

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

i.
Recent accounting pronouncements –  In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”).  FSP FAS 107-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual financial statements.  FSP FAS 107-1 also amends APB No. 28 to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009.  Prior period presentation is not required for comparative purposes at initial adoption. The adoption of FSP FAS 107-1 did not have a material impact on the Partnership’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”).  SFAS No. 165 establishes the principles and requirements for recognizing and disclosing subsequent events under GAAP.  SFAS No. 165 incorporates the principles and accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB as well as prescribes disclosure regarding the date through which subsequent events have been evaluated.  Companies are required to evaluate subsequent events through the date the financial statements are issued.  SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009.  The adoption of SFAS No. 165 did not have a material impact on the Partnership’s financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP (“SFAS No. 168”).  SFAS No. 168 establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants.  SFAS No. 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative.  In addition, the FASB no longer will consider new standards as authoritative in their own right.  Instead the new standards will serve only to provide background information about the issue, update the Codification and provide the basis for conclusions regarding changes in the Codification. SFAS No. 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.  The Partnership does not expect the adoption of SFAS No. 168 to have a material impact on its financial statements and has not determined whether any changes need to be made to historical GAAP references

Effective April 1, 2009, we adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP supercedes FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  FSP FAS 157-4 provides additional guidance on: 1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to the normal market activity for the asset or liability, and 2) identifying transactions that are not orderly. It also expands disclosure requirements to include disaggregation of the FAS 157 disclosures by defining major categories to be consistent with FAS 115. FSP FAS 157-4 must be applied prospectively. The adoption of this FSP did not materially impact our results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial reporting transparency regarding derivative instruments and hedging activities by providing investors with a better understanding of their effects on financial position, financial performance and cash flows.  SFAS No. 161 applies to all entities and is effective for consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged.  Adoption of this pronouncement did not have a significant impact on our financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141R replaces FASB Statement No. 141, Business Combinations (“SFAS No. 141”).  SFAS No. 141R retains the purchase method of accounting used in business combinations but replaces SFAS No. 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination, including the requirement that most transaction and restructuring costs related to the acquisition be expensed.  SFAS No. 141R became effective for the Partnership beginning January 1, 2009.  The effect of the adoption of SFAS No. 141R will be dependent upon our future acquisition activity, if any.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (“ARB”) No. 51 (“SFAS No. 160”).  SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Before this statement was issued, limited guidance existed for reporting noncontrolling interests.  As a result, considerable diversity in practice existed.  So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity.  SFAS No. 160 improves comparability by eliminating that diversity.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year ends).  Earlier adoption is prohibited. Adoption of this pronouncement did not have a significant impact on our financial statements.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

In accordance with SFAS No. 157, the following table represents the Partnership’s fair value hierarchy for its financial assets (short-term investments) measured at fair value on a recurring basis as of June 30, 2009:

	Quoted
	Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable	Total at
	Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2009

Short-term investments	$2,400,000	$—	$—	$2,400,000
Total	$2,400,000	$—	$—	$2,400,000

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4.	Commitments and Contingent Liabilities

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

Commitment for Municipal Water and Sewer Services

Most of the land owned by the Partnership lacks municipal water and sewer service.  The City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development in 2004.  A significant portion of the costs of water distribution and sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land.  In March 2009, the City of Boiling Spring Lakes notified land owners, including the Partnership, of the city’s intention to begin work on an expansion of the municipal water system and that such work should be completed by the end of 2009.  The cost of the expansion is to be borne by owners of land directly passed by new water mains by the payment of an assessment of $500 per lot plus a tap fee of $860 per lot containing a dwelling.  The Partnership understands the assessments and tap fees will be due on a date, to be determined, in 2010.  The total cost to the Partnership was originally expected to be approximately $92,000, subject to revision as a result of land sales, successful challenges, and other events prior to the actual due date of the assessments; however, the Partnership now expects that the amount of its assessment that will be due in 2010 will be approximately $49,000.  The reduction in the expected amount due is the result of the Partnership’s grouping together up to three adjoining undeveloped lots, and paying the $500 assessment per lot for each group, as opposed to paying $500 for each lot within each group.  If, subsequently, the Partnership were to disband a group by selling one or more of the lots comprising that group to more than one buyer, then an additional assessment of $500, in the case of a group comprised of two adjoining lots, or $1,000, in the case of a group comprised of three adjoining lots, would be payable to the city at the time that the sale closes.  As a consequence, over time, the Partnership may ultimately pay the approximately $92,000 in assessments that was originally expected.  Management believes that, if a lot has municipal water service, the lot will command a higher sales price than if the lot does not have such service, and that the higher sales price will likely exceed the assessment of $500 for that lot.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Management expects that the assessment will affect the cost basis of some of the Partnership’s land and income in the following manner:

•
The actual amount of the total assessment that management currently estimates to approximate $49,000 will be capitalized in 2009 by increasing the cost basis of the land affected.  Management expects that (a) the increase in the cost basis will not have a direct effect on the Partnership’s income in 2009, and (b) when the affected land is sold, the higher cost basis will likely result in a lower profit on the sale – and, therefore, lower income overall — than would otherwise be the case.

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

No provision for the assessment or for the change in valuation allowance has been made in the financial statements for the three months and six months ended June 30, 2009 or for the year ended December 31, 2008.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Water Level of Lakes

The Partnership believes that the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership.  The Partnership’s ability to sell land at its asking prices would be adversely affected if the water level in the lakes was to be substantially below normal for any length of time.  From time to time in the past, the City of Boiling Spring Lakes and surrounding areas have experienced protracted drought or near-drought conditions, during which conditions the water level of the lakes within the City of Boiling Spring Lakes dropped below normal.  If the water level in a lake were to drop substantially below normal for a prolonged period, a sink hole could develop in the lake bed, requiring potentially expensive and/or time-consuming remedial efforts before the lake can refill.  The bed of Boiling Spring Lake, the largest lake in the community, experienced sink holes following a protracted drought in 2007.  Despite remedial measures taken by the city, the lack of normal rainfall prevented the lakes, including Boiling Spring Lake, from returning to approximately normal levels until the Spring of 2008, well after the remedial measures were completed.  The Partnership has not made any representations or warranties to buyers of land as to the water level in the lakes.  Nevertheless, it is reasonably possible that, should the water level of the lakes be substantially below normal, whether due to damage to the dam, protracted drought conditions, or otherwise, for a prolonged period, one or more of such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership.  If any litigation is instituted seeking compensation or rescission, the Partnership believes that it would prevail on the merits, although no such assurances can be given, but the cost of defending such litigation could be substantial.  As of the date of this report, there is no pending litigation, and the Partnership is not aware of any potential claims or actions in these matters.  The Partnership has made no provision in the financial statements related to this contingent liability.

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

As used herein, the terms “we,” “us,” and “our” refer to Reeves Telecom Limited Partnership, a South Carolina limited partnership.  As used herein, the terms “management,” “our general partner,” and “General Partner” refer to Grace Property Management, Inc., a Delaware corporation, and/or its successors or additional general partners, as the context requires.

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

In recent months, local financial institutions have maintained tight credit requirements.  These credit requirements were generally tightened during 2008, in part due to concerns over the subprime lending market, that is, real estate loans extended to borrowers with poor credit.  We believe that these more restrictive lending practices by area banks have contributed, in part, to a sluggish local real estate market.

Residential

The real estate market in Brunswick County, following national trends, remains significantly slower than in 2007 or 2006.  City-data.com, an Internet-based source for information on real estate, reports that, for the first quarter of 2009, quarterly home sales in Brunswick County, North Carolina fell below 1,000 for the first time since 2004 and that the median price for homes sold of approximately $170,000 was lower than any time since early 2005.  We believe that the economic recession and the tightened credit markets are the principal reasons for the continued softness in the residential housing market.  In addition, the real estate market in the City of Boiling Spring Lakes continues to be adversely affected by efforts, beginning in April 2006, by Fish and Wildlife to protect the habitat of the endangered red-cockaded woodpecker.  We believe that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker have contributed to our lack of real estate sales in the first six months of 2009.

REEVES TELECOM LIMITED PARTNERSHIP

It is unclear at this time when the market in Brunswick County and, more particularly, in Boiling Spring Lakes will see any improvement.  We expect that our real estate sales in 2009 will continue to be slow, if not non-existent, due principally to economic conditions generally and to continued restrictions on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker within the city limits.

  Commercial

Historically, our sales of commercial land have been sporadic, and often we record no sales of commercial land in a year.  Commercial development in Boiling Spring Lakes has largely been concentrated along a stretch of State Road 87, the main road into and out of the development.  The local commercial real estate market has traditionally not been very strong, due to the City’s relatively small population, the lack of sewer service, and the availability of shopping and services in nearby towns, especially Southport, and large regional shopping centers in Wilmington.  Nevertheless, construction was active during 2006 but declined in 2007 and 2008.   We believe that additional construction of commercial buildings along State Road 87 that may occur during 2009 or thereafter could have a positive effect on our sales of commercial land, but the timing and amount of revenue generated from such sales cannot be accurately projected.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

   ■   Revenue

Property Sales

We sold no land during the three months ended June 30, 2009 or in the corresponding period of 2008.  Management attributes the lack of sales principally to three factors:

•	The slow pace of economic conditions generally;

•
The maintenance of, or in some cases an increase in, more restrictive lending practices by area banks that have or have had the effect of making it more difficult than in past years for potential borrowers to obtain financing to purchase and build on land such as that sold by us; and

REEVES TELECOM LIMITED PARTNERSHIP

•
Efforts by Fish and Wildlife to protect the habitat of the red-cockaded woodpecker within and nearby the City of Boiling Spring Lakes, which efforts have led to certain restrictions on development in the area generally.

Interest Income

Interest income decreased 43%.  Management attributes the decreases, in part, to lower interest rates on securities that we held for investment during the three months ended June 30, 2009 compared to the same period of 2008, and, in part, to the average amount we had invested in securities during the three months ended June 30, 2009 being lower than for the same period of 2008.  The decrease in interest rates reflects efforts by the U.S. Federal Reserve System to stimulate the U.S. economy through lower interest rates generally.  The lower amounts invested reflects our lack of revenues from property sales and our consequent need to use cash received at maturity of some of our investments to pay our operating expenses.

   ■   Direct Costs of Property Sold

We sold no land during the three months ended June 30, 2009 or during the three months ended June 30, 2008.  As a result, we recorded no direct costs of property sold for such periods.

   ■   Selling, General and Administrative Expenses

Selling, general and administrative expenses were $122,002 for the three months ended June 30, 2009, compared to $123,853 for the same period of 2008, for a net decrease of 1%.  The significant changes among the principal components of selling, general and administrative expenses are as follows:

Income Taxes

During the three months ended June 30, 2008, we paid $10,000 in state income taxes to North Carolina relating to fiscal 2007.  During the same period of 2009, we paid no state taxes relating to fiscal 2008.  The decrease reflects our decrease in profitability from 2007 to 2008.  As a limited partnership, we generally pass income tax liability through to our partners.  With respect to 2007, however, management believes that the administrative cost of allocating such liability among the partners, and maintaining records therefor, would be unreasonably time-consuming and complex.  Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of our income for 2008 was reduced by a pro rata share of such taxes paid.

REEVES TELECOM LIMITED PARTNERSHIP

Legal Fees

Legal fees for the three months ended June 30, 2009 were $7,501, compared to $2,842 for the same period of 2008.  The 164% increase is due principally to legal fees incurred during 2009 in connection with (a) the process for approval of the substitution of limited partners when transferring partnership units, and (b) a periodic review of our standard form land sale contracts.   No such legal fees were incurred during the three months ended June 30, 2008.

   ■   Depreciation

Depreciation for the three months ended June 30, 2009 was $961, compared to $961 for the three months ended June 30, 2008.  The lack of any change reflects the fact that we acquired no new depreciable assets after June 30, 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

   ■   Revenue

Property Sales

We sold no land during the six months ended June 30, 2009 or in the corresponding period of 2008.  Management attributes the lack of sales principally to three factors:

•	The slow pace of economic conditions generally;

•
The maintenance of, or in some cases an increase in, more restrictive lending practices by area banks that have or have had the effect of making it more difficult than in past years for potential borrowers to obtain financing to purchase and build on land such as that sold by us; and

•
Efforts by Fish and Wildlife to protect the habitat of the red-cockaded woodpecker within and nearby the City of Boiling Spring Lakes, which efforts have led to certain restrictions on development in the area generally.

Interest Income

Interest income decreased 52%.  Management attributes the decrease, in part, to lower interest rates on securities that we held for investment during the six months ended June 30, 2009 compared to the same period of 2008, and, in part, to the average amount we had invested in securities during the six months ended June 30, 2009 being lower than for the same period of 2008.  The decrease in interest rates reflects efforts by the U.S. Federal Reserve System to stimulate the U.S. economy through lower interest rates generally.  The lower amounts invested reflects our lack of revenues from property sales and our consequent need to use cash received at maturity of some of our investments to pay our operating expenses.

REEVES TELECOM LIMITED PARTNERSHIP

Other Income

We earned $240 in other income for the six months ended June 30, 2009, compared to $21,097 for the six months ended June 30, 2008.  The decrease is due principally to the receipt in January 2008 of a refund of $20,929 in income taxes paid by us to the State of North Carolina for 2005.  As a limited partnership, we generally pass income tax liability through to our partners.  With respect to 2005, however, management believes that the administrative cost of allocating liability among the partners, and maintaining records therefor, would be unreasonably time-consuming and complex.  Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of our income for such year was reduced by a pro rata share of such taxes paid.  Since the refund for 2005 was received in 2008, the refund was treated for accounting purposes as income.

   ■   Direct Costs of Property Sold

We sold no land during the six months ended June 30, 2009 or during the six months ended June 30, 2008.  As a result, we recorded no direct costs of property sold for such periods.

   ■   Selling, General and Administrative Expenses

Selling, general and administrative expenses were $227,023 for the six months ended June 30, 2009, compared to $231,127 for the six months ended June 30, 2008, for a net decrease of 2%.  The significant changes among the principal components of selling, general and administrative expenses are as follows:

Income Taxes

During the six months ended June 30, 2008, we paid $10,000 in state income taxes to North Carolina relating to fiscal 2007.  During the same period of 2009, we paid no state taxes relating to fiscal 2008.  The decrease reflects our decrease in profitability from 2007 to 2008.  As a limited partnership, we generally pass income tax liability through to our partners.  With respect to 2007, however, management believes that the administrative cost of allocating such liability among the partners, and maintaining records therefor, would be unreasonably time-consuming and complex.  Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of our income for 2008 was reduced by a pro rata share of such taxes paid.

REEVES TELECOM LIMITED PARTNERSHIP

Transfer Agent Fees

During the six months ended June 30, 2009, transfer agent fees were $1,857, compared to $8,205 for the same period of 2008.  The decrease is due substantially to one-time costs incurred in 2008 relating to the change of transfer agent.

   ■   Depreciation

Depreciation for the six months ended June 30, 2009 was $1,923, compared to $1,923 for the six months ended June 30, 2008.  The lack of any change reflects the fact that we acquired no new depreciable assets after June 30, 2008.

Liquidity and Capital Resources

   ■   General

At June 30, 2009, we had $695,717 in cash and $2,400,000 invested in brokered certificates of deposit having a maturity of less than one year.  There was no long-term debt.  The amount of cash that we held at June 30, 2009 reflects the maturity of $480,000 in brokered certificates of deposit at the end of June 2009 and our reinvestment of those proceeds in new investments in early July 2009, after the end of the second quarter.

Our short-term liquidity requirements consist primarily of funds necessary to pay for administrative and operating expenses, recurring capital expenditures (such as road maintenance and repair), and nonrecurring capital expenditures (such as dam repairs and assessments for municipal water and sewer).  In the past, we have typically satisfied these requirements through cash generated from operations, including existing cash balances.

Our long-term liquidity requirements generally consist of funding capital expenditures associated with road maintenance and repair, rocking or paving of roads where there currently exist only graded or partially graded rights of way, assessments for municipal water and sewer, potential acquisitions of or investments in real estate development projects, payment of principal and interest on any debt incurred to finance any of our projects, and distributions to partners.  Other than debt service payments (of which we have none currently) and assessments, all of these liquidity requirements may be viewed as discretionary in that we exercise significant control over the amounts and timing of such expenditures.  In the past, we have typically satisfied these requirements (other than distributions to partners) through cash generated from operations or borrowing from affiliates or local financial institutions.

REEVES TELECOM LIMITED PARTNERSHIP

Until an estimate can be made with some degree of certainty as to the costs that we will have to bear for future assessments relating to the installation of water distribution and sewer lines, management expects to continue investing some portion of our cash balances in securities having a maturity of less than one year to provide some liquidity to meet the assessments for such costs.

   ■   Cash Flows from Operating Activities

Operating activities used $243,020 of net cash during the six months ended June 30, 2009, compared to $240,725 of net cash used during the same period of 2008.  Management attributes the change primarily to a greater net loss for the first six months of 2009 than for the same period of 2008, largely offset by lower capital expenditures during the first six months of 2009 than for the same period of 2008.

   ■   Cash Flows from Investing Activities

Investing activities provided $560,000 of net cash during the first six months of 2009, compared to $93,071 of net cash provided during the same period of 2008.  The change is due principally to the maturity of $480,000 in brokered certificates of deposit at the end of June 2009 and our reinvestment of those proceeds in new investments in early July 2009, after the end of the second quarter.

   ■   Long-term Debt

The Partnership had no long-term debt outstanding during the six months ended June 30, 2009 or the same period of 2008.

Off Balance Sheet Arrangements

The Partnership does not utilize off balance sheet arrangements, and there were none during the first six months of 2009 or 2008.

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

We also have exposure to market risk for changes in interest rates due primarily to the following:

•
Cash:  Some of our cash is deposited in an account at a local financial institution bearing interest at a variable rate.  If interest rates were to increase, we would earn more interest income on our cash balances.  If interest rates were to decrease, we would earn less interest income on our cash balances.  During the second quarter of 2009, cash balances averaged $456,250.

•
Brokered certificates of deposit:  We invest some of our excess cash in brokered CD’s having a maturity of less than one year.  All of such securities are classified as securities held to maturity; hence, we bear substantially no risk of loss due to a change in the market value of any brokered CD we own resulting from a change in interest rates prior to maturity of such brokered CD.  If interest rates were to increase, upon sale or maturity of the brokered CD’s currently held, we would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the brokered CD’s then purchased.   If interest rates were to decrease, upon sale or maturity of the brokered CD’s currently held, we would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the brokered CD’s then purchased.  During the second quarter of 2009, the amount invested in brokered CD’s averaged $2,691,030.

At June 30, 2009, we had cash of $695,717.  In addition, we held $2,400,000 in brokered certificates of deposit having a maturity at the time of purchase of less than one year.  Had the average level of interest rates during the three months ended June 30, 2009 been higher or lower by 100 basis points or one percent (1%), our net income would have been approximately $7,853 more or less, respectively.  The foregoing estimate of the change in net income is based upon quarterly average balances.

REEVES TELECOM LIMITED PARTNERSHIP

We had no interest-bearing debt outstanding during the second quarter of 2009.

We do not enter into derivative contracts for our own account to hedge against the risk of changes in interest rates.

REEVES TELECOM LIMITED PARTNERSHIP

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Mr. Davis P. Stowell, the president of our General Partner, carries out the functions of our principal executive officer and principal financial officer, and, accordingly, he is deemed to be our “management” for purposes involving the evaluation of the disclosure controls and procedures and the effectiveness thereof.  Mr. Stowell has, as of the end of the period covered by this Quarterly Report on Form 10-Q, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, Mr. Stowell has concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the times specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that occurred during the second fiscal quarter of 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

REEVES TELECOM LIMITED PARTNERSHIP

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Investors should carefully consider the risks described in Part I, Item 1A, “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 31, 2009.   The risks and uncertainties described in our Annual Report on Form 10-K are not the only ones we or our unit holders face and there may be additional risks and uncertainties that we do not presently know of or that we currently consider not likely to have a material impact.  If any of these risks and uncertainties develop into an actual event, it could materially and adversely affect our business, financial condition, results of operations, and/or cash flows.

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

REEVES TELECOM LIMITED PARTNERSHIP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REEVES TELECOM LIMITED PARTNERSHIP

Signatures	Title

By: Grace Property Management, Inc.	General Partner

By:	/S/ DAVIS P. STOWELL
Davis P. Stowell
President of General Partner
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)

Date:  August 13, 2009