Form 10-Q
period 2009-09-30
REEVES TELECOM LTD PARTNERSHIP
filed 2009-11-16
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

REEVES TELECOM LIMITED PARTNERSHIP

FORM 10-Q

[THIS PAGE LEFT BLANK INTENTIONALLY]

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS
AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	At September 30,	At December 31,
	2009	2008

Assets

Cash and cash equivalents	$325,605	$378,738
Investments	2,640,000	2,960,000
Prepaid and other current assets	3,901	12,502
Properties held for sale and property and equipment
Properties held for sale	344,455	343,831
Property and equipment, net	234,313	237,198
Total assets	$3,548,274	$3,932,269

Liabilities and Partners' Capital

Current liabilities
Accounts payable and accrued expenses	$120,254	$184,248
Accrued expenses - affiliates	44,750	44,750
Total current liabilities	165,004	228,998
Commitments and contingencies
Partners' capital	3,383,270	3,703,271
Total liabilities and partners' capital	$3,548,274	$3,932,269

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

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Three Months Ended September 30,
	2009	2008
Revenues
Property sales	$—	$—
Interest income	5,467	22,583
Other income	88	1,276
Total revenues	5,555	23,859

Operating expenses
Direct costs of property sold	—	—
Selling, general and administrative expenses	119,355	127,273
Depreciation	962	962
Total operating expenses	120,317	128,235

Net loss	(114,762)	(104,376)

Partners' capital at beginning of period	3,498,032	3,956,906

Partners' capital at end of period	$3,383,270	$3,852,530

Net loss per partnership unit	$(0.06)	$(0.06)

Weighted average partnership units issued and outstanding	1,811,362	1,811,562

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Revenues
Property sales	$—	$—
Interest income	28,934	71,424
Other income	327	22,374
Total revenues	29,261	93,798

Operating expenses
Direct costs of property sold	—	—
Selling, general and administrative expenses	346,377	358,399
Depreciation	2,885	2,885
Total operating expenses	349,262	361,284

Net loss	(320,001)	(267,486)

Partners' capital at beginning of period	3,703,271	4,120,016

Partners' capital at end of period	$3,383,270	$3,852,530

Net loss per partnership unit	$(0.18)	$(0.15)

Weighted average partnership units issued and outstanding	1,811,487	1,811,562

The accompanying notes are an integral part of these condensed financial statements.

 REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(320,001)	$(267,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,885	2,885
Changes in operating assets and liabilities
Prepaid and other current assets	8,600	(11,832)
Property held for sale, net	(623)	(14,622)
Accounts payable and accrued expenses	(63,994)	(81,634)
Accrued expenses - affiliates	—	(3,166)
Net cash used in operating activities	(373,133)	(375,855)

Cash flows from investing activities
Principal payments on note receivable	—	128,823
Purchase of investments	(3,600,000)	(6,541,808)
Proceeds from sale of investments	3,920,000	6,494,000
Net cash provided by investing activities	320,000	81,015

Net decrease in cash and cash equivalents	(53,133)	(294,840)
Cash and cash equivalents - beginning of period	378,738	320,372
Cash and cash equivalents - end of period	$325,605	$25,532

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

Pursuant to the Plan, the Corporation sold all of its broadcasting assets and substantially all of the land held for development and sale at one of its two land development locations and distributed to its stockholders cash of $0.90 per share on February 29, 1980 and $2.30 per share on May 14, 1980.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2.  Summary of Significant Accounting Policies

a.
Basis of accounting - The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership’s results of operations and financial condition have been included.  Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 31, 2009.

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

c.
Property sales - Property sales represent individual building lots and other undeveloped land sold for cash and the gross sales price of residential houses built or acquired by the Partnership for resale.  The revenue from these sales is recognized at the closing date unless a deferral is required pursuant to The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-20, “Real Estate Sales.”  Land cost included in direct costs of property sold represents the proportionate amount of the total initial project costs, after recorded valuation allowances, based on the sales value of the land sold to the total estimated project sales value plus the value of any capital improvements made subsequent to the initial project costs.

d.
Properties held for sale and property and equipment - Property and equipment are stated at cost less accumulated depreciation.  Depreciation for financial reporting purposes is calculated on the straight-line basis over the estimated useful lives of 8 to 31.5 years for buildings and 5 to 20 years for equipment and land improvements.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Properties held for sale generally represent undeveloped lots for which depreciation expense is not recorded.  The Partnership assesses the realizability of the carrying value of its properties held for sale and related buildings and equipment whenever events or changes in circumstance indicate that impairment may have occurred in accordance with the provisions of ASC 360-10-35-21, “When to Test a Long-Lived Asset for Recoverability.”  The Partnership’s assets have been written down, from time to time, to reflect their fair values based upon appraisals.

e.
Significant concentrations of credit risk – At December 31, 2008, the Partnership maintained cash balances in excess of Federal Deposit Insurance Corporation insured amounts.  The Emergency Economic Stabilization Act of 2008, enacted in October 2008, provides for a temporary increase in the basic limit on federal deposit insurance coverage per depositor from $100,000 to $250,000 effective October 3, 2008.  The temporary increase, originally intended to return to $100,000 after December 31, 2009, was  extended to December 31, 2013.  Unless the temporary increase is extended further or made permanent, the basic deposit insurance limit will return to $100,000 after December 31, 2013.  In the event that a bank where the Partnership maintains its accounts becomes insolvent at a time when the Partnership’s accounts have cash balances in excess of insured amounts, the Partnership may lose some or all of such excess.

f.
Cash and cash equivalents - For purposes of the statements of cash flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions, money market accounts, and U.S. Treasury securities with maturities of less than 91 days at the date of purchase.  Cash equivalents are stated at cost, which approximates fair value.

g.
Investments – Investments as of September 30, 2009 and December 31, 2008 consist of certificates of deposit held with various financial institutions.  These certificates of deposit have been designated as held to maturity.  The investments are reported at their cost, which approximates their fair values.

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

i.
Fair value measurements - Effective January 1, 2008, the Partnership adopted FASB ASC 820, “Fair Value Measurements and Disclosures”.  FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.

j.
Recent accounting pronouncements –  In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01 Topic 105, “Generally Accepted Accounting Principles”.  The objective of this Statement was to replace FASB Statement of Financial Accounting Standards (“SFAS”) No. 162, and to establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for Securities and Exchange Commission registrants.  The Statement is effective for interim and annual reporting periods ending on or after September 15, 2009.  Adoption of ASU 2009-01 Topic 105 did not have a material impact on the Partnership’s financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 amends FASB Interpretation No. 46(R) (“FIN 46R”) by requiring an enterprise to perform an ongoing analysis to determine whether its variable interest gives it a controlling financial interest in a variable interest entity.  Such analysis should identify the primary beneficiary of a variable interest entity as the enterprise that has both (i) the power to direct the activities of a variable interest that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could be significant to the variable interest entity or the right to receive benefits from the entity that could be significant to the variable interest entity. SFAS No. 167 also eliminates the quantitative approach previously required by FIN 46R for determining the primary beneficiary of a variable interest entity and requires enhanced disclosures about an enterprise’s involvement in a variable interest entity.  The provisions of SFAS No. 167 are effective at the beginning of the annual reporting period that begins after November 15, 2009.  Management does not expect the adoption of SFAS No. 167 will have a material impact on the Partnership’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.”  SFAS No. 166 clarifies that the objective of SFAS No. 140 is to determine whether a transferor and all of the entities included in a transferor’s financial statements have surrendered control over transferred financial assets and established specific considerations for reporting a transfer of a portion of a financial asset as a sale.  SFAS No. 166 also requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale, and enhances disclosures by requiring greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The provisions of SFAS No. 166 are effective at the beginning of the annual reporting period that begins after November 15, 2009.  Management does not expect the adoption of SFAS No. 166 will have a material impact on the Partnership’s financial statements.

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value.” ASU 2009-05 supplements and amends the guidance in ASC 820, “Fair Value Measurements and Disclosures,” to clarify how an entity should measure the fair value of liabilities. Alternative valuation methods and a hierarchy for their use are outlined. ASU 2009-05 also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of its fair value. ASU 2009-05 is effective for the Partnership as of October 1, 2009.  Management does not expect the adoption of ASU 2009-05 to have a material impact on the Partnership’s financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3.  Commitments and Contingent Liabilities

Dam Repairs

The Partnership is responsible for the maintenance and repair of an earthen dam designed to retain water in one of the lakes.  The dam was breeched approximately 11 years ago and the Partnership has spent a total of approximately $184,000 in repairs since 2001.  The Partnership intends to deed the dam to the City of Boiling Spring Lakes, although the city is not obligated to accept title to the dam.  The Partnership believes that damage to the dam, such as could occur during a hurricane or a flood, before the transfer of title could result in significant additional repair costs.

Commitment for Municipal Water and Sewer Services

Most of the land owned by the Partnership lacks municipal water and sewer service.  The City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development in 2004.  A significant portion of the costs of water distribution and sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land.  In March 2009, the City of Boiling Spring Lakes notified land owners, including the Partnership, of the city’s intention to begin work on an expansion of the municipal water system.  Such work, originally anticipated by the city to be completed by the end of 2009, is now expected to be completed by the end of 2010.  The cost of the expansion is to be borne by owners of land directly passed by new water mains by the payment of an assessment of $500 per lot plus a tap fee of $860 per lot containing a dwelling.  The Partnership understands the assessments and tap fees will be due on a date, to be determined, in 2010, though the Partnership may voluntarily pay some or all of the amount due by the end of 2009.  The total cost to the Partnership was originally expected to be approximately $92,000, subject to revision as a result of land sales, successful challenges, and other events prior to the actual due date of the assessments; however, the Partnership now expects that the amount of its assessment that will be due in 2010 will be approximately $49,000.  The reduction in the expected amount due is the result of the Partnership’s grouping together up to three adjoining undeveloped lots, and paying the $500 assessment per lot for each group, as opposed to paying $500 for each lot within each group.  If, subsequently, the Partnership were to disband a group by selling one or more of the lots comprising that group to more than one buyer, then an additional assessment of $500, in the case of a group comprised of two adjoining lots, or $1,000, in the case of a group comprised of three adjoining lots, would be payable to the city at the time that the sale closes.  As a consequence, over time, the Partnership may ultimately pay the approximately $92,000 in assessments that was originally expected.  Management believes that a lot that has municipal water service will command a higher sales price than if the lot does not have such service, and that the higher sales price will likely exceed the assessment of $500 for that lot.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Management expects that the assessment will affect the Partnership’s income and the cost basis of some of the Partnership’s land in the following manner:

•
The actual amount of the total assessment that management currently estimates to approximate $49,000 will be capitalized in the year the assessment is paid by increasing the cost basis of the land affected by the aggregate amount of the assessment.  Management expects that (a) the increase in the cost basis will not have a direct effect on the Partnership’s income for the year the assessment is paid, and (b) when the affected land is sold, before taking into account the possibility of realizing a higher sales price on land with municipal water service than without, the higher cost basis will likely result in a lower profit on the sale – and, therefore, lower income overall – for the year in which the sale occurs than would otherwise be the case.

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

No provision for the assessment or for the change in valuation allowance has been made in the financial statements for the three months and nine months ended September 30, 2009 or for the year ended December 31, 2008.

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

The red-cockaded woodpecker (Picoides borealis) is one endangered species known to inhabit portions of Boiling Spring Lakes.  During 2006, the U.S. Fish and Wildlife Service undertook certain initiatives to preserve the habitat of the endangered woodpecker, and for a portion of 2006 the City of Boiling Spring Lakes temporarily ceased issuing building permits altogether for land in the proximity of a known or suspected nesting site.  The Partnership believes that not more than approximately 200 acres, or approximately 24%, of the Partnership’s land may be affected by restrictions relating to the red-cockaded woodpecker, although the amount of land affected could increase under certain circumstances. Management believes that the Partnership’s land sales will continue to be adversely affected until the City of Boiling Spring Lakes has developed and implemented a conservation plan to protect the habitat of the red-cockaded woodpecker or until other means of addressing the concerns of the U.S. Fish and Wildlife Service can be implemented.

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

4.  Subsequent Events Evaluation Date

The Partnership evaluated the events and transactions subsequent to its September 30, 2009 balance sheet date and, in accordance with FASB ASC 855-10-50, “Subsequent Events,” determined there were no significant events to report through November 13, 2009, which is the date the Partnership issued its financial statements.

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

REEVES TELECOM LIMITED PARTNERSHIP

Local Real Estate Market Conditions

In April 2006, the market for undeveloped land within the City of Boiling Spring Lakes slowed considerably, primarily due to efforts by the U.S. Fish and Wildlife Service (“Fish and Wildlife”) to protect the habitat of the endangered red-cockaded woodpecker (Picoides borealis).  We believe that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker had the affect of reducing our real estate sales for 2006, 2007, and 2008, and will have the effect of reducing our real estate sales for the current year and possibly thereafter, from what might otherwise have been or be realized in the absence of such restrictions.  We are currently pursuing a program to study tree density in known foraging areas to demonstrate the potential for coexistence where sufficient tree density exists, that is, that houses can be built on lots now owned by us while retaining a sufficiently vibrant foraging area for the woodpeckers.  We believe that this program may reduce the amount of our land that is subject to restrictions on development because of the red-cockaded woodpecker, although there can be no assurance that any such reduction will occur or, if it occurs, that such reduction will have a material affect on our business.  We are also participating in a citywide program to study the possibility of relocating the nests of the red-cockaded woodpecker to nearby lands.   During 2009, the State of North Carolina allocated resources to a community board to fund the development of this citywide habitat conservation plan, although there can be no assurance that relocation of nests will, in fact, occur as a result of this study or otherwise.

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

Residential

The real estate market in Brunswick County, following national trends, remains significantly slower than in 2007 or 2006.  City-data.com, an Internet-based source for information on real estate, reports that, for the first quarter of 2009, quarterly home sales in Brunswick County, North Carolina fell below 1,000 for the first time since 2004 and that the median price for homes sold of approximately $170,000 was lower than at any time since early 2005.  We believe that the economic recession and the tightened credit markets are the principal reasons for the continued softness in the residential housing market.  In addition, the real estate market in the City of Boiling Spring Lakes continues to be adversely affected by efforts, beginning in April 2006, by Fish and Wildlife to protect the habitat of the endangered red-cockaded woodpecker.  We believe that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker have contributed to our lack of real estate sales in the first nine months of 2009.

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

Commercial

Historically, our sales of commercial land have been sporadic, and often we record no sales of commercial land in a year.  Commercial development in the City of Boiling Spring Lakes has largely been concentrated along a stretch of State Road 87, the main road into and out of the development.  The local commercial real estate market has traditionally not been very strong, due to the city’s relatively small population, the lack of sewer service, and the availability of shopping and services in nearby towns, especially Southport, and large regional shopping centers in Wilmington.  Nevertheless, construction was active during 2006 but declined in 2007 and 2008.   We believe that additional construction of commercial buildings along State Road 87 that may occur during 2009 or thereafter could have a positive effect on our sales of commercial land, but the timing and amount of revenue generated from such sales cannot be accurately projected.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

   ■   Revenue

Property Sales

We sold no land during the three months ended September 30, 2009 or in the corresponding period of 2008.  Management attributes the lack of sales principally to three factors:

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

Interest Income

Interest income decreased 76%.  Management attributes the decrease, in part, to lower interest rates during the three months ended September 30, 2009 compared to the same period of 2008, and, in part, to the average amount we had invested in interest-bearing securities during the three months ended September 30, 2009 being lower than for the same period of 2008.  The decrease in interest rates reflects efforts by the U.S. Federal Reserve System to stimulate the U.S. economy through lower interest rates generally.  The lower amounts invested reflects our lack of revenues from property sales during 2009 and our consequent need to use cash received at maturity of some of our investments to pay our operating expenses.

   ■   Direct Costs of Property Sold

We sold no land during the three months ended September 30, 2009 or during the three months ended September 30, 2008.  As a result, we recorded no direct costs of property sold for such periods.

   ■   Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2009 were 6% lower than for the same period of 2008.  The significant changes among the principal components of selling, general and administrative expenses are as follows:

Advertising Expenses

Advertising expenses for the three months ended September 30, 2009 were $820, compared to $3,569 for the same period of 2008.  The 77% decrease is due principally to the Partnership’s efforts during 2009 to reduce discretionary expenses and preserve cash until we resume generating revenues from land sales.

REEVES TELECOM LIMITED PARTNERSHIP

Legal Fees

Legal fees for the three months ended September 30, 2009 were $9,569, compared to $15,487 for the same period of 2008.  The 38% decrease is due principally to one-time legal fees incurred during 2008 in connection with the resolution of matters involving the substitution of limited partners when transferring partnership units.  No legal fees were incurred in connection with that matter during the three months ended September 30, 2009.

   ■   Depreciation

Depreciation for the three months ended September 30, 2009 was $962, compared to $962 for the three months ended September 30, 2008.  The lack of any change reflects the fact that we acquired no new depreciable assets after September 30, 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

   ■   Revenue

Property Sales

We sold no land during the nine months ended September 30, 2009 or in the corresponding period of 2008.  Management attributes the lack of sales principally to three factors:

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

REEVES TELECOM LIMITED PARTNERSHIP

Interest Income

Interest income decreased 60%.  Management attributes the decrease, in part, to lower interest rates during the nine months ended September 30, 2009 compared to the same period of 2008, and, in part, to the average amount we had invested in interest-bearing securities during the nine months ended September 30, 2009 being lower than for the same period of 2008.  The decrease in interest rates reflects efforts by the U.S. Federal Reserve System to stimulate the U.S. economy through lower interest rates generally.  The lower amounts invested reflects our lack of revenues from property sales during 2009 and our consequent need to use cash received at maturity of some of our investments to pay our operating expenses.

Other Income

Other income decreased by 98%.  The decrease is due principally to the receipt in January 2008 of a refund of $20,929 in income taxes paid by us to the State of North Carolina for 2005.  As a limited partnership, we generally pass income tax liability through to our partners.  With respect to 2005, however, management believes that the administrative cost of allocating liability among the partners, and maintaining records therefor, would be unreasonably time-consuming and complex.  Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of our income for such year was reduced by a pro rata share of such taxes paid.  Since the refund for 2005 was received in 2008, the refund was treated for accounting purposes as income.

   ■   Direct Costs of Property Sold

We sold no land during the nine months ended September 30, 2009 or during the nine months ended September 30, 2008.  As a result, we recorded no direct costs of property sold for such periods.

   ■   Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2009 were 3% lower than for the same period of 2008.  The significant changes among the principal components of selling, general and administrative expenses are as follows:

Advertising Expenses

Advertising expenses for the nine months ended September 30, 2009 were $3,594, compared to $8,172 for the same period of 2008.  The 56% decrease is due principally to the Partnership’s efforts during 2009 to reduce discretionary expenses and preserve cash until we resume generating revenues from land sales.

REEVES TELECOM LIMITED PARTNERSHIP

Salaries and Employee Benefits

During the nine months ended September 30, 2009, we paid $51,409 in salaries, insurance and other employee benefits, and payroll taxes, compared to $38,933 for the same period of 2008.  Management attributes the 30% increase, in part, to the vacancy for a portion of 2008 in one of our two employee positions following the passing in 2008 of our long-time administrative assistant/bookkeeper, and, in part, to higher insurance premiums during 2009 than in 2008.

Transfer Agent Fees

During the nine months ended September 30, 2009, transfer agent fees were $4,562, compared to $8,205 for the same period of 2008.  The decrease is due substantially to one-time costs incurred in 2008 relating to the change of transfer agent.

Income Taxes

During the nine months ended September 30, 2008, we paid $10,000 in state income taxes to North Carolina relating to fiscal 2007.  During the same period of 2009, we paid no state taxes relating to fiscal 2008.  The decrease reflects our decrease in profitability from 2007 to 2008.  As a limited partnership, we generally pass income tax liability through to our partners.  With respect to 2007, however, management believes that the administrative cost of allocating such liability among the partners, and maintaining records therefor, would be unreasonably time-consuming and complex.  Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of our income for 2008 was reduced by a pro rata share of such taxes paid.

   ■   Depreciation

Depreciation for the nine months ended September 30, 2009 was $2,885, compared to $2,885 for the nine months ended September 30, 2008.  The lack of any change reflects the fact that we acquired no new depreciable assets after September 30, 2008.

Liquidity and Capital Resources

   ■   General

At September 30, 2009, we had $325,605 in cash and $2,640,000 invested in brokered certificates of deposit having a maturity of less than one year.  There was no long-term debt.  The amount of cash that we held at September 30, 2009 reflects the maturity of $240,000 in brokered certificates of deposit at the end of September 2009 and our reinvestment of a portion of those proceeds in new investments in early October 2009, after the end of the third quarter.

REEVES TELECOM LIMITED PARTNERSHIP

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

   ■   Cash Flows from Operating Activities

Operating activities used $373,133 of net cash during the nine months ended September 30, 2009, compared to $375,855 of net cash used during the same period of 2008.  Management attributes the change primarily to a greater net loss for the first nine months of 2009 than for the same period of 2008, largely offset by lower spending on discretionary expenses during the first nine months of 2009 than for the same period of 2008.

   ■   Cash Flows from Investing Activities

Investing activities provided $320,000 of net cash during the first nine months of 2009, compared to $81,015 of net cash provided during the same period of 2008.  The change is due principally to the maturity of $240,000 in brokered certificates of deposit at the end of September 2009 and our reinvestment of a portion of those proceeds in new investments in early October 2009, after the end of the third quarter.

REEVES TELECOM LIMITED PARTNERSHIP

   ■   Long-term Debt

The Partnership had no long-term debt outstanding during the nine months ended September 30, 2009 or the same period of 2008.

Off Balance Sheet Arrangements

The Partnership does not utilize off balance sheet arrangements, and there were none during the first nine months of 2009 or 2008.

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

We also have exposure to market risk for changes in interest rates due primarily to the following:

•
Cash:  Some of our cash is deposited in an account at a local financial institution bearing interest at a variable rate.  If interest rates were to increase, we would earn more interest income on our cash balances.  If interest rates were to decrease, we would earn less interest income on our cash balances.  For the third quarter of 2009, our average cash balance, calculated as the average of the balances on the first and last days of the quarter, was $510,561.  The maturity of brokered certificates of deposit near the end of a quarter and the reinvestment of proceeds after the end of that quarter may result in an average cash balance that is not representative of the cash balances held by the Partnership during most days of that quarter.

•
Brokered certificates of deposit:  We invest some of our excess cash in brokered CD’s having a maturity of less than one year.  All of such securities are classified as securities held to maturity; hence, we bear substantially no risk of loss due to a change in the market value of any brokered CD we own resulting from a change in interest rates prior to maturity of such brokered CD.  If interest rates were to increase, upon sale or maturity of the brokered CD’s currently held, we would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the brokered CD’s then purchased.   If interest rates were to decrease, upon sale or maturity of the brokered CD’s currently held, we would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the brokered CD’s then purchased.   For the third quarter of 2009, the average amount invested in brokered CD’s, calculated as the average of the balances on the first and last days of the quarter, was $2,520,000.

REEVES TELECOM LIMITED PARTNERSHIP

At September 30, 2009, we had cash of $325,605.  In addition, we held $2,640,000 in brokered certificates of deposit having a maturity at the time of purchase of less than one year.  Had the average level of interest rates during the three months ended September 30, 2009 been higher or lower by 100 basis points or one percent (1%), our net income would have been approximately $7,556 more or less, respectively.  The foregoing estimate of the change in net income is based upon the average of the balances on the first and last days of the quarter.

We had no interest-bearing debt outstanding during the third quarter of 2009.

We do not enter into derivative contracts for our own account to hedge against the risk of changes in interest rates.

REEVES TELECOM LIMITED PARTNERSHIP

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Mr. Davis P. Stowell, the president of our General Partner, carries out the functions of our principal executive officer and principal financial officer, and, accordingly, he is deemed to be our “management” for purposes involving the evaluation of the disclosure controls and procedures and the effectiveness thereof.  Mr. Stowell has, as of the end of the period covered by this Quarterly Report on Form 10-Q, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, Mr. Stowell has concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that occurred during the third fiscal quarter of 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Date:  November 13, 2009