Form 10-K
period 2009-12-31
REEVES TELECOM LTD PARTNERSHIP
filed 2010-03-31
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to _______________________

Commission file number: 000-09305

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
Yes ☐   No ☒

On March 23, 2010, registrant had outstanding 1,811,262 partnership units.  See “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters, and Issuer Purchases of Equity Securities.”  There is no active market for the partnership units.  As of March 23, 2010, non-affiliates held 1,170,085 partnership units.

The following documents are incorporated by reference into this Annual Report on Form 10-K:
NONE.

[THE REST OF THIS PAGE IS BLANK]

[THIS PAGE LEFT BLANK INTENTIONALLY]

PART I

Special Note on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Annual Report on Form 10-K may not occur.  Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies.  Any such forward-looking statements are based upon current expectations, estimates and projections of management.  We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements.  Words such as “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “expect,” “could,” “should,” “potential,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements.  The forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding economic conditions; interest rates; real estate market conditions; competition in the real estate market; government regulation of the real estate industry (including but not limited to environmental matters, and endangered and protected species); taxes; terms, conditions, and availability of financing to us or others; terms, conditions, and availability of insurance to us or others; occurrence and/or effects of hurricanes and other natural disasters, and related costs; rules and regulations relating to governance or taxation of limited partnerships; accounting principles, interpretations, and practices;  our business and sales strategies, plans and programs; restrictions on development related to endangered species (including but not limited to the red-cockaded woodpecker); installation of water and sewer systems in Boiling Spring Lakes and related costs and assessments; unimproved roads, road improvements, dam repairs and related costs; our liquidity and capital resources (including but not limited to potential financing); our capital expenditures and projects (including but not limited to road improvements); and our potential legal exposure (including but not limited with respect to environmental matters, buyers of our properties, and third parties).   We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, the risks and uncertainties discussed in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K, as well as other risks and uncertainties discussed in our other reports filed with the Securities and Exchange Commission.  Copies of these filings are available at www.sec.gov.

Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate.  Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

Background; Development of Business

Reeves Telecom Corporation (the “Corporation”), our predecessor, was principally engaged in owning and operating commercial radio stations and television stations, and also engaged in real estate development.  In 1979, the Corporation’s stockholders approved a plan of liquidation.  Pursuant to the plan, as amended, the Corporation sold all of its broadcasting assets and substantially all of the land held for development and sale at one of its two land development locations during the twelve-month period ended May 15, 1980, and distributed to its stockholders cash of $0.90 per share on February 29, 1980 and $2.30 per share on May 14, 1980.  The Corporation’s stockholders were thereafter entitled to receive one of our limited partnership units in exchange for each share of the Corporation’s common stock.  We were organized on October 25, 1979 for the purpose of accepting from the Corporation the assets that remained unliquidated and certain undischarged liabilities, but had only nominal assets and no liabilities until May 15, 1980.   To reflect a change in South Carolina law, our name was changed from Reeves Telecom Associates to Reeves Telecom Limited Partnership on January 21, 1987.

We succeeded to the ownership of real estate situated within two developments, Boiling Spring Lakes in North Carolina, and Pimlico Plantation in South Carolina.  Substantially all of the real estate in Pimlico Plantation had been sold by 1990, and, since then, our principal assets have been our real estate in Boiling Spring Lakes and a golf course and country club located within that development.  See “Item 2.  Properties.”

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

We sold our remaining real estate in Pimlico Plantation in 2003.

See our audited financial statements and the summary information set forth in Table 5, “Selected Income Statement Data,” and Table 6, “Selected Balance Sheet Data,” for financial information on our business.

Description of Business

   ■  Real Estate Sales

Boiling Spring Lakes began in 1962 as a 14,000-acre development.  Most of the land has been sold and that which remains lies within the City of Boiling Spring Lakes, in Brunswick County, North Carolina.  Revenue from real estate sales and the type of land sold for each of the last five fiscal years ended December 31 are shown on Table 1, below.

As used in Table 1 and throughout this Annual Report on Form 10-K, the following terms have the definitions indicated:

“individual lot”:	A platted residential lot (a platted residential lot owned by us typically comprises approximately 1/3-acre, although some lots are less than 1/4-acre and some comprise up to 5 acres).

“unimproved individual lot”:	An individual lot on which construction of a house has not yet been started.

“improved individual lot”:	An individual lot on which the construction of a house has been started, even if at the time of sale construction of the house was not completed.

“commercial land”:	Land zoned or otherwise intended by us for commercial use.

“other land”:	All other types of unimproved land of varying sizes.

TABLE 1: REVENUE FROM REAL ESTATE SALES
AND TYPE OF PROPERTY SOLD IN BOILING SPRING LAKES, NC

	Year Ended December 31,
	2009	2008	2007	2006		2005
Revenue
Individual lots:
Unimproved	$17,904	$—	$449,890	$664,974	[a]	$1,899,321	[c]
Improved	—	—	—	—		167,135
Commercial land	—	—	29,940	234,437	[a]	—
Other land	—	—	19,926	—		421,195
Total revenue	$17,904	$—	$499,756	$899,411		$2,487,651
Type of Property Sold
Individual lots:
Unimproved	1	0	14	25		81	[d]
Improved	0	0	0	0		1
Commercial land (acres)	0.00	0.00	0.13	1.30	[b]	0.00
Other land (acres)	0.00	0.00	1.42	0.00		54.00

Notes:
[a]	In the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006, revenue from the sale of commercial land was included in revenue from the sale of unimproved individual lots.
[b]	In the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006, 1.30 acres of commercial land was inadvertently omitted.
[c]	Includes $55,000 relating to the value of land in an exchange of 6 lots for a five-acre tract.
[d]	Includes 6 lots exchanged by the Partnership for a five-acre tract.

The City of Boiling Spring Lakes has no central sewer system.  As a result, homes and most commercial buildings within the development use septic tanks.

Since the 1970’s, health standards in Brunswick County have become increasingly stringent regarding septic tanks and on-site sewage disposal.  We estimate that 70% to 75% of the property in Boiling Spring Lakes that would have complied with applicable regulations in the 1970’s does not meet present health standards.  This has had a detrimental effect on our real estate operations by substantially reducing the number of our unimproved individual lots and the amount of our commercial land on which an on-site septic system may be installed.  In limited cases, the problem can be cured by the use of drains, or by the scraping away of hard pan and adding fill dirt.  In most cases, however, the only solution to the inability to install an on-site septic system on a specific parcel of land, whether residential or commercial, is to install a multi-user septic system, or a sewer system, to which a house or commercial building built on that specific parcel may be connected.

In 1997, we installed a small multi-user system on certain commercial land we then held for sale.  All of that commercial land was subsequently sold.  Depending upon our financial resources, the market for real estate in and around Boiling Spring Lakes, and economic conditions generally, among other factors, we may, in the future, consider installing one or more similar small multi-user systems on our land in other areas of the development but currently we have no plans to do so.  We have no plans to install a sewer system covering most or all of the land remaining in our inventory.

Brunswick County has plans for an area-wide sewer system for Boiling Spring Lakes; however, there is no firm date for the County to begin installing such a system and we believe that installation is at least several years in the future.  The City of Boiling Spring Lakes has developed preliminary plans for a municipal sewer system to serve a portion of Boiling Spring Lakes; however, such project is likely to be pursued only if funding is available from the federal government or from some other external source.  See  “Item 1A.  Risk Factors – Most of our real estate lacks municipal water and sewer services.”  We believe that any other effort by the City to install a municipal sewer system, should any such system be installed, is at least several years in the future.  A private contractor may install a sewer system to serve land that he owns, and land owned by others, including us, may be able to connect to such system if built; however, to date no such private sewer system has been built in the development and obstacles would have to be overcome for any such system to be built in the future.  There can be no assurance that one or more of Brunswick County, the City of Boiling Spring Lakes, a private contractor, or another public or private entity will install a sewer system in Boiling Spring Lakes or that, if such a system is installed, we will be able to tie some or all of our land into any such system at a reasonable cost, if at all.

   ■  Other Revenue and Rental Income

From time to time, we have generated revenue from sources other than real estate sales, such as rental income.  The amount of revenue generated from such sources during the last five fiscal years ended December 31 is shown on Table 2, below.

TABLE 2: OTHER REVENUE AND RENTAL INCOME
BOILING SPRING LAKES, NC

	Year Ended December 31,
	2009	2008	2007	2006	2005

Other revenue [a]	$—	$—	$4,237	$23,668	$4,501

Rental income (loss), net [b]	—	—	—	—	(5,553)

Notes:
[a]	Reported under “Revenues” on the Statements of Operations.
[b]	Reported as a separate line item under “Operating Income (Loss)” on the Statements of Operations.

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

    ■  Competition

Our potential customers include local residents as well as retirees and others looking to relocate to or near the stretch of beachfront communities known as the “Grand Strand.”  The Grand Strand runs from Cape Fear, North Carolina to Georgetown, South Carolina and  encompasses Myrtle Beach, Carolina Beach, Kure Beach, and Wrightsville Beach, among other beachfront communities.  The real estate market within that region is extremely competitive.  We compete against other real estate developers, real estate brokers, property owners acting without brokers, and others.  We believe that other real estate developers have bought some of our land in past years and that other developers may buy land from us in the future, and that such developers may compete with us for land sales or sale of improved properties within the City of Boiling Spring Lakes.

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

   ■  Recent Real Estate Market Conditions

In April 2006, the market for undeveloped land within the City of Boiling Spring Lakes slowed considerably, primarily due to efforts by the U.S. Fish and Wildlife Service (“Fish and Wildlife”) to protect the habitat of the endangered red-cockaded woodpecker (Picoides borealis).  We believe that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker had the affect of reducing our real estate sales for 2006 through 2009, and will have the effect of reducing our real estate sales for 2010 and possibly thereafter, from what might otherwise have been or be realized in the absence of such restrictions.  We are currently pursuing a program to study tree density in known foraging areas to demonstrate the potential for coexistence where sufficient tree density exists, that is, that houses can be built on lots now owned by us while retaining a sufficiently vibrant foraging area for the woodpeckers.  We believe that this program may reduce the amount of our land that is subject to restrictions on development because of the red-cockaded woodpecker, although there can be no assurance that any such reduction will occur or, if it occurs, that such reduction will have a material affect on our business.  We are also participating in a citywide program to study the possibility of relocating the nests of the red-cockaded woodpecker to nearby lands.   During 2009, the State of North Carolina allocated resources to a community board to fund the development of this citywide habitat conservation plan, although there can be no assurance that relocation of nests will, in fact, occur as a result of this study or otherwise.

In recent months, local financial institutions have maintained tight credit requirements.  These credit requirements were generally tightened during 2008 and 2009, in part due to concerns over the subprime lending market, that is, real estate loans extended to borrowers with poor credit.  We believe that these more restrictive lending practices by area banks have contributed, in part, to a sluggish local real estate market.

Residential

The real estate market in Brunswick County for 2009, following national trends, remained significantly slower than in 2007 or 2006.  City-data.com, an Internet-based source for information on real estate, reports the following statistics:

Fourth quarter of 2009:

•	Approximately 1,200 homes were sold, the lowest quarterly amount since 2004.

•	The median sales price of approximately $190,000 was higher than for any previous quarter in 2009 yet lower than for any quarter in 2008.

Year ended December 31, 2009:

•	Approximately 6,000 homes were sold, the lowest annual amount since 2004.

•	The median sales price was lower than for any year since 2004.

We believe that the economic recession and the tightened credit markets are the principal reasons for the continued softness in the residential housing market.  In addition, the real estate market in the City of Boiling Spring Lakes continues to be adversely affected by efforts, beginning in April 2006, by Fish and Wildlife to protect the habitat of the endangered red-cockaded woodpecker.  We believe that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker have contributed to our low level of real estate sales in 2009.

It is unclear at this time when the market in Brunswick County and, more particularly, in Boiling Spring Lakes will see any improvement.  We expect that our real estate sales in 2010 will continue to be substantially lower than for the several years up to and including 2007, due principally to economic conditions generally and to continued restrictions on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker within the city limits.

See “Item 1A.  Risk Factors,” below, for a discussion on numerous risk factors associated with our real estate business.

Commercial

Historically, our sales of commercial land have been sporadic, and often we record no sales of commercial land in a year.  Commercial development in the City of Boiling Spring Lakes has largely been concentrated along a stretch of State Road 87, the main road into and out of the development.  The local commercial real estate market has traditionally not been very strong, due to the city’s relatively small population, the lack of sewer service, and the availability of shopping and services in nearby towns, especially Southport, and large regional shopping centers in Wilmington.  Construction was active during 2006, declined in 2007 and 2008, and was very slow in 2009.  We believe that additional construction of commercial buildings along State Road 87 could have a positive effect on our sales of commercial land, but the timing and amount of revenue generated from such sales cannot be accurately projected.

■	Government Regulation; Environmental Laws and Regulations; Endangered and Protected Species

The real estate industry is subject to extensive and complex regulations.  We must comply with various federal, state and local laws, ordinances, rules, and regulations regarding zoning and construction; population density; availability and installation of utility services such as water, electricity, gas, and waste disposal; the preservation of the natural terrain; and other related matters.  We rely upon our employees, the General Partner, and various legal and other advisors for the expertise necessary to comply with all applicable regulations.

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

   ■  Liquid Assets and Reserves

As of December 31, 2009, we held $1,651,917 in cash, which amount includes $1,200,000 cash received upon maturity of certain brokered certificates of deposit in late December 2009 but which had not, at December 31, 2009, been reinvested.  In addition, we had $1,200,000 invested in brokered certificates of deposit having an initial maturity of more than 91 days but less than one year.  Accounts payable and accrued expenses, including accrued expenses owed to affiliates, as of such date totaled $243,244.

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

TABLE 3: RESERVES FOR CALCULATING DISTRIBUTABLE CASH

	Beginning	Additions	Ending
Year	Balance	During Year	Balance	Purpose Additional Reserve was Established

2002	$1,325,000	$100,000	$1,425,000	Repairs to the dam, road repairs and improvements.
2003	$1,425,000	$250,000	$1,675,000	Road repair and improvements, future extension of sewer system to our land, possible multi-user septic system.
2004	$1,675,000	$1,200,000	$2,875,000	Road repair and improvements, future extension of sewer system to our land, possible multi-user septic system.
2005	$2,875,000	$3,050,000	$5,925,000	Surrveying, road repair and improvements, future extension of sewer system to our land, possible development of commercial land.
2006	$5,925,000	$—	$5,925,000
2007	$5,925,000	$100,000	$6,025,000	Road repairs and improvements.
2008	$6,025,000	$—	$6,025,000
2009	$6,025,000	$100,000	$6,125,000	Water assessments.

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

   ■  Available Information

We file annual, quarterly, and current reports, and other information with the Securities and Exchange Commission (the “SEC”).   These filings are available to the public over the internet on the SEC’s website at www.sec.gov.  Our periodic reports and other information filed with the SEC may be inspected without charge and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

Item 1A.  Risk Factors

Our business faces numerous risks and uncertainties, including, among others, those described below.  If any of the following risks and uncertainties develops into an actual event, our business, financial condition, and/or results of operations could be materially and adversely affected.  In addition, an investment in our units involves numerous risks and uncertainties, including those described below.  These risks and uncertainties are not the only ones that we or unitholders may face.  Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us or our unitholders.

The real estate industry is experiencing a prolonged and severe downturn that may continue for an indefinite period and adversely affect our business and results of operations compared to prior years.

Beginning in, and continuing since, 2006, our market and the U.S. real estate industry as a whole have experienced a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale.  Rising unemployment, shrinking gross domestic product, reduced consumer spending, significantly tighter lending standards for borrowers, and the disruption in financial and credit markets generally have all contributed to a severe economic recession in the United States and a severe downturn in the domestic housing market.  North Carolina has experienced a substantial decline in demand in most of its residential real estate markets.  Home foreclosures and forced sales by homeowners under distressed economic conditions have contributed to the high levels of inventories of homes and homesites available for sale.  The collapse of demand for real estate and high levels of inventories have caused prices for residential real estate to significantly decline.

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

A prolonged recession in the national economy, or a further deterioration in national or regional economic conditions, especially in North Carolina, could continue to adversely affect our business.

A prolonged recession will have a material adverse effect on our business, results of operations, and financial condition.  If economic conditions were to deteriorate further, our financial condition could worsen.

Increasing interest rates could cause defaults for those who financed the purchase of their houses with adjustable rate and other interest rate-sensitive financing products, which could increase the number of homes available for resale.

Prior to 2006, many home buyers financed their purchases using financing products that involve adjustable rates, interest only mortgages, or other mortgages, including sub-prime mortgages, that involve, at least during initial years, monthly payments that were significantly lower than those required by conventional fixed-rate mortgages.  As monthly mortgage payments increase, either as a result of increasing adjustable rates or as a result of principal payments coming due, some of these home buyers could default on their payments and have their homes foreclosed, which would increase the inventory of homes available for resale.  Foreclosure sales and other distress sales may result in further declines in market prices for homes. In an environment of declining prices, many home buyers may delay purchases of homes in anticipation of lower prices in the future.  At the same time, as lenders perceive deterioration in credit quality among home buyers, lenders increase the qualifications needed for mortgages or adjust lending terms to address increased credit risk.  All of such actions have a negative affect on our business by making it more difficult for certain of our potential customers to obtain financing or resell their existing homes.

Changes that adversely affect liquidity in the secondary mortgage market could adversely affect our business.

The Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) are government-sponsored enterprises that provide significant liquidity to the secondary mortgage market, principally by purchasing mortgages from financial institutions that lend money to home buyers.  Freddie Mac also provides guarantees on mortgages, which allows borrowers to obtain financing when they would not otherwise be able to do so.  Fannie Mae incurred $130 billion in losses in 2008 and 2009 combined, while Freddie Mac incurred $71 billion in losses for the same two-year period.  Since September 2008, both entities have been in conservatorship, operating under the direction of the Federal Housing Finance Agency.  This status allows both entities to continue to operate, using funding from the U.S. Treasury to subsidize their operations.  Either or both entities may reduce or alter the scope of their activities to reduce future losses.  In addition, changes in federal laws and regulations could have the effect of curtailing the activities of Fannie Mae and Freddie Mac.  Any curtailment of the activities of Fannie Mae and Freddie Mac, or either of them, could increase mortgage interest rates and increase the effective cost of homes, which could reduce the demand for our real estate and adversely affect our business and results of operations.

We are subject to risks associated with investments in real estate.

Our revenues and the value of our real estate may decline due to developments that adversely affect real estate generally and those that are specific to our properties.  General factors that may adversely affect our properties include, among others, the following:

•	Increases in interest rates.

•	A general tightening of the availability of credit.

•	A decline in the level of employment.

•	A decline in the economic conditions in our primary market.

•	A decline in consumer confidence.

•	A decline in consumer income.

•	An increase in competition for customers.

•	An increase in supply of houses and/or homesites in our primary market.

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

•	A change in existing comprehensive zoning plans or zoning regulations that impose additional restrictions on use or requirements with respect to our property.

•	Our inability to provide adequate management and maintenance or to obtain adequate insurance.

•	An increase in operating costs.

•	New development of a competitor’s property in or in close proximity to our primary market.

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

The results of our operations will depend upon, among other things, our ability to market our real estate.  Our operations may not generate income sufficient to meet operating expenses or may generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain our business.  Our operations may be affected by many factors, some known by us, some unknown, and some which are beyond our control.  Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our unitholders to be impaired or lost.

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

We currently invest most of our cash in a money market account at a local financial institution and in U.S. Treasury securities and/or brokered certificates of deposit having a maturity of one year or less that are held to maturity.  We have exposure to changes in interest rates in that: (a) at the time any such Treasury security or brokered certificate of deposit matures, if the interest rate is lower for newly purchased Treasury securities or brokered certificates of deposit than that on the maturing security, future interest income will decrease due to the lower interest rate, and (b) interest rates paid on money market balances fluctuate with changes in market interest rates, therefore, interest earned on balances held in a money market account will decrease if market interest rates decrease.

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

Real estate assets are illiquid.

Real estate generally cannot be sold quickly.  We experience great volatility in the sale of our land, especially our commercial land and tracts.  Often, we record no sales of commercial land and tracts in a fiscal year.  It may not be possible for us to sell property on favorable terms when it is to our economic advantage to do so.  The illiquidity of real estate investments generally may impair our ability to respond promptly to changing circumstances.

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

We may be unable to obtain financing.

As of December 31, 2009, our total consolidated debt was zero.  There can be no assurance that the amounts available from internally generated funds, cash on hand, and sale of assets will be sufficient to fund our anticipated operations and meet existing and future liabilities.  We may be required to seek additional capital in the form of a loan from a bank or other lender.  Should we undertake any development activities, our business and earnings would also be substantially dependent upon our ability to obtain financing for those activities.  No assurance can be given that such financing will be available or, if available, will be on terms favorable to us.  If we are not successful in obtaining sufficient capital to fund the implementation of our business strategy and for other expenditures, we might be required to sell properties for far less than their market value.  At this time, however, we do not anticipate having to resort to selling our properties at substantial discounts from their market value.

Our customers may be unable to obtain financing.

Many purchasers of our real estate may need to obtain mortgage loans to finance the construction costs of homes to be built on homesites purchased from us.  Also, our homebuilder customers depend upon retail purchasers who rely on mortgage financing.  In the last couple of years, many mortgage lenders and investors in mortgage loans have experienced severe financial difficulties arising from losses incurred on sub-prime and other loans originated before the downturn in the real estate market.  Despite unprecedented efforts by the federal government to stabilize the nation’s banks, banking operations remain unsettled and the future of certain financial institutions remains uncertain.  Due to these problems, the supply of mortgage products has been constrained, and the eligibility requirements for borrowers have been significantly tightened.  These problems in the mortgage lending industry could adversely affect potential purchasers of our real estate, thus having a negative effect on demand for our real estate.

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

Due in large part to the terrorist activities of September 11, 2001, insurance companies re-examined many aspects of their business and took certain actions in the wake of these terrorist activities, including increasing premiums, mandating higher self-insured retentions and deductibles, reducing limits, restricting coverages, imposing exclusions (such as sabotage and terrorism), and refusing to underwrite certain risks and classes of business.  Significantly increased premiums, mandated exclusions, or changes in limits, coverages, terms, and conditions could adversely affect our ability to obtain appropriate insurance coverages.  However, at this time the only impact on our business has been an increase in insurance premiums.

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

Increases in property insurance premiums and decreases in the availability of homeowner property insurance in the coastal regions of North Carolina could reduce customer demand for our properties.

Homeowner property insurance companies doing business in the portions of the southeastern United States that are most subject to occasional hurricanes have reacted to recent hurricanes by significantly increasing premiums, requiring higher deductibles, reducing limits, restricting coverages, imposing exclusions, refusing to insure certain property owners, and in some instances, ceasing insurance operations in particular states.  It is uncertain what effect these actions will have on property insurance availability and rates in the coastal regions of North Carolina. This trend of decreasing availability of insurance and rising insurance rates could continue if there are severe hurricanes in the future.

The increasing costs of property insurance premiums in the coastal regions of North Carolina, as well as the decrease in private property insurers, could (1) deter potential customers from purchasing a home or homesite in Boiling Spring Lakes, or (2) make Southeastern North Carolina less attractive to new employers that can create high quality jobs needed to spur growth in the region, either of which could have a material adverse effect on our financial condition and results of operations.

Increases in real estate property taxes could reduce customer demand for homes and homesites in our development.

Brunswick County experienced significant increases in property values during the record-setting real estate activity in the first half of this decade.  As a result, many local governments have been, and may continue aggressively re-assessing the value of homes and real estate for property tax purposes. These larger assessments increase the total real estate property taxes due from property owners annually.  Because of decreased revenues from other sources due to the recession, many local governments have also increased their property tax rates.

The current costs of real estate property taxes in Brunswick County, and future increases in property taxes, could (1) deter potential customers from purchasing a lot or home in Boiling Spring Lakes, or (2) make Brunswick County less attractive to new employers that can create high-quality jobs needed to spur growth in the region, either of which could have a material adverse effect on our financial condition and results of operations.

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

At December 31, 2009, we owned, among other land, approximately 244 acres of undeveloped, unplatted land intended for residential use, and approximately 219 additional acres of undeveloped, unplatted land intended for commercial use.  Changes in zoning or other regulations may prevent us from subdividing all or a substantial portion of such acreage, which, in turn, may adversely affect our ability to continue generating revenue from real estate sales and/or our ability to effect a bulk sale of all or substantially all of our assets.  If we are unable to obtain a rezoning of commercial land, we may be unable to realize any value in a sale of such land.

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

The red-cockaded woodpecker is one of several species of flora and fauna on the endangered species list that inhabit or are believed to inhabit portions of Boiling Spring Lakes and the surrounding area.  We understand that Fish and Wildlife notified the City of Boiling Spring Lakes in February 2006 of that agency’s concern about the rapid development within the City’s borders and the loss of mature long-leaf pines that the endangered woodpecker prefers, and of the possibility that the City could be liable for violating federal laws intended to protect the endangered woodpecker if the City issued building permits for lots with nests.  Under such federal laws, (a) building and tree cutting within 200 feet of a nest tree are restricted without a federal permit, and (b) to provide a foraging area for the woodpeckers, development is restricted and cutting of long-leaf pine trees with a diameter of 10 inches or more is prohibited within a ½-mile radius around each nest site.  City ordinances are somewhat more restrictive and prohibit certain cutting of long-leaf pine trees with a diameter of 8 inches or more.

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

Our business is subject to complex corporate governance, public disclosure, and accounting requirements that have increased both our costs and the risk of noncompliance.

Because we are required to file periodic and other reports with the SEC, we are subject to certain rules and regulations of federal, state, and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded.  These entities, including but not limited to the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, and the SEC, have implemented requirements, standards, and regulations, including expanded disclosures, accelerated reporting requirements, and more complex accounting rules, and continue developing additional requirements. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from operating activities to compliance activities.

Because new and modified laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding related financial disclosures and compliance matters, and additional costs necessitated by ongoing revisions to our disclosures and governance practices.

Litigation resulting from disputes with our customers may result in substantial costs, liabilities, and loss of revenues.

From time to time we have disputes with purchasers of our properties.  Disputes may occur in the future and we may not be able to resolve those disputes in a satisfactory manner.

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

One significant infrastructure improvement that is planned for Southeastern North Carolina is the North Carolina International Terminal, a marine cargo facility intended to be capable of handling 1.5 million containers annually.  NC International Terminal is planned for a 600-acre undeveloped industrial site near Southport, North Carolina and approximately eight miles from Boiling Spring Lakes.  The land has been acquired but construction of the site infrastructure and the supporting road and rail links has not yet commenced.  The North Carolina State Ports Authority projects a 2017 opening date.  Environmental and other approvals have yet to be obtained.  Legal challenges to the cargo facility are outstanding or are contemplated, and we cannot guarantee that these lawsuits or any future legal challenges to the new cargo facility will be successfully resolved.  We also cannot guarantee that the construction of the cargo facility will not encounter other difficulties, such as financing issues, construction difficulties, or cost overruns, that may delay or prevent the completion of the new cargo port.  We believe that the construction and completion of NC International Terminal will be greatly beneficial to the overall economic development of Southeastern North Carolina and to our business prospects; however, if the new cargo facility is not completed, the effect on our business prospects is unclear.

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

Most of our land was acquired by our predecessor corporation in the 1960’s.  During the 1980’s, following tightened requirements on the installation of septic systems, we established a valuation allowance that effectively reduced the book value of much of our land to reflect lower market values.  Consequently, we have a low cost basis in most of our land. In recent years, we incurred significant capital expenditures, such as for rocking or paving roads, and many of these costs are capitalized as part of the book value of our land.  Adverse market conditions, in certain circumstances, may require the book value of real estate assets to be decreased, often referred to as a “write-down” or “impairment.” A write-down of an asset would decrease the value of the asset on our balance sheet and would reduce our earnings for the period in which the write-down is recorded.

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

The City of Boiling Spring Lakes has many lakes and ponds, some of which were created or enhanced by using earthen dams to raise the water level behind the dams.  We own and maintain only one of those dams; all of the other dams are, to our knowledge, owned and maintained by either the City of Boiling Spring Lakes or the owner of The Lakes Country Club.  From time to time, a dam owned by others may need repair, for example, as a result of a “wash out” of a portion of a dam following a hurricane, flood, or period of unusually heavy or prolonged rain, and it may become necessary for the owner of such dam to lower the water level behind the dam for an extended period of time.  During such time, we may be unable to sell land near the lake or pond with reduced water levels, or the price that we could realize upon a sale of such land may be substantially less than would be the case if the water level was not reduced.

Most of our real estate lacks municipal water and sewer services.

The lack of municipal water and public sewer services has been a major inhibiting factor in our efforts to sell and/or develop land in Boiling Spring Lakes.  Prior to 2004, virtually all residents in the development were forced to rely upon well water and individual septic systems.  The City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development in 2004.  An expansion of the municipal water system is currently underway, for which our assessment is $49,500.  Further expansions of water service will depend upon, among other factors, the ability to control costs of laying pipelines and the demand for such water service.

Brunswick County has plans for an area-wide sewer system for Boiling Spring Lakes; however, there is no firm date for the County to begin installation of such a system and we believe that such installation is at least several years in the future.  The City of Boiling Spring Lakes has developed preliminary plans for a municipal sewer system to serve a portion of Boiling Spring Lakes.  Those preliminary plans envision a joint project with the County for a system with a capacity of up to 100,000 gallons per day to service the City’s commercial corridor along Highway 87; however, such project is likely to be pursued only if funding is available from the federal government or from some other external source.  We believe that any other effort by the City to install a municipal sewer system, should any such system be installed, is at least several years in the future.  A private contractor may elect to install a sewer system to serve a portion of Boiling Spring Lakes where he is looking to develop commercial and/or residential land that he owns; however, there is no certainty that any such private sewer system will be installed or, if installed, that our land may connect to such private sewer system.

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

In 2000, we removed an underground storage tank located adjacent to the club house building of Fox Squirrel Country Club.  We owned that golf club until we sold it to a third party in 2001, and the club was subsequently renamed The Lakes Country Club.  Soil samples taken shortly after the removal showed a certain amount of contamination of soil and indications that diesel fuel may have leaked into the subsurface groundwater.  We undertook remediation by removing approximately 15 tons of contaminated soil, and adding fill to the affected area.  Test wells were placed near the former site of the underground storage tank to measure the level of subsurface groundwater contamination, and the test results were submitted to the North Carolina Department of Environment and Natural Resources (“NCDENR”).  Initial test results showed levels of groundwater contamination to be just above the standards.  From time to time during 2002 and 2003, additional tests were performed on subsurface groundwater samples, and the test results were submitted to NCDENR.  With one exception, all of the additional test results showed that the concentration of hydrocarbon compounds in the subsurface groundwater were either below detection limits or were substantially below standards; the one exception was the testing in May 2003, which showed that “C11-C22 aromatic concentration is non-compliant.”  As requested by NCDENR, we continued to monitor and sample the groundwater and to submit the test results to NCDENR periodically.  The written test results of sampling of subsurface groundwater taken in February 2004, showing that the concentration of hydrocarbon compounds in the subsurface groundwater were either below detection limits or were substantially below standards, were submitted to NCDENR.  On May 4, 2004, NCDENR issued a Notice of No Further Action, stating that NCDENR determined that we need not continue the monitoring and sampling of groundwater.   Such determination shall apply unless NCDENR makes a later determination that the concentration of hydrocarbon compounds that resulted from the release of diesel fuel from the now removed underground storage tank once again poses an unacceptable risk or a potentially unacceptable risk to human health or the environment.

We believe that we will not be incurring any further costs associated with release of diesel fuel from the now removed underground storage tank.  If, however, NCDENR should request that we conduct additional monitoring and testing or to conduct additional remediation, we believe that the cost of any such additional monitoring and testing or remediation is not likely to be material.

In connection with the sale of the assets of Fox Squirrel Country Club, we entered into an indemnification agreement with WW-Golf, the buyer of the assets.  Pursuant to such indemnification agreement, as amended, our liability related to testing and remediation involving the underground storage tank terminated on June 17, 2005.  However, should NCDENR require additional testing and/or remediation, and should WW-Golf be unable to bear the entire cost of such testing and/or remediation, it is possible that we will be required to bear some or all of such costs.

The amount of distributions to unitholders is uncertain.

We expect to sell the remainder of our properties over time with a view towards ultimately dissolving the partnership.  Despite repeated efforts in the past, we were unable to effect a sale of all or substantially all of our real estate, and have found ourselves generally able to sell only a small portion of our land at any one time through the sale of individual lots or groups of individual lots and/or the sale of relatively small tracts of land.  We believe that without a sale of all or substantially all of our real estate, it would be imprudent to make a distribution to partners until we know with reasonable certainty the amount and timing of any assessments relating to installation of water and sewer lines affecting our properties, lest the partnership become insolvent.  Furthermore, the amount and timing of any distributions would be dependent upon our business being established to operate at a level sufficient to consistently generate revenues in excess of expenses and capital expenditures.

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

We believe that this plan will, in future years, result in, among other things, an increase in the number of lots sold and a higher average sales price per lot than would otherwise be the case.  There can be no assurance, however, that sufficient cash will be generated from operations to successfully implement our plan or that our plan, if successful, will ultimately allow for distributions to unitholders greater than if we had pursued any other plan.

We may be required to use a liquidation basis of accounting in light of the foregoing.  Should we adopt a liquidation basis of accounting, we will need to make reasonable provisions to pay all claims and obligations, which include contingent and conditional claims as well as unknown claims that may arise after dissolution, such as assessments for water and sewer systems.  The consequence is that unitholders may not receive any distributions, or if they do, the distributions may be lower than the current book value of the units.  Because the amount of reserve required is uncertain, we may reserve a higher amount than necessary.  We do not plan on distributing cash to unitholders before entering dissolution.  Our ability to make cash distributions during dissolution will depend upon resolution of claims and liabilities.  Under any liquidation scenario, unitholders will not have control over the divestiture of our remaining assets or the liquidation process.   We cannot make any assurance that changes in our policies will serve fully the interests of all unitholders or that under any liquidation scenario the unitholders will receive any liquidating distributions of cash or other property, or if they do, that the distributions will equal or exceed the book value of the units at any past, present, or future time.

The amount and timing of future cash distributions, if any, to unitholders will depend upon generation of cash from sales of real estate holdings and the resolution of liabilities and associated costs.  We experienced operating losses for the years ended December 31, 2008 and 2009, and there can be no assurance that the amounts available from internally generated funds, cash on hand, and sale of our remaining assets will be sufficient to fund our anticipated operations and meet existing and future liabilities.  These losses, and the uncertainty surrounding liabilities and other claims, create uncertainties about our ability to meet existing and future liabilities as they become due.  We have taken certain steps, including conservation of cash, in light of these uncertainties.  We may be required to seek additional capital, such as in the form of bank financing; however, there is no assurance that such additional capital will be available or, if available, will be on terms favorable to us.

Distributions to unitholders are not guaranteed and may fluctuate with our performance and other external factors.

The amount of cash we can distribute to unitholders principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, the following:

•	The level of our operating costs.

•	The price at which we are able to sell land.

•	Federal, state and local regulations and taxes.

•	Prevailing economic conditions.

In addition, the actual amount of cash available for distribution will depend upon other factors, including, among others, the following:

•	The level of our capital expenditures.

•	The cost of acquisitions, if any.

•	Our debt service requirements and restrictions on distributions contained in future debt agreements, if any.

•	Fluctuations in our working capital needs.

•	Our ability to borrow under future credit agreements, if any, to make distributions to our unitholders.

•	The amount, if any, of cash reserves established by the General Partner, in its discretion, for the proper conduct of our business.

Because of the above factors, among others, we may not have sufficient available cash to pay cash distributions to our unitholders even during periods when we record net income.

 We may have cash balances in our bank accounts in excess of FDIC-insured limits.

We maintain our cash primarily at a bank insured by the Federal Deposit Insurance Corporation (“FDIC”).  The FDIC, an independent agency of the United States government, insures deposits up to $250,000 per depositor, per bank, subject to certain conditions; however, the insurance limit is currently set to drop to $100,000 after December 31, 2013.  In the event that the bank where we maintain our accounts becomes insolvent, we may lose some or all of any excess over FDIC-insured limits.  From time to time, we have had cash balances in excess of FDIC-insured amounts.  At December 31, 2009, we had cash balances at our bank less than the maximum of FDIC-insured amounts.

We may have balances in our brokerage accounts in excess of SIPC-insured limits.

We hold cash, and purchase and hold money market mutual funds, U.S. Treasury securities, and brokered certificates of deposit through a brokerage account at a securities broker-dealer insured by the Securities Investor Protection Corporation (“SIPC”).  The SIPC, a non-profit corporation set up and funded by the brokerage industry, insures investors accounts up to $500,000 per investor, subject to certain conditions, in the event that a member brokerage firm goes bankrupt and cash and securities are missing from customer accounts.  At December 31, 2009, we held in the account cash, investments in money market mutual funds, and brokered certificates of deposit totaling $2,609,375, or $2,109,375 in excess of SIPC-insured amounts.  Although a total of $1,200,000 is invested in brokered certificates of deposit that are fully insured by the FDIC, in the event that the broker-dealer where we maintain our account becomes insolvent or amounts in our account are lost or missing due to fraud or otherwise, we may lose some or all of any excess over SIPC-insured amounts.

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

The market price of our units may fluctuate significantly in response to numerous factors, many of which are beyond our control, including, among others, the following:

•	Conditions in equity, financial, and credit markets generally.

•	Actual, anticipated, or perceived fluctuations in our operating results or financial condition.

•	Actual, anticipated, or perceived changes in the market value of our real estate assets.

•	Changes in market valuations of other real estate companies, particularly those that sell real estate similar to or near ours.

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

•	The sale of a relatively large number of units at one time or in a short period of time by one or more unitholders.

•	The market’s perception of our future cash distributions.

•	Departure of key personnel.

Any of the above factors, or others, may have a significant negative effect on the market price of our units.

We may issue an unlimited number of units, on terms and conditions established by our general partner, without the consent of our unitholders, which would dilute the ownership interest of existing unitholders.

The issuance by us of additional units or other equity securities of equal or senior rank would have adverse effects, including, among others, the following:

•	Our unitholders’ proportionate ownership interest in us would decrease.

•	The amount of cash ultimately available for distribution on each previously outstanding unit may decrease.

•	The relative voting strength of each previously outstanding unit may be diminished.

•	The ratio of taxable income to distributions may increase.

•	The market price of our units may decline.

Our unitholders do not elect our general partner or vote on our general partner’s officers or directors.

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business.  Unitholders did not elect our general partner and have no right to elect our general partner on an annual or other continuing basis.

Fees paid and cost reimbursements due to our general partner may be substantial and may reduce our ability to ultimately pay distributions to unitholders.

Prior to making any distributions to our unitholders, we will pay all fees owed to our general partner and its affiliates, and reimburse them for all expenses they have incurred on our behalf.  The payment of these fees and reimbursement of these expenses could adversely affect our ability to make distributions to the unitholders.  Our general partner has sole discretion to determine the amount of these fees and expenses.  For additional information, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons.”

Your liability as a limited partner may not be limited, and our unitholders may have to repay distributions to us under certain circumstances.

As a limited partner in a partnership organized under South Carolina law, you could be held liable for our obligations to the same extent as a general partner if you participate in the “control” of our business.  Our general partner generally has unlimited liability for our obligations, except for those contractual obligations that are expressly made by us without recourse to our general partner.  Additionally, the limitations on the liability of unitholders for our obligations have not been clearly established in many jurisdictions.

Under certain circumstances, our unitholders may have to repay amounts wrongfully distributed to them.  If, for example, we should make a distribution that would cause our liabilities to exceed the fair value of our assets, unitholders who received the distributions may be required to return the amount of distributions to us.

Our general partner’s executive officers and directors face potential conflicts of interest in managing our business.

Our limited partnership agreement provides that our general partner (a) shall devote such time to our business as the General Partner, in its sole discretion, “deem[s] to be necessary to manage and supervise the Partnership business and affairs in an efficient manner”, and (b) “may engage in, or possess an interest in, other business ventures of any nature and description” and neither we nor our unitholders “shall have any rights in and to such ventures or the income or profits derived therefrom, and the pursuit of such activities, even if competitive with the business of the Partnership, shall not be deemed wrongful or improper.”  These provisions may create conflicts of interest regarding corporate opportunities and other matters.  The resolution of any such conflicts may not always be in our or our unitholders’ best interests.  In addition, the general partner’s officers and directors face potential conflicts regarding the allocation of their time, which may adversely affect our business, results of operations, and/or financial condition.

Our general partner’s discretion in determining the level of cash reserves may adversely affect our ability to make cash distributions to our unitholders.

Our partnership agreement requires our general partner to deduct from operating cash flow cash reserves, in its sole discretion, for “working capital, contingent liabilities, taxes, debt service, repairs, replacements, renewals, capital expenditures, or other purposes” necessary for the proper conduct of our business, or to comply with applicable law or agreements to which we are a party.  These cash reserves will affect the amount of cash available for distribution to unitholders.

Our general partner has conflicts of interest and limited fiduciary responsibilities, which may permit our general partner to favor its own interests to the detriment of our unitholders.

Conflicts of interest could arise in the future as a result of relationships between our general partner and its affiliates, on the one hand, and us, on the other hand.  As a result of these conflicts our general partner may favor its own interests and those of its affiliates over the interests of our unitholders.  The nature of these conflicts includes certain considerations, including, among others, the following:

•
Remedies available to our unitholders for breaches of fiduciary duty, among other things, may be limited.  Unitholders are deemed to have consented to some actions and conflicts of interest that might otherwise be deemed a breach of fiduciary or other duties under applicable state law.

•	Our general partner and its affiliates are not prohibited from engaging in other businesses or activities, including those in direct competition with us.

•
Our general partner determines the amount and timing of our asset purchases and sales, capital expenditures, borrowings, and reserves, each of which can affect the amount of cash that is ultimately distributed to unitholders.

•	Our general partner determines whether to issue additional units or other equity securities in us.

•	Our general partner determines which costs are reimbursable by us.

•	Our general partner controls the enforcement of obligations owed to us by it.

•	Our general partner decides whether to retain separate counsel, accountants, or others to perform services for us.

•
Our general partner is not restricted from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or from entering into additional contractual arrangements with any of these entities on our behalf.

Our partnership agreement limits our general partner’s fiduciary duties to our unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that waive or consent to conduct by our general partner and which reduce the obligations to which our general partner would otherwise be held by state-law fiduciary duty standards.  In order to become a limited partner of our partnership, a unitholder is required to agree to be bound by the provisions in the partnership agreement, including the provisions described above.

Our future indebtedness may limit our ability to borrow additional funds, make distributions to unitholders or capitalize on business opportunities.

At December 31, 2009, our total indebtedness outstanding was zero.  We may incur indebtedness in the future.  Any such indebtedness may have adverse effects including, among others, the following:

•	Our ability to finance future operations and capital needs may be restricted.

•	Our ability to pursue acquisitions and other business opportunities may be limited.

•	Our results of operations may be more susceptible to adverse economic or operating conditions.

Our payments of principal and interest on any future indebtedness will reduce the cash available for distribution on our units.  We will likely be prohibited from making cash distributions during an event of default under any future indebtedness, or if, either before or after such distribution, we fail to meet a coverage test set forth in the loan documents of any such future indebtedness.

Limitations in debt agreements of any future indebtedness may reduce our ability to incur additional indebtedness, to engage in some transactions and to capitalize on business opportunities.

If we were to become subject to entity-level taxation for federal or state tax purposes, the amount of our cash that is ultimately available for distribution to you would be substantially reduced.

The anticipated after-tax benefit of an investment in our units depends largely upon our being treated as a partnership for federal income tax purposes.  We have not requested, and do not plan to request, a ruling from the Internal Revenue Service (“IRS”) on this matter.

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

If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our units, and the costs of any such contest would reduce the amount of our cash that is ultimately available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes.  The IRS may adopt positions that differ from the positions that we take, even positions taken with the advice of counsel.  It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take.  A court may not agree with some or all of the positions we take.  Any contest with the IRS may materially and adversely impact the market for our units and the prices at which they trade.  Moreover, the costs of any contest between us and the IRS will result in a reduction in the amount of our cash that is ultimately available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

Even if you do not receive any cash distributions from us, you will be required to pay taxes on your share of our taxable income.

You will be required to pay federal income taxes and, in some cases, state and local income taxes, on your share of our taxable income, whether or not you receive cash distributions from us.  We do not currently have plans to make a distribution to unitholders.  Even if we were to make a distribution, the amount that you receive from us may not be equal to your share of our taxable income or even equal to the actual tax liability that result from your share of our taxable income.

You may be subject to state and local taxes and income tax return filing requirements in jurisdictions where you do not live as a result of investing in our units.

In addition to federal income taxes, you may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, and estate, inheritance, or intangible taxes that are or may be imposed by the various jurisdictions in which we do business or own property.  You may be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions.  Further, you may be subject to penalties for failure to comply with those requirements.  We may own property or conduct business in other states in the future.  It is your responsibility to file all federal, state, and local tax returns.

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

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units.  If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition.  Moreover, during the period of the loan to the short seller, any of our income, gain, loss, or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income.

The sale or exchange of 50% or more of our capital and profits interests within a twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period.  Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income.  In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination.

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

Changes in accounting principles, interpretations, and practices may affect our reported revenues, earnings, and results of operations.

Generally accepted accounting principles and their accompanying standards, implementation guidelines, interpretations, and practices for certain aspects of our business are complex and may involve subjective judgments, estimates, and assumptions, such as revenue recognition and inventory valuations.  Changes in interpretations could significantly affect our reported revenues, earnings, and operating results, and could add significant volatility to those measures without a comparable underlying change in cash flows from operations.  New accounting standards, such as International Financial Reporting Standards, could result in increased expenses as we modify our current practices and systems to comply with the new standards.

Item 1B.  Unresolved Staff Comments

Not applicable.

 Item 2.  Properties

Boiling Spring Lakes, North Carolina

Boiling Spring Lakes began in 1962 as a 14,000-acre development.  Part of the tract is now within the City of Boiling Spring Lakes, North Carolina, which had a 2008 population of 4,686 residents.  Boiling Spring Lakes is in Brunswick County, 25 miles southwest of Wilmington, North Carolina, and 8 miles northwest of Southport, placing the city in the northern portion of the coastal corridor connecting Wilmington, North Carolina and Myrtle Beach, South Carolina, inland of the beach area known as the Grand Strand.

The outline map of North Carolina below shows the approximate location of the City of Boiling Spring Lakes.

[THE REST OF THIS PAGE IS BLANK]

Our principal asset is our undeveloped land in Boiling Spring Lakes, comprising approximately 818 acres.  As of December 31, 2009, we owned the following:

•	Approximately 356 acres, divided into 1,079 platted unimproved individual lots, both recorded and unrecorded, intended for residential use.

•	Approximately 244 acres of undeveloped land intended for residential use.

•	Approximately 219 acres of undeveloped land intended for commercial use.

•	A building comprising approximately 500 sq. ft. that was until recently leased to the City of Boiling Spring Lakes at a rate of $1 per year for use as a post office.

•	A sales office comprising approximately 1,269 sq. ft.

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

Appraisal of Real Estate Assets

We obtained from Ingram and Company, Inc. (the “Appraiser”) an independent MAI appraisal report dated January 2010 valuing our real estate assets located in Boiling Spring Lakes at December 31, 2009.  Such assets comprised substantially all of our assets on such date other than cash, U.S. Treasury securities, and brokered certificates of deposit.  The appraisal values the appraised assets at $2,455,000 (the “Appraised Value”).  The Appraised Value is the Appraiser’s opinion of the most probable price which the property should bring in a competitive and open market under all conditions requisite to a fair sale, and assumes, among other things, a typically motivated buyer and seller in an “arm’s length” transaction, both parties are well informed or well advised about the assets and each acting in what he considers his own best interest, a reasonable time is allowed for exposure in the open market, payment is made in cash in U.S. dollars, and the price is unaffected by special or creative financing or sales concessions granted by anyone associated with the sale.  There is no guarantee that we could realize the Appraised Value of such assets upon a sale.  The actual sale price could be higher or lower than the Appraised Value.  The appraisal is not in connection with any requested minimum, maximum or specific appraised value, any pending or proposed sale or other transaction, or approval of any loan involving the appraised assets or us.  The foregoing summary of the appraisal is limited in its entirety by reference to the full appraisal report, a copy of which was is filed with the Securities and Exchange Commission as Exhibit 99.1 to this Annual Report on Form 10-K.

During 1988, we reduced the carrying value of the Boiling Spring Lakes property as a result of an appraisal obtained in December 1988.  During 1993, 1995, 1998, 2000, 2004, 2006, and 2008, we obtained updated appraisals of the Boiling Spring Lakes property.  Based upon those updated appraisals, no additional reduction to the carrying value was made.  As a result of the appraisal as of December 31, 2009 and in view of current market conditions, we and our accountants believe that the valuation allowance at December 31, 2009 was appropriate, and that no adjustment to the valuation allowance needed to be made.

Item 3.  Legal Proceedings

We are not currently a party to any material pending legal proceedings.  From time to time, we have been and may become a party to ordinary routine litigation incidental to our business.  While we believe that our potential liability from any of such proceedings may be substantial, we believe that the likelihood of incurring any such liability is low.

Item 4.  [RESERVED]

[THE REST OF THIS PAGE IS BLANK]

PART II

Item 5.  Market for Registrant's Common Equity, Related Unitholder Matters, and Issuer Purchases of Equity Securities

   ■ Market for the Partnership Units

There is no established public trading market for the partnership units, and there are only limited or sporadic quotations on the over-the-counter market for the units.  It is not anticipated that there will ever be an active public market for the units.

During 2008 and 2009, our units were quoted on Pink OTC Markets Inc. under the symbol REEV.PK.  The following table sets forth the high and low closing bid quotations in each of the four quarters of fiscal 2008 and fiscal 2009.  The information was obtained from Pink OTC Markets Inc.  Such over-the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not represent actual transactions.

TABLE 4: QUARTERLY INFORMATION ON PRICE RANGE OF PARTNERSHIP UNITS

		High	Low
		Bid	Bid
Fiscal 2009:
Fourth Quarter	(October 1 - December 31)	$0.25	$0.25
Third Quarter	(July 1 - September 30)	$0.25	$0.25
Second Quarter	(April 1 - June 30)	$0.50	$0.25
First Quarter	(January 2 - March 31)	$1.90	$0.50

Fiscal 2008:
Fourth Quarter	(October 1 - December 31)	$1.25	$1.25
Third Quarter	(July 1 - September 30)	$1.41	$1.25
Second Quarter	(April 1 - June 30)	$1.80	$1.25
First Quarter	(January 2 - March 31)	$2.20	$1.75

  ■ Holders of Units

As of December 31, 2009, there were 1,798 record holders of partnership units.  The total number of record holders has not changed substantially from December 31, 2009 to March 23, 2010, the latest practicable date prior to the filing of this Annual Report on Form 10-K.

   ■ Distributions

We have paid no cash distributions to partners since our inception in 1980.  We expect that no such distributions will be paid in 2010, even if our earnings may indicate an ability to do so.

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

Absent a bulk sale of our assets, we believe that the best use of the current cash balance and cash surpluses, if any, generated in future years is to preserve or improve the overall value of our assets by pursuing the following actions:

•	Investing cash in short-term Treasury securities and/or brokered certificates of deposit.

•	Undertaking certain infrastructure and other improvements in the development.

•	Making selected real estate-related investments in or near Boiling Spring Lakes, as market conditions may allow.

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

           There were no purchases of partnership units by us, our general partner, or any affiliate of us or our general partner during 2009.  At the request of two registered holders who, together, owned 300 partnership units, we cancelled the 300 units that they owned during 2009 for no consideration, and removed them from the list of registered holders.

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

TABLE 5: SELECTED INCOME STATEMENT DATA

	Year Ended December 31,
	2009	2008	2007	2006	2005
Revenues:
Property sales	$17,904	$—	$499,755	$899,411	$2,487,651
Other interest income and fin. charges	33,270	96,047	181,790	172,537	74,908
Other revenue	97	25,764	4,234	23,668	4,501
Total revenues	51,271	121,811	685,779	1,095,616	2,567,060

Operating expenses:
Direct costs of property sold	6	—	14,598	11,070	163,091
Selling, general and admin. expenses	512,916	534,710	675,214	652,290	675,135
Depreciation	3,846	3,846	3,924	3,969	2,791
Total operating expenses	516,768	538,556	693,736	667,329	841,017

Operating income (loss)	(465,497)	(416,745)	(7,957)	428,287	1,726,043
Rental income (loss) - net	—	—	—	—	(5,553)
Net income (loss)	$(465,497)	$(416,745)	$(7,957)	$428,287	$1,720,490

Per Unit Data
Net income (loss)	$(0.26)	$(0.23)	$—	$0.24	$0.95
Distributions	—	—	—	—	—

TABLE 6: SELECTED BALANCE SHEET DATA

	At December 31,
	2009	2008	2007	2006	2005

Cash, prepaid expenses and other current assets	$2,852,898	$3,351,240	$3,659,565	$3,670,587	$3,511,837
Note receivable	—	—	128,823	133,769	138,303
Properties held for sale and property and equipment, net	628,120	581,029	570,253	517,796	401,722
Total assets	$3,481,018	$3,932,269	$4,358,641	$4,322,152	$4,051,862

Accounts payable and accrued expenses	$243,244	$228,998	$238,625	$194,179	$352,176
Total liabilities	243,244	228,998	238,625	194,179	352,176
Partners' capital	3,237,774	3,703,271	4,120,016	4,127,973	3,699,686
Total liabilities and partners' capital	$3,481,018	$3,932,269	$4,358,641	$4,322,152	$4,051,862

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Properties held for sale generally represent undeveloped lots for which depreciation expense is not recorded.  We assess the realizability of the carrying value of our properties held for sale and related buildings and equipment whenever events or changes in circumstance indicate that impairment may have occurred in accordance with the provisions of ASC 360-10-35-21, “When to Test a Long-Lived Asset for Recoverability.”  Our assets have been written down, from time to time, to reflect their fair values based upon appraisals.

   ■ Cash and Equivalents

For purposes of the Statements of Cash Flows, we consider cash as cash on hand, cash deposited in financial institutions, money market accounts, and U.S. Treasury securities with maturities of less than 91 days at the date of purchase.  Cash equivalents are stated at cost, which approximates market value.

   ■  Investments

Investments as of December 31, 2009 and December 31, 2008 consist of certificates of deposit held with various financial institutions.  These certificates of deposit have been designated as held to maturity.

   ■ Impairment of Long-Lived Assets

Our long-lived assets, primarily real estate held for sale, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable.  We obtain an appraisal periodically (typically, every two years) for the Boiling Spring Lakes property and evaluate the carrying value of the property based on such appraisal.  We do not expect to reduce the carrying value of the property in the near future.

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

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

   ■  Revenues

Overall, revenues decreased 58% to $51,271 in 2009, compared to $121,811 in 2008.   The principal components of revenues and Management’s explanations for year-to-year changes are set forth below.

Property Sales

We had revenue from property sales of $17,904 in 2009, compared to no revenues in 2008.  Management believes that no conclusions ought to be drawn from the increase in revenues.  The severe economic recession and the tightened credit markets, as well as efforts, beginning in April 2006, by Fish and Wildlife to protect the habitat of the endangered red-cockaded woodpecker, resulted in a continuation of depressed home building activity and real estate sales in Boiling Spring Lakes.

Interest Income

Interest income in 2009 was $33,270 in 2009, compared to $96,047 in 2008.  Management attributes the 65% decrease to the combination of lower amounts invested during 2009 than in 2008 and to somewhat lower interest rates earned on our investments during 2009 than during 2008.

Other Revenue

Other revenue was $97 in 2009, compared to $25,764 in 2008.  The decrease of 99% is due substantially to the receipt in January 2008 of a refund of $20,929 in income taxes we paid to the State of North Carolina for 2005.  As a limited partnership, we generally pass income tax liability through to our partners.  With respect to 2005, however, Management believes that the administrative cost of allocating liability among the partners, and maintaining records therefor, would be unreasonably time-consuming and complex.  Management, therefore, elected to pay such taxes, with the result that each partner’s pro rata share of our income for such year was reduced by a pro rata share of such taxes paid.  Since the refund for 2005 was received in 2008, the refund was treated for accounting purposes as income.

      ■  Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 4% to $512,916 in 2009, compared to $534,710 in 2008.  Noteworthy changes from 2008 in the components of selling, general and administrative expenses, and the reasons therefor, are as follows:

Advertising

Advertising expenses decreased 60% to $4,494, compared to $11,308 in 2008.  Management attributes the decrease primarily to efforts to minimize expenses in the face of limited revenues.

Accounting Fees

During 2009, we paid our independent registered public accountant and others total accounting fees of $66,119, compared to $59,289 in 2008.  Management attributes the 12% increase primarily to a general increase in the audit requirements by independent registered public accounting firms of the financial statements of SEC-reporting entities, such as us.

Legal Fees

During 2009, we paid total legal fees of $33,135, compared to $40,431 in 2008.  Management attributes the 18% decrease to the need for our attorneys to address during 2008 various matters that did not need to be addressed during 2009.

Insurance

During 2009, we paid $22,355 for health insurance and related costs, compared to $13,706 in 2008.  Management attributes the 63% increase principally to increases in premiums.

Transfer Agent Fees and Expenses

During 2009, we paid our transfer agents total fees and expenses of $7,326, compared to $25,370 during 2008.  Management attributes the 71% decrease principally to one-time costs incurred in connection with the changing of our transfer agent in early 2008.

Miscellaneous Expenses

During 2009, we incurred $14,286 in miscellaneous expenses, compared to $8,190 in 2008.  Management attributes the 74% increase principally to costs incurred in 2009 in connection with the periodic appraisal of our real estate assets.  We did not obtain an appraisal, and, therefore, did not incur costs in connection with an appraisal, in 2008.

  ■  Depreciation

Depreciation expense in 2009 was $3,846, unchanged from 2008.  Management attributes the lack of change to there being no material increase or decrease in depreciable assets during 2009.

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

Interest Income

Interest income was $96,047 in 2008, compared to $181,790 in 2007.  Management attributes the 47% decrease to the combination of lower amounts invested during 2008 than in 2007 and to somewhat lower interest rates earned on our investments during 2008 than during 2007.

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

Accounting Fees

During 2008, we paid our independent registered public accountant and others total accounting fees of $59,289, compared to $43,194 in 2007.  Management attributes the 37% increase primarily to a general increase in the audit requirements by independent registered public accounting firms of the financial statements of SEC-reporting entities, such as us.

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

We may have to bear assessments relating to the installation of water and sewer lines installed by the City and others.  During 2009 we incurred a total assessment of $49,500 relating to the expansion of the City’s municipal water system.  We cannot estimate the amounts of future assessments, nor can we predict when any future assessments will become due.  The total of such assessments is likely to be substantial.  Our current cash balances and short-term investments may not be sufficient to meet all of these capital requirements.

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

   ■  Cash Flows from Operating Activities

During 2009, we used $435,878 of net cash in operating activities, compared to $449,650 of net cash used in 2008.  Management attributes the change principally to a greater amount of accrued expenses payable and a lower amount of accrued interest receivable at December 31, 2009 than at December 31, 2008.

   ■  Cash Flows from Investing Activities

Net cash provided by investing activities was $1,709,057, compared to $508,016 of net cash provided in 2008.  Management attributes the change primarily to the maturity in late December 2009 of $1,200,000 principal amount of brokered certificates of deposit and the reinvestment of the proceeds after December 31, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

We have no contractual obligations of the type required to be disclosed by Item 303(a)(5) of Regulation S-K.

Capital Expenditures During 2010

We postponed the approximately $50,000 in capital expenditures we had planned for 2009 for rocking and/or paving certain roads, and preparing certain land for sale.  Management believes that such expenditures, if made, will result in the sale of certain individual lots at a sales price per lot higher, and at a pace faster, than could be achieved if such work were not completed; however, to conserve cash in the face of uncertain prospects for 2010, we currently plan to make those expenditures during 2010 only if real estate sales pick up during the year.  Management expects that such expenditures will be funded out of existing cash balances, from cash generated from real estate sales, and/or from the proceeds of maturing short-term investments.  Such costs will be treated as a capital expenditure and have the effect of increasing the cost basis of the individual lots in the sections within which the roads are situated.  In addition, to address Fish and Wildlife’s concerns with respect to the red-cockaded woodpecker on certain portions of our land, we may spend between $10,000 and $30,000 during 2010, with additional amounts, as yet undetermined, likely to be sent in future years.  Depending upon market conditions and other relevant factors, Management may decide to spend more or less than such amounts during 2010.

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

Inflation has had only a minor impact on our operations during the fiscal years ended December 31, 2009, 2008, and 2007.  Moderate increases in costs and expenses incurred as a result of inflation have, Management believes, largely been offset by increases in the sales prices of land sold.

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

•
Short-term Investments:  We invest excess cash in U.S. Treasury securities or certificates of deposit having a maturity at the time of purchase of more than 91 days but less than one year.  As of December 31, 2009, all of our short-term investments were in certificates of deposit.  All of our short-term investments are classified as securities held to maturity.  If interest rates were to increase, upon sale or maturity of the certificates of deposit currently held, we would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the securities then purchased.   If interest rates were to decrease, upon sale or maturity of the certificates of deposit currently held, we would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the securities then purchased.  Unrealized gains or losses on securities classified as held to maturity that arise due to changes in interest rates would not be realized so long as the securities are held to maturity.

At December 31, 2009, we had cash of $1,651,917 and held $1,200,000 in certificates of deposit having a maturity at the time of purchase of more than 91 days but less than one year.  Had the average level of interest rates during 2009 been higher or lower by 100 basis points or one percent (1%), our net income would have been approximately $30,371 more or less, respectively.  The foregoing estimate of the change in net income is based upon quarterly average balances shown on our balance sheets at March 31, June 30, September 30, and December 31, 2009.

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

We had no interest-bearing debt outstanding during 2009 or 2008.

We do not enter into derivative contracts for our own account to hedge against the risk of changes in interest rates.

Item 8.  Financial Statements and Supplementary Data

See Part IV, “Item 15.  Exhibits and Financial Statement Schedules," for the response to this item.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, or the person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management has the responsibility for establishing and maintaining adequate disclosure controls and procedures.  Since we are a limited partnership, we have no officers or directors.  Mr. Davis P. Stowell, president of the General Partner, carries out the functions of our principal executive officer and principal financial officer, and, accordingly, is deemed to be our “management” for purposes involving the evaluation of the disclosure controls and procedures and the effectiveness thereof.  Mr. Stowell has, as of the end of the period covered by this Annual Report on Form 10-K, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon that evaluation, Mr. Stowell has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

The following report of Management shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Our management has the responsibility for establishing and maintaining adequate internal control over our financial reporting.  Since we are a limited partnership, we have no officers or directors.  Mr. Davis P. Stowell, president of the General Partner, carries out the functions of our principal executive officer and principal financial officer, and, accordingly, is deemed to be our “management” for purposes of establishing and maintaining adequate internal control over our financial reporting and the evaluation of the effectiveness thereof.  Mr. Stowell has, as of the end of the period covered by this Annual Report on Form 10-K, evaluated the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) and has determined that such internal control over our financial reporting is effective at the reasonable assurance level.  Mr. Stowell based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that occurred during the last fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We do not believe any significant deficiencies or material weaknesses exist in our internal control over financial reporting.  Accordingly, no corrective actions have been taken.

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

Officers and Directors of the General Partner

Davis P. Stowell, 53, President and Director of the General Partner.  Mr. Stowell has been President and a director of Grace Property Management, Inc. since 2003.  He was Vice President of the General Partner from 1993 to 2003.  He is also an officer of affiliates of Grace Property Management, Inc., most of which positions he has held since 1989.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of partnership units and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons.”  We are required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2009.  To our knowledge, based solely upon a review of all Section 16(a) filings furnished to us by Section 16(a) reporting persons or written representations that no such reports were required, during the fiscal year ended December 31, 2009, all Section 16(a) reporting persons complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

In connection with its role as our general partner, the General Partner has adopted a Code of Ethics that applies to each person who performs one or more of the following functions: principal executive officer, principal financial officer, and principal accounting officer or controller.  There has been no change to or amendment of the Code of Ethics during 2009.  We  shall furnish, without charge, a copy of the Code of Ethics to any person who requests a copy in writing sent to the General Partner at the following address: Mr. Davis P. Stowell, President, Grace Property Management, Inc., 55 Brookville Road, Glen Head, NY 11545.

Nominating Committee

Since we are a limited partnership, we have no officers or directors.  Grace Property Management, Inc., our general partner, performs functions generally performed by officers and directors.  The General Partner has no committees, including a nominating committee.  The Board of Directors of the General Partner functions in the capacity of a nominating committee.

Audit Committee

Since we are a limited partnership, we have no officers or directors.  Grace Property Management, Inc., our general partner, performs functions generally performed by officers and directors.  The General Partner has no committees, including an audit committee.  The Board of Directors of the General Partner functions in the capacity of an audit committee.  The Board of Directors of the General Partner has determined that Davis P. Stowell is an “audit committee financial expert” and that he is not “independent” as each such term is defined by the SEC.

Item 11.  Executive Compensation

The total compensation earned by the General Partner during each of the last three fiscal years ended December 31 is set forth in Table 7, below.

TABLE 7: SUMMARY COMPENSATION TABLE FOR FISCAL YEARS ENDING DECEMBER 31, 2009, 2008, AND 2007

Name and Principal Position	Year	General Partner Fee [a]
Grace Property Management, Inc.,	2009	$160,000
General Partner	2008	160,000
	2007	160,000

Notes:
[a]	Excludes payments made to affiliates of the General Partner as described in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

During 2009, payments made by us to the General Partner totaled $160,000, representing general partner fees for the first, second, and third quarters of 2009 as well as the fourth quarter of 2008.  During 2008, payments made by us to the General Partner totaled $160,000, representing general partner fees for the first, second, and third quarters of 2008 as well as the fourth quarter of 2007.  During 2007, payments made by us to the General Partner totaled $160,000, representing general partner fees for the first, second, and third quarters of 2007 as well as the fourth quarter of 2006.  As of December 31, 2009, general partner fees accrued but not paid to Grace Property Management, Inc. totaled $40,000, representing general partner fees for the fourth quarter of 2009.  As of December 31, 2008, general partner fees accrued but not paid to Grace Property Management, Inc. totaled $40,000, representing general partner fees for the fourth quarter of 2008.  As of December 31, 2007, general partner fees accrued but not paid to Grace Property Management, Inc. totaled $40,000, representing general partner fees for the fourth quarter of 2007.  Our partnership agreement provides for compensation to the general partners.  We have no other contract, agreement, plan, or arrangement with respect to future remuneration to Grace Property Management, Inc. other than to accrue interest (at an annual rate of 10%, compounded quarterly) on the unpaid balance when cash flow is insufficient to pay general partner fees.

The General Partner does not compensate its officers and directors.  Each of the officers and directors of the General Partner has duties and responsibilities with affiliates of the General Partner and is compensated by one or more of such affiliates.  Such compensation is not directly related to the general partner fees paid by us to the General Partner.

As of December 31, 2009, we had a group life insurance plan in place covering our full-time employees located in our Boiling Spring Lakes sales office.  We have no pension, retirement, or profit sharing plan but we do provide for incentive bonus compensation to our employees located in Boiling Spring Lakes for meeting or exceeding predesignated budget targets.  We have no options, warrants, appreciation rights, or other awards outstanding.  No Management person is indebted to us.  Other than for accrued vacation and accrued travel and other expenses, we are not indebted to any of our employees.

See “Item 13.  Certain Relationships and Related Transactions, and Director Independence” for other payments made to affiliates of the General Partner.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

We have no compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Security Ownership of Certain Beneficial Owners

As of March 23, 2010, we had 1,811,262 partnership units issued and outstanding.  Information as of March 23, 2010 concerning the number of partnership units beneficially owned by the persons who, to the knowledge of Management, based solely on records available to us, beneficially owned more than 5% of the units issued and outstanding on such date is set forth in Table 8, below.

TABLE 8: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Name and Address of Beneficial Owner	Amount Beneficially Owned [a]		Percent of Class

US Bank Trust National Association, as trustee	316,403	[b]	17.5%
141 North Main Avenue
Suite 300
Sioux Falls, SD

Grace & White, Inc.	233,507	[c]	12.9%
515 Madison Avenue		[d]
Suite 1700
New York, NY

John S. Grace	172,434	[e]	9.5%
55 Brookville Road
Glen Head, NY

MPF Flagship Fund 10, LLC; SCM Special Fund,	107,724	[f]	5.9%
LLC; and MPF-NY 2006, LLC
c/o MacKenzie Patterson Fuller, LP
1640 School Street
Moraga, CA

Notes:
[a]	Unless otherwise indicated, each of the persons named has sole voting and investment power.
[b]	Includes an aggregate of 109,173 units owned by 22 separate trusts, and 207,230 units owned by the Lorraine QTIP Trust, of which trusts US Bank Trust National Association is trustee.
[c]
Information was obtained from Schedule G, Amendment No. 2 filed with the Securities and Exchange Commission on February 2, 2010 as an investment adviser registered under Section 203 of the Investment Advisers Act of 1940.

[d]	The party’s Schedule 13G, Amendment No. 1 states that the party has sole voting power as to 183,157 units, and sole dispositive power as to 233,507 units.
[e]	Excludes 25,100 units owned by the General Partner.
[f]
Information was obtained from Schedule TO, Amendment No. 2, filed with the Securities and Exchange Commission on November 16, 2006 by the parties and certain of their affiliates, and Schedule TO, Amendment No. 3, filed with the Securities and Exchange Commission on July 19, 2006, by the parties and certain of their affiliates.  According to the filings, the holdings are allocated as follows: MPF Flagship Fund 10, LLC: 77,170 units; SCM Special Fund, LLC: 25,461 units; and MPF-NY 2006, LLC: 5,092 units, for a total of 107,723 units; however, the more recent filing states that the aggregate holding is 107,724 units.

Security Ownership of Management

Information as of March 23, 2010 concerning the number of partnership units beneficially owned by (1) Grace Property Management, Inc., the General Partner, (2) each director of Grace Property Management, Inc., and (3) the directors and executive officers of Grace Property Management, Inc. as a group is set forth in Table 9, below.

TABLE 9: SECURITY OWNERSHIP OF MANAGEMENT

Name and Address of Beneficial Owner	Amount Beneficially Owned [a]		Percent of Class
Grace Property Management, Inc.(the general partner)[b]	25,100		1.4%

Davis P. Stowell [b]	—	[c]	—

All directors and officers of the general partner as a group (1 person)	—	[c]	—

Notes:
[a]	Unless otherwise indicated, each of the persons named has sole voting and investment power.
[b]	Address is 55 Brookville Road, Glen Head, NY.
[c]	Excludes 25,100 units owned by the general partner.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

For 2009, 2008, and 2007, the General Partner and its affiliates charged us for general partner fees, rent, consulting fees, legal services, and interest on unpaid balances at an annual rate of 10%, compounded quarterly, as set forth in Table 10, below.  All of such charges have been provided for in our financial statements.  Amounts paid by us to the General Partner and its affiliates during 2009, 2008, and 2007 reflect amounts previously accrued and unpaid.   See “Item 11.  Executive Compensation,” for information on general partner fees paid to the General Partner.

TABLE 10: CHARGES BY GENERAL PARTNER AND ITS AFFILIATES 2007 - 2009

	2009	2008	2007
General partner fee	$160,000	$160,000	$160,000
Rent for office space	19,000	19,000	19,000
Reimbursement of expenses	1,301	190	1,366
Consulting fees	—	—	100,000

An affiliate of the General Partner charges us for office space used by officers of the General Partner.  The amounts charged for 2009, 2008, and 2007 are set forth in Table 10, above.  The amount paid by us during 2009 was $19,000, which represents rent for the first, second, and third quarters of 2009 as well as the fourth quarter of 2008.  The amount paid by us during 2008 was $19,000, which represents rent for the first, second, and third quarters of 2008 as well as the fourth quarter of 2007.  The amount paid by us during 2007 was $19,000, which represents rent for the first, second, and third quarters of 2007 as well as the fourth quarter of 2006.  At December 31, 2009, the amount of accrued but unpaid rent was $4,750.

In 2007, we paid an affiliate of the General Partner $100,000 in consulting fees in connection with the tender offers for our partnership units made by third parties during 2006.

We paid an affiliate of the General Partner consulting fees in connection with the sale of the assets of Fox Squirrel Country Club.  Such consulting fees were equal to 2½% of the gross purchase price paid in cash at the March 2001 closing and, thereafter, 2½% of the principal payments received by us on the Promissory Note.  All of such consulting fees were accrued on our financial statements and were paid as and when we received principal on the Promissory Note.  Given the relatively minor amounts of each monthly payment prior to maturity, we paid the consulting fees semi-annually in arrears, and interest for late payments in respect of such quarterly payments of consulting fees were waived by the recipient.  As of December 31, 2008, no further payments of consulting fees were due to such affiliate of the General Partner.

Officers of the General Partner charge us for their out-of-pocket expenses incurred when traveling on partnership business or otherwise incurred in connection with our business or us.   The amounts charged for and paid during 2009, 2008, and 2007 are set forth in Table 10, above.  At March 23, 2010 and December 31, 2009, we owed nothing with respect to reimbursement of out-of-pocket expenses.

The General Partner and its affiliates charge us late fees on amounts not timely paid, with interest at an annual rate of 10%, compounded quarterly.  No amounts were charged for 2009, 2008, or 2007.

Except for the preceding items, there were no transactions between the General Partner or its affiliates (including Management of the General Partner and their immediate families) and us during the fiscal year ended December 31, 2009 or thereafter.  There were no other related party transactions and there existed no indebtedness to us from the General Partner or its affiliates (including Management of the General Partner and their immediate families).

Review, Approval, or Ratification of Transactions with Related Persons

The General Partner has the ultimate authority to approve all related party transactions.

Director Independence

We have no directors.  The General Partner performs functions generally performed by directors.

Item 14.  Principal Accountant Fees and Services

Table 11, below, details the aggregate fees for professional services and expenses by our Independent Registered Public Accounting firm during 2009 and 2008.

TABLE 11: FEES FOR PROFESSIONAL SERVICES BY THE PARTNERSHIP'S
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

		Year Ended December 31,
		2009	2008

Audit fees	[a]	$50,365	$40,876
Audit-related fees	[b]	—	—
Tax compliance fees	[c]	—	—
Other fees	[d]	—	—
		$50,365	$40,876

Notes:
[a]
The aggregate fees for professional services rendered by the independent registered public accounting firm for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, or services normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and 2008.  Amounts for the fiscal year ended December 31, 2009 are for Frazer Frost, LLP.  All other amounts are for Frost, PLLC.

[b]	There were no Audit-Related Fees billed by either Frazer Frost, LLP or Frost, PLLC for the fiscal years ended December 31, 2009 and 2008.
[c]	There were no Tax Fees billed by either Frazer Frost, LLP or Frost, PLLC for the fiscal years ended December 31, 2009 and 2008.
[d]	There were no Other Fees billed by either Frazer Frost, LLP or Frost, PLLC for the fiscal years ended December 31, 2009 and 2008.

As more fully described in a Form 8-K that we filed with the SEC on January 7, 2010, and in Amendment No. 1 to Form 8-K that we filed on January 20, 2010, we were notified that, effective January 1, 2010, Frost, PLLC (“Frost”), our independent accountant, and the principal accountant who was engaged to audit our financial statements, and certain partners of Moore Stephens Wurth Frazer and Torbet, LLP (“MSWFT”) formed Frazer Frost, LLP (“Frazer Frost”), a new partnership.  Pursuant to the terms of a Combination Agreement by and among Frost, MSWFT and Frazer Frost, each of Frost and MSWFT contributed substantially all of their assets and certain of their liabilities to Frazer Frost, resulting in Frazer Frost assuming Frost’s engagement letter with us and becoming our new independent accounting firm, and the principal accountant engaged to audit our financial statements, effective January 1, 2010.  As a consequence of the transaction between Frost and MSWFT forming Frazer Frost, and simultaneously with the effectiveness of this transaction, Frost resigned as our certifying accountant.

The General Partner has reaffirmed Frazer Frost as our independent registered public accountants for the fiscal years ended December 31, 2009 and 2010.

Approval Process

The General Partner has no committees, including an Audit Committee.  The Board of Directors of the General Partner is responsible for the appointment, compensation, and oversight of the work of the independent registered public accounting firm and approves in advance any services, whether audit-related or not, to be performed by the independent registered public accounting firm.

[THE REST OF THIS PAGE IS BLANK]

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statements

The documents filed as part of this report are listed in the Index to Financial Statements set forth in Table 12 below.

TABLE 12: INDEX TO FINANCIAL STATEMENTS

Financial Statement Schedules

The financial statement schedules filed as part of this report are listed in the Index to Financial Statement Schedules set forth in Table 13, below.  All other required supplemental financial schedules are either contained within the notes to the financial statements or are not applicable.

TABLE 13: INDEX TO FINANCIAL STATEMENT SCHEDULES

Exhibits

A complete listing of exhibits, including those incorporated by reference, is shown on Table 14, below.  All other exhibits are not applicable.

TABLE 14: LIST OF EXHIBITS

Exhibit No.	Description of Exhibit
3.1
Amended and Restated Partnership Agreement of Reeves Telecom Limited Partnership (as amended October 28, 2008).  Filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed on November 3, 2008.  [a]

31.1	Rule 13a-14(a)/15d-14(a) Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	The Ingram & Company, Inc. appraisal of the Boiling Spring Lakes property as of December 31, 2009.

Notes:
[a]	Incorporated herein by reference.

[THE REST OF THIS PAGE IS BLANK]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEVES TELECOM LIMITED PARTNERSHIP

Signatures		Title	Date

By:	Grace Property Management, Inc.	General Partner	March 30, 2010

By:	/s/ DAVIS P. STOWELL
Davis P. Stowell
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ DAVIS P. STOWELL	President and Director of	March 30, 2010
	Davis P. Stowell	General Partner
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)

[THE REST OF THIS PAGE IS BLANK]

REEVES TELECOM LIMITED PARTNERSHIP

December 31, 2009 and 2008

Financial Statements
And
Supplementary Information

With

Report of Independent Registered Public Accounting Firms

Table of Contents

Report of Independent Registered Public Accounting Firm

Partners
Reeves Telecom Limited Partnership
Glen Head, New York

We have audited the accompanying balance sheet of Reeves Telecom Limited Partnership as of December 31, 2009, and the related statements of operations, changes in partners’ capital and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Reeves Telecom Limited Partnership as of December 31, 2008 and 2007 were audited by FROST, PLLC who was merged into FRAZER FROST, LLP, and whose report dated March 24, 2009, expressed an unqualified opinion on those financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reeves Telecom Limited Partnership as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Frazer Frost, LLP

Certified Public Accountants

Little Rock, Arkansas
March 29, 2010

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

/s/ Frost, PLLC

Certified Public Accountants

Little Rock, Arkansas
March 24, 2009

REEVES TELECOM LIMITED PARTNERSHIP

Balance Sheets

December 31, 2009 and 2008

	2009	2008
Assets

Cash and cash equivalents	$1,651,917	$378,738
Certificates of deposit	1,200,000	2,960,000
Accrued interest receivable	981	12,502
Properties held for sale and property and equipment
Properties held for sale	393,948	343,831
Property and equipment, net	234,172	237,198

	$3,481,018	$3,932,269

Liabilities and Partners' Capital

Current liabilities
Accounts payable and accrued expenses	$198,494	$184,248
Accrued expenses – affiliates	44,750	44,750
Total current liabilities	243,244	228,998

Commitments and contingencies

Partners' capital
Issued and outstanding 1,811,262 and 1,811,562 units at
December 31, 2009 and 2008, respectively	3,237,774	3,703,271

Total liabilities and partners' capital	$3,481,018	$3,932,269

The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

Statements of Operations

	2009	2008	2007
Revenues
Property sales	$17,904	$-	$499,755
Interest income and finance charges	33,270	96,047	181,790
Other revenue	97	25,764	4,234
Total revenues	51,271	121,811	685,779

Operating expenses
Direct costs of property sold	6	-	14,598
Selling, general and administrative expenses	512,916	534,710	675,214
Depreciation	3,846	3,846	3,924
Total operating expenses	516,768	538,556	693,736

Net loss	$(465,497)	$(416,745)	$(7,957)

Loss per partnership unit	$(0.26)	$(0.23)	$-

Partnership weighted-average units issued
and outstanding	1,811,454	1,811,562	1,811,562

The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

Statements of Changes in Partners’ Capital

Balance - January 1, 2007	$4,127,973

Net income	(7,957)

Balance - December 31, 2007	4,120,016

Net loss	(416,745)

Balance - December 31, 2008	3,703,271

Net loss	(465,497)

Balance - December 31, 2009	$3,237,774

The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

Statements of Cash Flows

	2009	2008	2007
Cash flows from operating activities
Net loss	$(465,497)	$(416,745)	$(7,957)
Adjustments to reconcile net loss to net cash
used by operating activities
Depreciation	3,846	3,846	3,924
Changes in operating assets and liabilities
Accrued interest receivable	11,521	(12,502)	-
Property held for sale, net	6	(14,622)	(54,847)
Accounts payable and accrued expenses	14,246	(6,406)	44,569
Accrued expenses - affiliates	-	(3,221)	(123)
Net cash used by operating activities	(435,878)	(449,650)	(14,434)

Cash flows from investing activities
Purchase of land improvements and equipment	(50,943)	-	(1,534)
Principal payment on note receivable	-	128,823	4,946
Purchase of certificates of deposit	(3,840,000)	(7,021,807)	(7,214,924)
Proceeds from sale of certificates of deposit	5,600,000	7,401,000	7,207,000
Net cash provided (used) by investing activities	1,709,057	508,016	(4,512)

Net increase (decrease) in cash and cash equivalents	1,273,179	58,366	(18,946)

Cash and cash equivalents - beginning of year	378,738	320,372	339,318

Cash and cash equivalents - end of year	$1,651,917	$378,738	$320,372

The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2009 and 2008

1.	Nature of Operations

On May 17, 1979, the stockholders of Reeves Telecom Corporation (the “Corporation”) approved a plan of liquidation (the “Plan”) for the Corporation and its subsidiaries.  The Plan, which was determined by the Internal Revenue Service to qualify as a Section 337 liquidation, authorized the Corporation’s Board of Directors to sell the Corporation’s assets and distribute any remaining unsold assets to its stockholders and/or a liquidation trust.  On May 8, 1980, stockholders at a special meeting approved an amendment to the Plan whereby assets not sold within one year of the date the Plan was approved could be transferred, at the discretion of the Board of Directors, from the Corporation to a South Carolina limited partnership which would undertake to sell the remaining assets on behalf of the stockholders.  On May 15, 1980, the Corporation was liquidated and all of its unsold assets and liabilities were transferred to Reeves Telecom Associates, a South Carolina limited partnership (the “Partnership”). Stockholders of the Corporation received one partnership unit in exchange for each share of common stock.  The offering of the units is registered under the Securities Act of 1933, but the units are not listed on any national securities exchange.  In January 1987, pursuant to a change in South Carolina law, the Partnership’s legal name was changed from Reeves Telecom Associates to Reeves Telecom Limited Partnership.  From the liquidation of the remaining assets, the Partnership may acquire additional properties or make distributions to the partners.  The Partnership currently has no intent to acquire additional properties but is not precluded from doing so.

Pursuant to the Plan, the Corporation sold all of its broadcasting assets and substantially all of the land held for development and sale at one of its two land development locations and distributed to its stockholders cash of $.90 per share on February 29, 1980 and $2.30 per share on May 14, 1980.

The remaining assets of the Partnership are primarily land held for sale, certificates of deposit and cash.  The cash was generated from real estate sales including the sale of a golf club.  During the first quarter of 2001, the Partnership sold the golf club.

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

December 31, 2009 and 2008

2.	Summary of Significant Accounting Policies (cont.)

c.
Property sales – Property sales represent individual building lots and other undeveloped land sold for cash and the gross sales price of residential houses built or acquired by the Partnership for resale. The revenue from these sales is recognized at the closing date unless a deferral is required pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-20, “Real Estate Sales.”  Land cost included in direct costs of property sold represents the proportionate amount of the total initial project costs, after recorded valuation allowances, based on the sales value of the lot to the total estimated project sales value plus the value per lot of any capital improvements made subsequent to the initial project costs.

d.
Properties held for sale and property and equipment – Property and equipment are stated at cost less accumulated depreciation.  Depreciation for financial reporting purposes is calculated on the straight-line basis over the estimated useful lives of 8 to 40 years for buildings and 5 to 20 years for equipment and land improvements.

Properties held for sale generally represent undeveloped lots for which depreciation expense is not recorded.  The Partnership assesses the realizability of the carrying value of its properties held for sale and related buildings and equipment whenever triggering events or changes in circumstance indicate that impairment may have occurred in accordance with the provisions of ASC 60-10, “Property, Plant and Equipment.”  The Partnership’s assets have been written down, from time to time, to reflect their fair values based upon appraisals.

e.
Significant concentrations of credit risk – From time to time during 2009, the Partnership maintained cash balances in excess of Federal Deposit Insurance Corporation (“FDIC”) insured amounts.  In the event the bank, where the Partnership maintains its accounts, becomes insolvent, the Partnership may lose some or all of such excess.

At December 31, 2009, the Partnership maintained cash, investments in money market mutual funds and brokered certificates of deposit totaling $2,609,375 at a broker-dealer, or $2,109,375 in excess of Securities Investor Protection Corporation insured amounts.  Although a total of $1,200,000 is invested in brokered certificates of deposit that are fully insured by the FDIC, in the event the broker-dealer, where the Partnership maintains its accounts, becomes insolvent or amounts in the Partnership are lost or go missing due to fraud or otherwise, the Partnership may lose some or all of such excess.

f.
Cash and cash equivalents – For purposes of the statements of cash flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions, money market accounts and U.S. Treasury securities with maturities of less than 91 days at the date of purchase.  Cash equivalents are stated at cost, which approximates market value.

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2009 and 2008

2.	Summary of Significant Accounting Policies (cont.)

g.
Impairment of long-lived assets – The Partnership’s long-lived assets, primarily real estate held for sale, are carried at cost unless circumstances indicate the carrying value of the assets may not be recoverable.  The Partnership obtains an appraisal periodically (typically, every two years) for the Boiling Spring Lakes property and evaluates the carrying value of the property based on such appraisal.  The Partnership obtained an appraisal as of December 31, 2009, which did not indicate any impairment should be recognized.  The Partnership applies a valuation allowance to land if such land is unsuitable for the installation of an individual septic system as determined by testing conducted by the local health department or, in the absence of such testing, as determined by the Partnership based upon topography.  Land the Partnership believes to be suitable for the installation of an individual septic system based upon topography may, by subsequent testing, be determined to be unsuitable.  More typically, land the Partnership believes to be unsuitable for septic based upon topography may, by subsequent testing, be determined to be suitable.  The valuation allowance is allocated among the land held for sale only following each periodic appraisal, while the determination of a particular lot or parcel of land as being suitable or unsuitable for septic may be made at any time prior to the sale of such land.  Since the direct cost of land sold is net of the applicable valuation allowance, the direct cost of a lot or parcel of land the Partnership believes to be suitable for septic that, on the basis of testing, is subsequently determined to be unsuitable may, therefore, exceed the sales price of such land, in which case the Partnership would realize a loss on the sale of such land.  To the best of management’s knowledge, the Partnership has never realized such a loss, and if such a loss or losses were to occur, management believes the aggregate amount of such losses would not materially affect the Partnership’s financial condition or results from operations.

h.
Fair value measurements – Effective January 1, 2008, the Partnership adopted FASB ASC 820, “Fair Value Measurements and Disclosures.”  FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  The statement indicates, among other things, that a fair value measurement assumes the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.

i.	Advertising costs – Advertising costs of $4,494, $11,308 and $12,361 were expensed as incurred during the years ended December 31, 2009, 2008 and 2007, respectively.

j.
Recently issued accounting standards – In September 2009, the Partnership adopted FASB ASC.  ASC is the single official source of authoritative, nongovernmental generally accepted accounting principles.  The adoption of ASC did not have any impact on the financial statements included herein.

In August 2009, the FASB issued ASC Update 2009-05, an update to ASC 820, “Fair Value Measurements and Disclosures.”  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical asset or liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05.  ASC Update 2009-05 will become effective for the Partnership’s annual financial statements for the year ended December 31, 2010.  The Partnership has not determined the impact this update may have on its financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2009 and 2008

3.	Properties Held for Sale and Property and Equipment

The Partnership obtained an independent appraisal report dated February 25, 2010 valuing the properties held for sale at December 31, 2009.  Based upon this appraisal, management determined that no additional valuation allowances were required.  Management believes the properties held for sale are not reported in excess of their fair values at December 31, 2009 or 2008.

A summary of properties held for sale and property and equipment at December 31, 2009 and 2008 is as follows:

	2009	2008
Properties held for sale
Boiling Spring Lakes land held for sale	$932,862	$883,204
Less valuation allowance	(538,914)	(539,373)
Total properties held for sale	393,948	343,831

Property and equipment
Land and land improvement	248,506	247,684
Buildings	58,301	58,301
Equipment	10,182	10,182
	316,989	316,167
Less accumulated depreciation	(82,817)	(78,969)
Total property and equipment, net	234,172	237,198

Total properties held for sale and property
and equipment, net	$628,120	$581,029

4.	Investments

At December 31, 2009 and 2008, investments consist of certificates of deposit held with various financial institutions.  The fair market value of the investments may fluctuate depending on changes in interest rates.  Fair market value was $1,199,393 and $2,962,811 at December 31, 2009 and 2008, respectively.  The net unrealized gains (losses) were $(607), $2,811 and $44,247 at December 31, 2009, 2008 and 2007, respectively.  Cost was $1,200,000 and $2,960,000 at December 31, 2009 and 2008, respectively.  Investment income was $32,837, $84,963 and $162,682 at December 31, 2009, 2008 and 2007, respectively.

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2009 and 2008

5.	Accrued Expenses – Affiliates

A summary of accrued expenses owed to affiliates at December 31, 2009 and 2008 is as follows:

	2009	2008

General Partner's fees	$40,000	$40,000
Rent	4,750	4,750

	$44,750	$44,750

General Partner’s fees represent amounts owed to the General Partner.  Rent represents amounts owed to certain affiliates of the General Partner.  From time to time, the General Partner and its affiliates charge the Partnership interest on amounts owed to them.  See Note 6 for additional information regarding related party transactions.

6.	Related Party Transactions

The General Partner and its affiliates charged the Partnership for services and office space for the years ended December 31, 2009, 2008 and 2007 as follows:

	2009	2008	2007

General Partner's fees	$160,000	$160,000	$160,000
Rent for office space	19,000	19,000	19,000
Reimbursement of other expenses	1,301	190	1,366
Consulting fees	-	-	100,000

	$180,301	$179,190	$280,366

Fees charged by the general partner are determined on an annual basis and represent services provided by the general partner for management, financial statement preparation and SEC filings throughout the year.

7.	Income Taxes

No provision has been made for federal income taxes since income or loss is includable in the partners’ returns as they report to tax authorities in their respective capacities as partners.  During 2008 and 2007, the Partnership expensed $10,000 and $35,000, respectively, of state income taxes paid.  Management believes that the administrative cost of allocating such liability among the partners would be time consuming and complex.  Therefore, management elected to pay such taxes and reduce each partner’s pro rata share of income.  There were no state income taxes paid in 2009.

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2009 and 2008

8.	Commitments and Contingencies

Dam Repairs

The Partnership is responsible for the maintenance and repair of an earthen dam designed to retain water in one of the lakes.  The dam was breeched in 1996 and the Partnership has spent approximately $184,000 in repairs since 2001.  The Partnership intends to deed the dam to the City of Boiling Spring Lakes, but the city has required additional repairs before accepting ownership.  The Partnership believes that damage to the dam, such as could occur during a hurricane or a flood, before the transfer of title could result in significant additional repair costs.

Commitment for Municipal Water and Sewer Services

Most of the land owned by the Partnership lacks municipal water and sewer service.  The City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development in 2004.  A significant portion of the costs of water distribution and sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land.  In 2009, the City of Boiling Spring Lakes began work on an expansion of the municipal water system.  The Partnership believes that such work should be completed by the summer of 2011.  The cost of the expansion is to be borne by owners of land directly passed by new water mains by the payment of an assessment of $500 per lot plus a tap fee of $860 per lot containing a dwelling.  The Partnership’s total assessment was determined to be $49,500 based upon a formula that allows adjoining lots to be aggregated into a group and counted as one lot for assessment purposes.  Should the Partnership sell some, but not all of the lots that were aggregated into a group, an additional assessment may have to be paid by the Partnership with respect to such lots at the time the sale of such lots is closed.  The Partnership capitalized $49,500 of assessments in 2009 by increasing the cost basis of land affected.

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

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2009 and 2008

8.	Commitments and Contingencies (cont.)

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

The Partnership believes the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership.  The Partnership’s ability to sell land at its asking prices would be adversely affected if the water level in the lakes was substantially below normal for any length of time.  Due to drought or near-drought conditions for much of 2007, nearly all the lakes within the City of Boiling Spring Lakes had a water level substantially below normal.  These conditions resulted in a lowering of the water level, and sinkholes developed in the bed of Boiling Spring Lake, the largest lake in the community.  Remedial measures taken by the city solved the issue of the sinkholes; however, the lack of normal rainfall prevented the lakes, including Boiling Spring Lake, from returning to approximately normal levels for some time after the remedial measures were taken.  The water level of most of the lakes, including Boiling Spring Lake, has since returned to approximately normal.  The Partnership has not made any representations or warranties to buyers of land as to the water level in the lakes.  Nevertheless, it is reasonably possible that one or more of such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the water level of the lakes being substantially below normal, whether due to damage to the dam, protracted drought conditions or otherwise.  If any litigation is instituted seeking compensation or rescission, the Partnership believes that it would prevail on the merits, although no such assurances can be given, but the cost of defending such litigation could be substantial.  As of the date of this report, there is no pending litigation, and the Partnership is not aware of any potential claims or actions in these matters.  The Partnership has made no provision in the financial statements related to this contingent liability.

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2009 and 2008

8.	Commitments and Contingencies (cont.)

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

9.	Subsequent Events Evaluation Date

The Partnership evaluated the events and transactions subsequent to its December 31, 2009 financial statement date and, in accordance with FASB ASC 855-10-50, “Subsequent Events,” determined there were no significant events necessary for disclosure through March 29, 2010, which is the financial statement issuance date.

Independent Registered Public Accounting Firm
Report on Supplementary Information

Partners
Reeves Telecom Limited Partnership
Glen Head, New York

Our report on our audit of the basic financial statements of Reeves Telecom Limited Partnership as of December 31, 2009 appears on page 1.  That audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The financial statement schedules on pages 16 through 18 are not a required part of the basic financial statements but are supplementary information required by the Securities and Exchange Commission.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.  The 2008 and 2007 information included in the financial statement schedules on pages 16 through 18 was subjected to the auditing procedures applied in the 2008 audit of the basic financial statements by other auditors, whose report on such information stated that it was fairly stated in all material respects in relation to the 2008 and 2007 basic financial statements taken as a whole.

Certified Public Accountants

Little Rock, Arkansas
March 29, 2010

REEVES TELECOM LIMITED PARTNERSHIP

Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to		Changes	Balance at
	Beginning of	Costs and		Add	End of
	Period	Expenses	Deductions	(Deduct)	Period

For the year ended December 31, 2009
RE valuation allowance	$539,373	$-	$(459)	$-	$538,914

For the year ended December 31, 2008
RE valuation allowance	$539,373	$-	$-	$-	$539,373

For the year ended December 31, 2007
RE valuation allowance	$558,501	$-	$(19,128)	$-	$539,373

NOTES:

(1)	Additions to the real estate valuation allowance charged to costs and expenses reduce the reported book value of certain real estate held for sale to approximate market.

(2)	Deductions to the real estate valuation allowance reflect the sale of real estate to which the valuation allowance applies.

See independent registered public accounting firm report on supplementary information.

REEVES TELECOM LIMITED PARTNERSHIP

Real Estate and Accumulated Depreciation

Life Upon
Which
Depreciation
			Cost					in Latest
			Capitalized	Gross Amount				Income
		Initial Cost to	Subsequent to	Carried at	Accumulated	Net Book	Date of	Statement is
Description	Encumbrances	Partnership	Acquisition	End of Period	Depreciation	Value	Acquisition	Computed

Boiling Spring Lakes, North Carolina
Building lots and land	$-	$557,042	$375,821	$932,863	$-	$932,863	May 1980	N/A

NOTES:

(1)	All building lots and land held for sale are unimproved.

(2)
The amounts shown for building lots and improved lot held for resale in Boiling Spring Lakes do not reflect valuation allowance of $538,914 at December 31, 2009.  See Valuation and Qualifying Accounts on page 16.  The valuation allowance, established in previous years to reduce the carrying value of the Partnership’s land in Boiling Spring Lakes to approximate market value, is reviewed from time to time to determine its adequacy and is reduced as land is sold.

See independent registered public accounting firm report on supplementary information.

REEVES TELECOM LIMITED PARTNERSHIP

Reconciliation of Gross and Net Book Value

	Gross	Accumulated	Net
	Book Value	Depreciation	Book Value
Year Ended December 31, 2009
Balance - beginning of period	$883,204	$-	$883,204
Additions during period
Improvements	50,123	-	50,123
Deductions during period
Cost of real estate sold	(465)	-	(465)

Balance - end of period	$932,862	$-	$932,862

Year Ended December 31, 2008
Balance - beginning of period	$868,582	$-	$868,582
Additions during period
Improvements	14,622	-	14,622

Balance - end of period	$883,204	$-	$883,204

Year Ended December 31, 2007
Balance - beginning of period	$832,863	$-	$832,863
Additions during period
Improvements	50,317	-	50,317
Deductions during period
Cost of real estate sold	(14,598)	-	(14,598)

Balance - end of period	$868,582	$-	$868,582

NOTE:

(1)	Cost of real estate sold does not reflect valuation allowances. See Valuation and Qualifying Accounts on page 16.

See independent registered public accounting firm report on supplementary information.