Form 10-Q
period 2010-03-31
REEVES TELECOM LTD PARTNERSHIP
filed 2010-05-25
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ('232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

REEVES TELECOM LIMITED PARTNERSHIP

FORM 10-Q

TABLE OF CONTENTS

[THIS PAGE LEFT BLANK INTENTIONALLY]

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS
AT MARCH 31, 2010 AND DECEMBER 31, 2009

	At March 31,	At December 31,
	2010	2009
	(Unaudited)
Assets

Cash and cash equivalents	$65,388	$1,651,917
Investments	2,550,000	1,200,000
Prepaid and other current assets	2,735	981
Properties held for sale and property and equipment
Properties held for sale	393,948	393,948
Property and equipment, net	233,212	234,172
Total assets	$3,245,283	$3,481,018

Liabilities and Partners' Capital

Current liabilities
Accounts payable and accrued expenses	$85,900	$198,494
Accrued expenses - affiliates	44,750	44,750
Total current liabilities	130,650	243,244
Commitments and contingencies
Partners' capital	3,114,633	3,237,774
Total liabilities and partners' capital	$3,245,283	$3,481,018

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenues
Property sales	$—	$—
Interest income	3,149	14,710
Other income	—	239
Total revenues	3,149	14,949

Operating expenses
Selling, general and administrative expenses	125,330	105,020
Depreciation	960	962
Total operating expenses	126,290	105,982

Net loss	(123,141)	(91,033)

Partners' capital at beginning of period	3,237,774	3,703,271

Partners' capital at end of period	$3,114,633	$3,612,238

Net loss per partnership unit	$(0.07)	$(0.05)

Weighted average partnership units issued and outstanding	1,811,262	1,811,562

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities
Net loss	$(123,141)	$(91,033)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	960	962
Changes in operating assets and liabilities
Prepaid and other current assets	(1,754)	10,645
Property held for sale, net	0	(623)
Accounts payable and accrued expenses	(112,594)	(104,596)
Accrued expenses - affiliates	0	44,750
Net cash used in operating activities	(236,539)	(139,895)

Cash flows from investing activities
Purchase of investments	(2,070,000)	(2,160,000)
Proceeds from sale of investments	720,000	2,138,000
Unrealized gain on investments	—	(60)
Net cash used in investing activities	(1,350,000)	(22,060)

Net decrease in cash and cash equivalents	(1,586,529)	(161,955)

Cash and cash equivalents - beginning of year	1,651,917	378,739

Cash and cash equivalents - end of year	$65,388	$216,784

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

The remaining assets of the Partnership are primarily land held for sale, investments in the form of brokered certificates of deposit, and cash.  The cash was generated primarily from real estate sales, including the sale of a golf club during the first quarter of 2001.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2.  Summary of Significant Accounting Policies

a.
Basis of accounting - The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership’s results of operations and financial condition have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 31, 2010.

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

e.
Significant concentrations of credit risk – At March 31, 2010, the Partnership maintained cash balances in excess of Federal Deposit Insurance Corporation (“FDIC”) insured amounts.  The Emergency Economic Stabilization Act of 2008, enacted in October 2008, provides for a temporary increase in the basic limit on federal deposit insurance coverage per depositor from $100,000 to $250,000.  The temporary increase extends to December 31, 2013.  Unless the temporary increase is extended further or made permanent, the basic deposit insurance limit will return to $100,000 after December 31, 2013.  In the event that a bank where the Partnership maintains its accounts becomes insolvent at a time when the Partnership’s accounts have cash balances in excess of insured amounts, the Partnership may lose some or all of such excess.

At March 31, 2010, the Partnership maintained cash, investments in money market mutual funds and brokered certificates of deposit in excess of Securities Investor Protection Corporation insured amounts.  Although a total of $1,200,000 is invested in brokered certificates of deposit that are fully insured by the FDIC, in the event the broker-dealer, where the Partnership maintains its accounts, becomes insolvent or amounts in the Partnership are lost or go missing due to fraud or otherwise, the Partnership may lose some or all of such excess.

f.
Cash and cash equivalents - For purposes of the statements of cash flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions, money market accounts, and U.S. Treasury securities with maturities of less than 91 days at the date of purchase.  Cash equivalents are stated at cost, which approximates fair value.

g.
Investments – Investments as of March 31, 2010 and December 31, 2009 consist of certificates of deposit held with various financial institutions.  These certificates of deposit have been designated as held to maturity.  The investments are reported at their cost.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

j.
Recent accounting pronouncements –  Recently Adopted/Issued Accounting Pronouncements - Multiple-Deliverable Revenue Arrangements. In October 2009, the FASB issued new U.S. GAAP guidance that requires an entity to allocate revenue arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method). The guidance eliminates the use of the residual method of allocation, in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. The new guidance must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010, with early adoption permitted through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. The Partnership does not expect the adoption of this guidance to have an effect on its financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Improving Disclosures About Fair Value Measurements. In January 2010, the FASB issued new U.S. GAAP guidance to enhance the usefulness of fair value measurements that requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and non-recurring fair value measurements. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance did not have a material effect on the Partnership’s financial statements.

All other new and recently issued, but not yet effective, accounting pronouncements have been deemed to be not relevant to the Partnership and therefore are not expected to have any impact once adopted.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The red-cockaded woodpecker (Picoides borealis) is one endangered species known to inhabit portions of Boiling Spring Lakes.  During 2006, the U.S. Fish and Wildlife Service undertook certain initiatives to preserve the habitat of the endangered woodpecker, and for a portion of 2006 the City of Boiling Spring Lakes temporarily ceased issuing building permits altogether for land in the proximity of a known or suspected nesting site.  The Partnership believes that not more than approximately 200 acres, or approximately 24%, of the Partnership’s land may be affected by restrictions relating to the red-cockaded woodpecker, although the amount of land affected could increase under certain circumstances. Management believes that the Partnership’s land sales will continue to be reduced compared to prior years until the City of Boiling Spring Lakes has developed and implemented a conservation plan to protect the habitat of the red-cockaded woodpecker or until other means of addressing the concerns of the U.S. Fish and Wildlife Service can be implemented.

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

Water Level of Lakes

The Partnership believes that the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership.  The Partnership’s ability to sell land at its asking prices would be adversely affected if the water level in the lakes was to be substantially below normal for any length of time.  Due to drought or near drought conditions for much of 2007, nearly all the lakes within the City of Boiling Spring Lakes had a water level substantially below normal.   These conditions resulted in a lowering of the water level, and sinkholes developed in the bed of Boiling Spring Lake, the largest lake in the community.  Remedial measures taken by the city solved the issue of the sinkholes; however, the lack of normal rainfall prevented the lakes, including Boiling Spring Lake, from returning to approximately normal levels for some time after the remedial measures were taken.  The water level of most of the lakes, including Boiling Spring Lake, has since returned to approximately normal.  The Partnership has not made any representations or warranties to buyers of land as to the water level in the lakes.  Nevertheless, it is reasonably possible that one or more of such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the water level of the lakes being substantially below normal, whether due to damage to the dam, protracted drought conditions or otherwise.  If any litigation is instituted seeking compensation or rescission, the Partnership believes that it would prevail on the merits, although no such assurances can be given, but the cost of defending such litigation could be substantial.  As of the date of this report, there is no pending litigation, and the Partnership is not aware of any potential claims or actions in these matters.  The Partnership has made no provision in the financial statements related to this contingent liability.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Building and Maintaining Roads

The Partnership is responsible for maintaining certain roads, most of which are unpaved, and certain road rights-of-way within the City of Boiling Spring Lakes. The Partnership may complete some or all of the roads, but there is no contractual obligation to do so.  The Partnership has not set aside any money or entered into any bond, escrow, or trust agreement to assure completion of the roads.  It may be difficult or impossible for the Partnership to sell lots located on uncompleted roads.  The City of Boiling Spring Lakes will not assume any road that is not paved with asphalt, and the City of Boiling Spring Lakes need not assume any paved road.  Accordingly, unless and until the Partnership completes a road and has it paved with asphalt, and the road has been assumed by the City of Boiling Spring Lakes, the Partnership will be responsible for maintaining such road and the right-of-way.  Since 2001, the Partnership has spent approximately $193,000 for rocking and paving roads.  The failure by the Partnership to provide proper maintenance of the roads and rights-of-way which have not been assumed by the City of Boiling Spring Lakes may subject the Partnership to substantially greater risk of litigation from persons adversely affected by such failure.  If such litigation were to be initiated, the Partnership believes that it would prevail, but that the cost of defending the case could be substantial, and should the Partnership not prevail, the cost of building any such road could be substantial.

4.  Subsequent Events Evaluation Date

The Partnership evaluated the events and transactions subsequent to its March 31, 2010 balance sheet date and, in accordance with FASB ASC 855-10-50, “Subsequent Events,” determined there were no significant events necessary for disclosure through May 25, 2010, which is the financial statement issuance date.

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

Readers are cautioned not to place undue reliance upon these forward-looking statements, which reflect management’s analysis only as to the date hereof.  Readers should carefully review the risk factors described in Part I, Item 1A, “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 31, 2010; the footnotes to the financial statements contained in this quarterly report; and other documents that we have filed and from time to time will file with the Securities and Exchange Commission which could cause actual results to differ materially from those in these forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

REEVES TELECOM LIMITED PARTNERSHIP

Local Real Estate Market Conditions

In April 2006, the market for undeveloped land within the City of Boiling Spring Lakes slowed considerably, primarily due to efforts by the U.S. Fish and Wildlife Service (“Fish and Wildlife”) to protect the habitat of the endangered red-cockaded woodpecker (Picoides borealis).  We believe that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker had the effect of reducing our real estate sales for 2006 through 2009, and will have the effect of reducing our real estate sales for 2010 and possibly thereafter, from what might otherwise have been realized in the absence of such restrictions.  We are currently pursuing a program to study tree density in known foraging areas to demonstrate the potential for coexistence where sufficient tree density exists, that is, that houses can be built on lots now owned by us while retaining a sufficiently vibrant foraging area for the woodpeckers.  We believe that this program may reduce the amount of our land that is subject to restrictions on development because of the red-cockaded woodpecker, although there can be no assurance that any such reduction will occur or, if it occurs, that such reduction will have a material affect on our business.  We are also participating in a program to study the possibility of relocating the nests of the red-cockaded woodpecker to nearby lands.   During 2009, the State of North Carolina allocated resources to a community board to fund the development of this citywide habitat conservation plan, although there can be no assurance that relocation of nests will, in fact, occur as a result of this study or otherwise.

Local financial institutions generally tightened credit requirements during 2008 and 2009, in part due to concerns over the subprime lending market, that is, real estate loans extended to borrowers with poor credit.  We believe that these more restrictive lending practices by area banks, which have continued in 2010 to date, have contributed, in part, to a sluggish local real estate market.

Residential

The real estate market in Brunswick County, following national trends, remains significantly slower than in 2007 or 2006.  We believe that economic conditions and the tightened credit markets are the principal reasons for the continued softness in the residential housing market.  The local real estate market continues to see short sales, that is, sales of real estate at prices less than the amount of debt on the property, as well as foreclosures.  In addition, the real estate market in the City of Boiling Spring Lakes continues to be adversely affected by efforts, beginning in April 2006, by Fish and Wildlife to protect the habitat of the endangered red-cockaded woodpecker.  We believe that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker have contributed to our lack of real estate sales in the first quarter of 2010.

REEVES TELECOM LIMITED PARTNERSHIP

It is unclear at this time when the market in Brunswick County and, more particularly, in Boiling Spring Lakes will see any improvement.  We expect that our real estate sales will continue to be substantially lower than for the several years up to and including 2007 until the number of short sales and foreclosures in the local market begins to moderate, economic conditions improve, and financial institutions loosen credit requirements.

  Commercial

Historically, our sales of commercial land have been sporadic, and often we record no sales of commercial land in a year.  Commercial development in the City of Boiling Spring Lakes has largely been concentrated along a stretch of State Road 87, the main road into and out of the development.  The local commercial real estate market has traditionally not been very strong, due to the city’s relatively small population, the lack of sewer service, and the availability of shopping and services in nearby towns, especially Southport, and large regional shopping centers in Wilmington.  Construction of commercial buildings along State Road 87 was active during 2006, declined in 2007 and 2008, and was very slow in 2009 and the first quarter of 2010.  We believe that if construction of commercial buildings along State Road 87 increased, it could have a positive effect on the sale of commercial land by the Partnership, but the timing and amount of revenue generated from such sales cannot be accurately projected.

Recent Developments in the Local Real Estate Market

We understand that in March 2010, the Board of Commissioners of the City of Boiling Spring Lakes approved the transfer of the City’s municipal water system to Brunswick County in exchange for a commitment by the County to install a sewer line along a portion of State Road 87, the City’s commercial corridor, within the next three years.  We own approximately 219 acres of land zoned or intended for commercial use, most of which land fronts on State Road 87.  We expect that the County will ultimately seek to recover the cost of installing that sewer line through assessments of those who own property along the effected route.  At this time, we cannot estimate the amount of any such assessments that the Partnership might face, nor can we predict when such assessments will be due.  Accordingly, no provision for such assessments has been made in the Partnership’s financial statements for the three months ended March 31, 2010.

REEVES TELECOM LIMITED PARTNERSHIP

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

   ■   Revenue

Property Sales

We sold no land during the three months ended March 31, 2010 or in the corresponding period of 2009.  Management attributes the lack of sales principally to three factors:

•	The slow pace of economic conditions generally, which has led to, among other effects, a high number of short sales and foreclosures in the local market compared to past years;

•
The maintenance of, or in some cases an increase in, restrictive lending practices by area banks that have the effect of making it more difficult than in past years for potential borrowers to obtain financing to purchase and build on land such as that sold by us; and

•
Efforts by Fish and Wildlife to protect the habitat of the red-cockaded woodpecker within and nearby the City of Boiling Spring Lakes, which efforts have led to certain restrictions on development in the area generally.

Interest Income

Interest income decreased 79%.  Management attributes the decrease, in part, to lower interest rates during the three months ended March 31, 2010 compared to the same period of 2009, and, in part, to the average amount we had invested in interest-bearing securities during the three months ended March 31, 2010 being lower than for the same period of 2009.  The decrease in interest rates reflects, in part, efforts by the U.S. Federal Reserve System to stimulate the U.S. economy generally through lower interest rates.  The lower amounts invested reflects our lack of revenues from property sales during 2009 and our consequent need to use cash received at maturity of some of our investments to pay our operating expenses.

   ■   Direct Costs of Property Sold

We sold no land during the three months ended March 31, 2010 or during the three months ended March 31, 2009.  As a result, we recorded no direct costs of property sold for such periods.

REEVES TELECOM LIMITED PARTNERSHIP

   ■   Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2010  were 19% higher than for the same period of 2009.  The increase is due principally to the following changes among the principal components of selling, general and administrative expenses:

Salaries and Wages

Salaries and wages for the three months ended March 31, 2010 were $10,886, compared to $9,331 for the same period of 2009.  The 17% difference is largely attributable to the timing of meeting payrolls.  The General Partner expects that total salaries and wages for the 12 months ended December 31, 2010 will approximate the amount for the 12 months ended December 31, 2009.

Legal Fees and Filing-Related Costs

The Partnership filed a Form 8-K and a Form 8-K Amendment with the SEC relating to the change in our auditors.  In connection with those filings, during the three months ended March 31, 2010, we incurred non-recurring legal fees and other costs totaling $8,150.

Miscellaneous Expenses

Miscellaneous expenses for the three months ended March 31, 2010 were $4,112, compared to $1,268 for the three months ended March 31, 2009.  Substantially all of the increase is due to expenses incurred in connection with the periodic appraisal of our real estate assets that we obtained during the first quarter of 2010.  We did not incur similar expenses during 2009.

   ■   Depreciation

Depreciation for the three months ended March 31, 2010 was comparable to the amount for the three months ended March 31, 2009, reflecting the fact that we acquired no new depreciable assets after March 31, 2009.

Liquidity and Capital Resources

   ■   General

At March 31, 2010, we had $65,388 in cash and $2,550,000 invested in brokered certificates of deposit having a maturity of less than one year.  There was no long-term debt. Accounts payable and accrued expenses, including accrued expenses owed to affiliates, as of such date totaled $130,650.

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

Until an estimate can be made with some degree of certainty as to the costs that we will have to bear for future assessments relating to the installation of water distribution and sewer lines, the General Partner expects to continue investing a significant portion of our cash balances in securities having a maturity of less than one year to provide some liquidity to meet the assessments for such costs.

   ■   Cash Flows from Operating Activities

Operating activities used $236,539 of net cash during the three months ended March 31, 2010, compared to $139,895 of net cash used during the same period of 2009.  We attribute the change primarily to a greater net loss for the first three months of 2010 than for the same period of 2009, and the accrual of amounts owed to affiliates at March 31, 2009 whereas no such accruals were made at March 31, 2010.  Also contributing to such increase was the accrual at March 31, 2010 of a higher amount of interest income than was accrued at March 31, 2009, due principally to differences in coupon payment dates for certificates of deposit held on March 31, 2010 and March 31, 2009.

REEVES TELECOM LIMITED PARTNERSHIP

   ■   Cash Flows from Investing Activities

Investing activities used $1,350,000 of net cash during the first three months of 2010, compared to $22,060 of net cash used during the same period of 2009.  The change is due principally to the timing of maturities of the Partnership’s investments held during the first quarter of 2010 and the same period of 2009.  During the first three months of 2010, we received $720,000 upon maturity of certificates of deposit, whereas during the same period of 2009, we received $2,138,000 upon maturity of certificates of deposit. The amount of investments purchased in both periods was not significantly different, as cash at December 31, 2009 was used for the purchase of investments in the first quarter of 2010.

  ■   Long-term Debt

The Partnership had no long-term debt outstanding during the three months ended March 31, 2010 or the same period of 2009.

Off Balance Sheet Arrangements

The Partnership does not utilize off balance sheet arrangements, and there were none during the first three months of 2010 or 2009.

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

We also have exposure to market risk for changes in interest rates due primarily to the following:

•
Cash:  Some of our cash is deposited in an account at a local financial institution bearing interest at a variable rate.  If interest rates were to increase, we would earn more interest income on our cash balances.  If interest rates were to decrease, we would earn less interest income on our cash balances.  For the first quarter of 2010, our average cash balance, calculated as the average of the balances on the first and last days of the quarter, was $153,600.  The maturity of brokered certificates of deposit near the end of a quarter and the reinvestment of proceeds after the end of that quarter may result in an average cash balance that is not representative of the cash balances held by the Partnership during most days of that quarter.

•
Brokered certificates of deposit:  We invest some of our excess cash in brokered certificates of deposit having a maturity of less than one year.  All of such securities are classified as securities held to maturity; hence, we bear substantially no risk of loss due to a change in the market value of any brokered certificate of deposit we own resulting from a change in interest rates prior to maturity of such brokered certificate of deposit.  If interest rates were to increase, upon sale or maturity of the brokered certificates of deposit currently held, we would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the brokered certificates of deposit then purchased.   If interest rates were to decrease, upon sale or maturity of the brokered certificates of deposit currently held, we would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the brokered certificates of deposit then purchased.   For the first quarter of 2010, the average amount invested in brokered certificates of deposit, calculated as the average of the balances on the first and last days of the quarter, was $1,875,000.

REEVES TELECOM LIMITED PARTNERSHIP

At March 31, 2010, we had cash of $65,388.  In addition, we held $2,550,000 in brokered certificates of deposit having a maturity at the time of purchase of less than one year.  Had the average level of interest rates during the three months ended March 31, 2010 been higher or lower by 100 basis points or one percent (1%), our net income would have been approximately $6,570 more or less, respectively.  The foregoing estimate of the change in net income is based upon the average of the balances on the first and last days of the quarter as described in the preceding two paragraphs.

We had no interest-bearing debt outstanding during the first quarter of 2010.

We do not enter into derivative contracts for our own account to hedge against the risk of changes in interest rates.

REEVES TELECOM LIMITED PARTNERSHIP

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Mr. Davis P. Stowell, the president of our General Partner, carries out the functions of our principal executive officer and principal financial officer, and, accordingly, he is deemed to be our “management” for the purpose of evaluating our disclosure controls and procedures and the effectiveness thereof.  Mr. Stowell has, as of the end of the period covered by this Quarterly Report on Form 10-Q, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, Mr. Stowell has concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that occurred during the first fiscal quarter of 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

REEVES TELECOM LIMITED PARTNERSHIP

PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Investors should carefully consider the risks described in Part I, Item 1A, “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 31, 2010.   The risks and uncertainties described in our Annual Report on Form 10-K are not the only ones we or our unit holders face and there may be additional risks and uncertainties that we do not presently know of or that we currently consider not likely to have a material impact.  If any of these risks and uncertainties develop into an actual event, it could materially and adversely affect our business, financial condition, results of operations, and/or cash flows.

ITEM 6.  EXHIBITS

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

*	Exhibit 32 is not deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section.

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

Date:  May 25, 2010

REEVES TELECOM LIMITED PARTNERSHIP

[THIS PAGE LEFT BLANK INTENTIONALLY]