Form 10-Q
period 2010-06-30
REEVES TELECOM LTD PARTNERSHIP
filed 2010-08-16
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

REEVES TELECOM LIMITED PARTNERSHIP

FORM 10-Q

[THIS PAGE LEFT BLANK INTENTIONALLY]

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS
AT JUNE 30, 2010 AND DECEMBER 31, 2009

	At June 30, 2010	At December 31, 2009
	(Unaudited)
Assets

Cash and cash equivalents	$71,342	$1,651,917
Investments	2,500,000	1,200,000
Prepaid and other current assets	4,720	981
Properties held for sale and property and equipment
Properties held for sale	393,948	393,948
Property and equipment, net	233,323	234,172
Total assets	$3,203,333	$3,481,018

Liabilities and Partners' Capital

Current liabilities
Accounts payable and accrued expenses	$108,506	$198,494
Accrued expenses - affiliates	89,500	44,750
Total current liabilities	198,006	243,244
Commitments and contingencies
Partners' capital	3,005,327	3,237,774
Total liabilities and partners' capital	$3,203,333	$3,481,018

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Three Months Ended June 30,
	2010	2009
Revenues
Property sales	$--	$--
Interest income	4,089	8,757
Total revenues	4,089	8,757

Operating expenses
Direct costs of property sold	--	--
Selling, general and administrative expenses	112,412	122,002
Depreciation	983	961
Total operating expenses	113,395	122,963

Net loss	(109,306)	(114,206)

Partners' capital at beginning of period	3,114,633	3,612,238

Partners' capital at end of period	$3,005,327	$3,498,032

Net loss per partnership unit	$(0.06)	$(0.06)

Weighted average partnership units issued and outstanding	1,811,262	1,811,538

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Revenues
Property sales	$--	$--
Interest income	7,238	23,467
Other income	--	240
Total revenues	7,238	23,707

Operating expenses
Direct costs of property sold	--	--
Selling, general and administrative expenses	237,740	227,023
Depreciation	1,945	1,923
Total operating expenses	239,685	228,946

Net loss	(232,447)	(205,239)

Partners' capital at beginning of period	3,237,774	3,703,271

Partners' capital at end of period	$3,005,327	$3,498,032

Net loss per partnership unit	$(0.13)	$(0.11)

Weighted average partnership units issued and outstanding	1,811,262	1,811,550

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(232,447)	$(205,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,945	1,923
Changes in operating assets and liabilities
Prepaid and other current assets	(3,738)	9,574
Property held for sale, net	--	(623)
Accounts payable and accrued expenses	(89,988)	(93,406)
Accrued expenses - affiliates	44,750	44,750
Net cash used in operating activities	(279,478)	(243,021)

Cash flows from investing activities
Purchase of investments	(2,260,000)	(2,640,000)
Proceeds from sale of investments	960,000	3,200,000
Purchase of sales property and equipment	(1,097)	--
Net cash (used in) provided by investing activities	(1,301,097)	560,000

Net (decrease) increase in cash and cash equivalents	(1,580,575)	316,979

Cash and cash equivalents - beginning of period	1,651,917	378,738

Cash and cash equivalents - end of period	$71,342	$695,717

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2.  Summary of Significant Accounting Policies

a.
Basis of accounting - The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership’s results of operations and financial condition have been included.  Operating results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 31, 2010.

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

e.
Significant concentrations of credit risk – From time to time during the six months ended June 30, 2010, the Partnership maintained cash balances and/or held a certificate of deposit in excess of Federal Deposit Insurance Corporation (“FDIC”) insured amounts.  The Emergency Economic Stabilization Act of 2008, enacted in October 2008, provides for a temporary increase in the basic limit on federal deposit insurance coverage per depositor from $100,000 to $250,000.  The temporary increase extends to December 31, 2013.  Unless the temporary increase is extended further or made permanent, the basic deposit insurance limit will return to $100,000 after December 31, 2013.  In the event that a bank where the Partnership maintains its accounts becomes insolvent at a time when the Partnership’s accounts have balances in excess of insured amounts, the Partnership may lose some or all of such excess.

At June 30, 2010, the Partnership maintained at its broker-dealer cash, investments in money market mutual funds and brokered certificates of deposit in excess of Securities Investor Protection Corporation (“SIPC”) insured amounts.  The SIPC provides for supplementing the recovery by customers of a failed broker-dealer by up to $500,000 per customer, including up to $100,000 for cash claims. Although, at June 30, 2010, the greatest portion of the funds held at the broker-dealer were invested in brokered certificates of deposit, each of which is fully insured by the FDIC, at times significant amounts held at the broker-dealer are not invested in FDIC-insured certificates of deposit. In the event the broker-dealer where the Partnership maintains its accounts becomes insolvent or amounts in the Partnership are lost or go missing due to fraud or otherwise, the Partnership may lose some or all of such excess over FDIC- or SIPC-insured amounts.

f.
Cash and cash equivalents - The Partnership considers cash as cash on hand, cash deposited in financial institutions, money market accounts, and U.S. Treasury securities with maturities of less than three months at the date of purchase.  Cash equivalents are stated at cost, which approximates fair value.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

g.
Investments – Investments as of June 30, 2010 and December 31, 2009 consist of certificates of deposit held with various financial institutions.  These certificates of deposit have been designated as held to maturity.  The investments are reported at their cost.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

3.  Commitments and Contingent Liabilities

Dam Repairs

The Partnership is responsible for the maintenance and repair of an earthen dam designed to retain water in one of the lakes.  The dam was breeched in 1996 and the Partnership has spent approximately $185,000 in repairs since 2001.  The Partnership intends to deed the dam to the City of Boiling Spring Lakes, but the city has required additional repairs before accepting ownership.  The Partnership believes that damage to the dam, such as could occur during a hurricane or a flood, before the transfer of title could result in significant additional repair costs.

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

REEVES TELECOM LIMITED PARTNERSHIP

Local Real Estate Market Conditions

In April 2006, the market for undeveloped land within the City of Boiling Spring Lakes slowed considerably, primarily due to efforts by the U.S. Fish and Wildlife Service (“Fish and Wildlife”) to protect the habitat of the endangered red-cockaded woodpecker (Picoides borealis).  We believe that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker had the effect of reducing our real estate sales for 2006 through 2009, and will have the effect of reducing our real estate sales for 2010 and possibly thereafter, from what might otherwise have been realized in the absence of such restrictions.  We are currently pursuing a program to study tree density in known foraging areas to demonstrate the potential for coexistence where sufficient tree density exists, that is, that houses can be built on lots now owned by us while retaining a sufficiently vibrant foraging area for the woodpeckers.  We believe that this program may reduce the amount of our land that is subject to restrictions on development because of the red-cockaded woodpecker, although there can be no assurance that any such reduction will occur or, if it occurs, that such reduction will have a material affect on our business.  We are also participating in a program to study the possibility of relocating the nests of the red-cockaded woodpecker to nearby lands.   During 2009, the State of North Carolina allocated resources to a community board to fund the development of this citywide habitat conservation plan; however, the City of Boiling Spring Lakes has, at least temporarily, put any such conservation plan on hold and, in any event, there can be no assurance that relocation of nests will, in fact, occur as a result of this study or otherwise.

Local financial institutions generally tightened credit requirements during 2008 and 2009, in part due to concerns over the subprime lending market, that is, real estate loans extended to borrowers with poor credit.  We believe that these more restrictive lending practices by area banks, which have continued in 2010 to date, have contributed, in part, to a sluggish local real estate market.

Residential

The real estate market in Brunswick County, following national trends, remains significantly slower than in 2007 or 2006.  We believe that economic conditions and the tightened credit markets are the principal reasons for the continued softness in the residential housing market.  The local real estate market continues to see short sales, that is, sales of real estate at prices less than the amount of debt on the property, as well as foreclosures.  In addition, the real estate market in the City of Boiling Spring Lakes continues to be adversely affected by efforts, beginning in April 2006, by Fish and Wildlife to protect the habitat of the endangered red-cockaded woodpecker.  We believe that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker have contributed to our lack of real estate sales in the first six months of 2010.

REEVES TELECOM LIMITED PARTNERSHIP

It is unclear at this time when the market in Brunswick County and, more particularly, in Boiling Spring Lakes will see any improvement.  We expect there to be no significant increase in our real estate sales until the number of short sales and foreclosures in the local market begins to moderate, economic conditions improve, and financial institutions loosen credit requirements.

Commercial

Historically, our sales of commercial land have been sporadic, and often we record no sales of commercial land in a year.  Commercial development in the City of Boiling Spring Lakes has largely been concentrated along a stretch of State Road 87, the main road into and out of the development.  The local commercial real estate market has traditionally not been very strong, due to the city’s relatively small population, the lack of sewer service, and the availability of shopping and services in nearby towns, especially Southport, and large regional shopping centers in Wilmington.  Construction of commercial buildings along State Road 87 was active during 2006, declined in 2007 and 2008, and was very slow in 2009 and the first six months of 2010.  We believe that if construction of commercial buildings along State Road 87 increased, it could have a positive effect on the sale of commercial land by the Partnership, but the timing and amount of revenue generated from such sales cannot be accurately projected.

Recent Developments in the Local Real Estate Market

We understand that in March 2010, the Board of Commissioners of the City of Boiling Spring Lakes approved the transfer of the City’s municipal water system to Brunswick County in exchange for a commitment by the County to install a sewer line along a portion of State Road 87, the City’s commercial corridor, within the next three years.  We own approximately 219 acres of land zoned or intended for commercial use, most of which land fronts on State Road 87.  We expect that the County will ultimately seek to recover the cost of installing that sewer line through assessments of those who own property along the effected route.  At this time, we cannot estimate the amount of any such assessments that the Partnership might face, nor can we predict when such assessments will be due.  Accordingly, no provision for such assessments has been made in the Partnership’s financial statements for the three months and six months ended June 30, 2010.

REEVES TELECOM LIMITED PARTNERSHIP

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

•	Revenue

Property Sales

We sold no land during the three months ended June 30, 2010 or in the corresponding period of 2009.  Management attributes the lack of sales principally to three factors:

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

Interest Income

Interest income decreased 53%.  Management attributes the decrease, in part, to lower interest rates on securities that we held for investment during the three months ended June 30, 2010 compared to the same period of 2009, and, in part, to the average amount we had invested in securities during the three months ended June 30, 2010 being lower than for the same period of 2009.  The decrease in interest rates reflects efforts by the U.S. Federal Reserve System to stimulate the U.S. economy through lower interest rates generally.  The lower amounts invested reflects our lack of revenues from property sales and our consequent need to use cash received at maturity of some of our investments to pay our operating expenses.

•	Direct Costs of Property Sold

We sold no land during the three months ended June 30, 2010 or during the three months ended June 30, 2009.  As a result, we recorded no direct costs of property sold for such periods.

REEVES TELECOM LIMITED PARTNERSHIP

•	Selling, General and Administrative Expenses

Selling, general and administrative expenses were $112,412 for the three months ended June 30, 2010, compared to $122,002 for the same period of 2009, for a net decrease of 8%.  The significant changes among the principal components of selling, general and administrative expenses are as follows:

Salaries and Wages

Salaries and wages for the three months ended June 30, 2010 were $9,331, compared to $10,886 for the same period of 2009.  The 14% decrease is attributable to the timing of meeting payrolls.  The General Partner expects that total salaries and wages for the 12 months ended December 31, 2010 will approximate the amount for the 12 months ended December 31, 2009.

Legal Fees

Legal fees for the three months ended June 30, 2010 were $262, compared to $7,501 for the same period of 2009.  The 97% decrease is due principally to the following reasons: (a) we incurred legal fees during 2009 in connection with the process for approving the substitution of limited partners when partnership units are transferred, whereas no legal fees were incurred for such matters during the three months ended June 30, 2010; (b) we incurred legal fees during 2009 for a periodic review of our standard form land sale contracts, whereas no legal fees were incurred for such matters during the three months ended June 30, 2010, and (c) the amount of legal fees that we had accrued as of March 31, 2010 in connection with the review of our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2010 was more than the actual amounts billed by our attorneys, and the difference, recognized during the second quarter, served to reduce the total amount of legal fees reported for the three months ended June 30, 2010.

•	Depreciation

Depreciation for the three months ended June 30, 2010 was $983, compared to $961 for the three months ended June 30, 2009.  The 2% increase reflects the purchase of a new computer during the second quarter of 2010.

REEVES TELECOM LIMITED PARTNERSHIP

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

•	Revenue

Property Sales

We sold no land during the six months ended June 30, 2010 or in the corresponding period of 2009.  Management attributes the lack of sales principally to three factors:

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

Interest Income

Interest income decreased 69%.  Management attributes the decrease, in part, to lower interest rates on securities that we held for investment during the six months ended June 30, 2010 compared to the same period of 2009, and, in part, to the average amount we had invested in securities during the six months ended June 30, 2010 being lower than for the same period of 2009.  The decrease in interest rates reflects efforts by the U.S. Federal Reserve System to stimulate the U.S. economy through lower interest rates.  The lower amounts invested reflects our lack of revenues from property sales and our consequent need to use cash received at maturity of some of our investments to pay our operating expenses.

•	Direct Costs of Property Sold

We sold no land during the six months ended June 30, 2010 or during the six months ended June 30, 2009.  As a result, we recorded no direct costs of property sold for such periods.

REEVES TELECOM LIMITED PARTNERSHIP

•	Selling, General and Administrative Expenses

Selling, general and administrative expenses were $237,740 for the six months ended June 30, 2010, compared to $227,023 for the six months ended June 30, 2009, for a net increase of 5%.  The significant changes among the principal components of selling, general and administrative expenses are as follows:

Legal Fees and Filing-Related Costs

Legal fees for the six months ended June 30, 2010 were $11,790, compared to $9,171 for the six months ended June 30, 2009.  The 29% increase is due to our filing, in January 2010, a Form 8-K and a Form 8-K Amendment with the SEC relating to the change in our auditors.  In connection with those filings, during the six months ended June 30, 2010, we incurred non-recurring legal fees and and filing-related costs totaling $8,150.  No costs were incurred on such matters during the six months ended June 30, 2009.  Non-recurring legal fees incurred during the first six months of 2009 relate to the process for approving the substitution of limited partners when partnership units are transferred, and for a periodic review of our standard form land sale contracts.  No legal fees were incurred for such matters during the six months ended June 30, 2010.

Miscellaneous Expenses

Miscellaneous expenses for the six months ended June 30, 2010 were $6,770, compared to $4,166 for the six months ended June 30, 2009.  Substantially all of the increase is due to expenses incurred in connection with the periodic appraisal of our real estate assets that we obtained during the first quarter of 2010.  We did not incur similar expenses during 2009.

•	Depreciation

Depreciation for the six months ended June 30, 2010 was $1945, compared to $1,923 for the six months ended June 30, 2009.  The 1% increase reflects the purchase of a new computer during the second quarter of 2010.

Liquidity and Capital Resources

•	General

At June 30, 2010, we had $71,342 in cash and $2,500,000 invested in certificates of deposit having a maturity of less than one year.  There was no long-term debt.  Accounts payable and accrued expenses, including accrued expenses owed to affiliates, as of such date totaled $198,006.

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

Operating activities used $279,479 of net cash during the six months ended June 30, 2010, compared to $243,021 of net cash used during the same period of 2009.  We attribute the change primarily to a greater net loss for the first six months of 2010 than for the same period of 2009.

•	Cash Flows from Investing Activities

Investing activities used $1,301,097 of net cash during the first six months of 2010, compared to $560,000 of net cash provided from investing activities during the same period of 2009.  The change is due principally to the timing of maturities of the Partnership’s investments held and the reinvestment of proceeds during the first half of 2010 and the same period of 2009.  During January 2010, we invested $480,000 in CD’s using the proceeds of CD’s that matured in December 2009, whereas in January 2009 we had no univested proceeds from CD’s that matured in December 2008, and in June 2010 we made no investments and had no maturities, whereas in June 2009, we had $480,000 from matured CD’s that were reinvested after the end of the second quarter.

REEVES TELECOM LIMITED PARTNERSHIP

•	Long-term Debt

The Partnership had no long-term debt outstanding during the six months ended June 30, 2010 or the same period of 2009.

Off Balance Sheet Arrangements

The Partnership does not utilize off balance sheet arrangements, and there were none during the first six months of 2010 or 2009.

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

We also have exposure to market risk for changes in interest rates due primarily to the following:

•
Cash:  Some of our cash is deposited in accounts at a local financial institution bearing interest at variable rates.  If interest rates were to increase, we would earn more interest income on our cash balances.  If interest rates were to decrease, we would earn less interest income on our cash balances.  For the second quarter of 2010, our average cash balance, calculated as the average of the balances on the first and last days of the quarter, was $68,365.

•
Certificates of deposit:  We invest some of our excess cash in certificates of deposit having a maturity of less than one year.  All of such securities are classified as securities held to maturity; hence, we bear substantially no risk of loss due to a change in the market value of any certificate of deposit we own resulting from a change in interest rates prior to maturity of such certificate of deposit.  If interest rates were to increase, upon sale or maturity of the certificates of deposit currently held, we would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the certificates of deposit then purchased.   If interest rates were to decrease, upon sale or maturity of the certificates of deposit currently held, we would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the certificates of deposit then purchased.   For the second quarter of 2010, the average amount invested in certificates of deposit, calculated as the average of the balances on the first and last days of the quarter, was $2,525,000.

REEVES TELECOM LIMITED PARTNERSHIP

At June 30, we had cash of $71,342.  In addition, we held $2,500,000 in certificates of deposit having a maturity at the time of purchase of less than one year.  Had the average level of interest rates during the three months ended June 30, 2010 been higher or lower by 100 basis points or one percent (1%), our net income would have been approximately $6,437 more or less, respectively.  The foregoing estimate of the change in net income is based upon the average of the balances of cash and certificates of deposit on the first and last days of each quarter as described in the preceding two paragraphs.

We had no interest-bearing debt outstanding during the second quarter of 2010.

We do not enter into derivative contracts for our own account to hedge against the risk of changes in interest rates.

REEVES TELECOM LIMITED PARTNERSHIP

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Mr. Davis P. Stowell, the president of our General Partner, carries out the functions of our principal executive officer and principal financial officer, and, accordingly, he is deemed to be our “management” for the purpose of evaluating our disclosure controls and procedures and the effectiveness thereof.  Mr. Stowell has, as of the end of the period covered by this Quarterly Report on Form 10-Q, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, Mr. Stowell has concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that occurred during the second fiscal quarter of 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6.  EXHIBITS

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

*	Exhibit 32 is not deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section.

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

Date: August 16, 2010