Form 10-Q
period 2010-09-30
REEVES TELECOM LTD PARTNERSHIP
filed 2010-11-15
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

REEVES TELECOM LIMITED PARTNERSHIP

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

	At September 30,	At December 31,
	2010	2009
	(Unaudited)
Assets

Cash and cash equivalents	$70,946	$1,651,917
Investments	2,365,000	1,200,000
Prepaid and other current assets	7,437	981
Properties held for sale and property and equipment
Properties held for sale	393,948	393,948
Property and equipment, net	232,377	234,172
Total assets	$3,069,708	$3,481,018

Liabilities and Partners' Capital

Current liabilities
Accounts payable and accrued expenses	$137,000	$198,494
Accrued expenses - affiliates	44,750	44,750
Total current liabilities	181,750	243,244
Commitments and contingencies
Partners' capital	2,887,958	3,237,774
Total liabilities and partners' capital	$3,069,708	$3,481,018

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Three Months Ended September 30,
	2010	2009

Revenues
Property sales	$--	$--
Interest income	4,016	5,467
Other income	690	88
Total revenues	4,706	5,555
Operating expenses
Direct costs of property sold	--	--
Selling, general and administrative expenses	121,129	119,355
Depreciation	946	962
Total operating expenses	122,075	120,317

Net loss	(117,369)	(114,762)

Partners' capital at beginning of period	3,005,327	3,498,032

Partners' capital at end of period	$2,887,958	$3,383,270

Net loss per partnership unit	$(0.06)	$(0.06)

Weighted average partnership units issued and
outstanding	1,811,262	1,811,362

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Revenues
Property sales	$--	$--
Interest income	11,255	28,934
Other income	690	327
Total revenues	11,945	29,261
Operating expenses
Direct costs of property sold	--	--
Selling, general and administrative expenses	358,870	346,377
Depreciation	2,891	2,885
Total operating expenses	361,761	349,262

Net loss	(349,816)	(320,001)

Partners' capital at beginning of period	3,237,774	3,703,271

Partners' capital at end of period	$2,887,958	$3,383,270

Net loss per partnership unit	$(0.19)	$(0.18)

Weighted average partnership units issued and
outstanding	1,811,262	1,811,487

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities
Net loss	$(349,816)	$(320,001)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	2,891	2,885
Changes in operating assets and liabilities
Prepaid and other current assets	(6,457)	8,600
Property held for sale, net	--	(623)
Accounts payable and accrued expenses	(61,494)	(63,994)
Net cash used in operating activities	(414,876)	(373,133)
Cash flows from investing activities
Purchase of investments	(2,850,000)	(3,600,000)
Proceeds from sale of investments	1,685,000	3,920,000
Increase in sales property and equipment, net	(1,095)	--
Net cash (used in) provided by investing activities	(1,166,095)	320,000

Net decrease in cash and cash equivalents	(1,580,971)	(53,133)
Cash and cash equivalents - beginning of period	1,651,917	378,738
Cash and cash equivalents - end of period	$70,946	$325,605

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

The remaining assets of the Partnership are primarily land held for sale, investments in the form of certificates of deposit, and cash.  The cash was generated primarily from real estate sales, including the sale of a golf club during the first quarter of 2001.  From the liquidation of the remaining assets, the Partnership may acquire additional properties or make distributions to the partners.  The Partnership currently has no intent to acquire additional properties but is not precluded from doing so.

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

The Partnership’s General Partner is Grace Property Management, Inc.

2.  Summary of Significant Accounting Policies

a.
Basis of accounting - The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership’s results of operations and financial condition have been included.  Operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 31, 2010.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The accompanying unaudited condensed financial statements have been prepared using the accrual basis of accounting.  The Partnership’s assets have been written down, from time to time, to reflect their fair values based upon appraisals.

b.
Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

e.
Significant concentrations of credit risk – From time to time during the nine months ended September 30, 2010, the Partnership maintained at its bank cash balances and/or held a certificate of deposit in excess of Federal Deposit Insurance Corporation (“FDIC”) insured amounts.  The Emergency Economic Stabilization Act of 2008 provides for a temporary increase until December 31, 2013 in the basic limit on federal deposit insurance coverage per depositor from $100,000 to $250,000.  Unless the temporary increase is extended further or made permanent, the basic deposit insurance limit will return to $100,000 after December 31, 2013.  In the event that a bank where the Partnership maintains its accounts becomes insolvent at a time when the Partnership’s accounts have balances in excess of insured amounts, the Partnership may lose some or all of such excess.

At September 30, 2010, the Partnership maintained at its broker-dealer cash, investments in money market mutual funds and brokered certificates of deposit in excess of Securities Investor Protection Corporation (“SIPC”) insured amounts.  The SIPC provides for supplementing the recovery by customers of a failed broker-dealer by up to $500,000 per customer, including up to $100,000 for cash claims. Although, at September 30, 2010, the greatest portion of the funds were invested in brokered certificates of deposit, each of which is fully insured by the FDIC, at times significant amounts held at the broker-dealer are not invested in FDIC-insured certificates of deposit.  In the event the broker-dealer where the Partnership maintains its accounts becomes insolvent or amounts in the Partnership’s accounts are lost or go missing due to fraud or otherwise, the Partnership may lose some or all of such excess over SIPC-insured amounts.

f.
Cash and cash equivalents – The Partnership considers cash as cash on hand, cash deposited in financial institutions (other than certificates of deposit), money market accounts, and U.S. Treasury securities with maturities of less than three months at the date of purchase.  Cash equivalents are stated at cost, which approximates fair value.

g.
Investments – Investments as of September 30, 2010 and December 31, 2009 consist of certificates of deposit held with various financial institutions.  These certificates of deposit have been designated as held to maturity.  The investments are reported at their cost.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

h.
Impairment of long-lived assets - The Partnership’s long-lived assets, primarily real estate held for sale, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable.  The Partnership obtains an appraisal periodically (typically, every two years) for the Boiling Spring Lakes property and evaluates the carrying value of the property based on such appraisal.  The Partnership does not expect to reduce the carrying value of the property in the near future based on the most recent appraisal as of December 31, 2009.

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

j.
Recent accounting pronouncements – Recently Adopted/Issued Accounting Pronouncements - Multiple-Deliverable Revenue Arrangements. In October 2009, the FASB issued new U.S. GAAP guidance that requires an entity to allocate revenue arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method). The guidance eliminates the use of the residual method of allocation, in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. The new guidance must be adopted no later than the beginning of the first fiscal year beginning on or after September 15, 2010, with early adoption permitted through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. The Partnership does not expect the adoption of this guidance to have an effect on its financial statements.

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

Commitment for Municipal Water Service

Most of the land owned by the Partnership lacks municipal water service.  The City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development in 2004.  A significant portion of the costs of water distribution to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land.  In 2009, the City of Boiling Spring Lakes began work on an expansion of the municipal water system.   The Partnership believes that such work should be completed by the summer of 2011.  The cost of the expansion is to be borne by owners of land directly passed by new water mains by the payment of an assessment of $500 per lot plus a tap fee of $860 per lot containing a dwelling.  The Partnership’s total assessment was determined to be $49,500 based upon a formula that allows adjoining lots to be aggregated into a group and counted as one lot for assessment purposes.  Should the Partnership sell some, but not all of the lots that were aggregated into a group, an additional assessment may have to be paid by the Partnership with respect to such lots at the time the sale of such lots is closed.  The Partnership capitalized $49,500 of assessments in 2009 by increasing the cost basis of land affected.  In May 2010, the City of Boiling Spring Lakes transferred ownership of the municipal water system to Brunswick County.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Commitment for Municipal Sewer Service

The land owned by the Partnership lacks municipal sewer service.  In May 2010, the City of Boiling Spring Lakes transferred ownership of the municipal water system to Brunswick County in exchange for the County’s construction of a wastewater collection system within a portion of Boiling Spring Lakes and an associated sewer treatment and transmission system.  Brunswick County’s plans for the first phase of municipal sewer service involve sewer lines for the business district that runs along a stretch of State Road 87, the main road into and out of the development, including land owned by the Partnership.  A significant portion of the costs of the sewer lines for that land, and other land owned by the Partnership for which sewer lines may be placed in the future, must be borne by the Partnership or by subsequent purchasers of the land.  The Partnership believes that the first phase should be completed by the end of 2012.  At this time the Partnership has not been notified of the amount of any assessment relating to the sewer lines nor of the date when any such assessment will be due.  If any land subject to such assessment were to be sold prior to the Partnership being assessed, of which there can be no assurance, the selling price would likely be reduced by the anticipated amount of such assessment.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4.  Related Party Transactions

The General Partner is entitled to receive from the Partnership a general partner’s fee.  The amount of the general partner’s fee paid to the General Partner for the three months ended September 30, 2010 and 2009 was $40,000 in each period.  The amount of the general partner’s fee paid to the General Partner for the nine months ended September 30, 2010 and 2009 was $120,000 in each period.

The Partnership pays rent to an affiliate of the General Partner for office space located at 55 Brookville Road, Glen Head, New York.  The amount of rent paid to that affiliate for the three months ended September 30, 2010 and 2009 was $4,750 in each period.  The amount of rent paid to that affiliate for the nine months ended September 30, 2010 and 2009 was $14,250 in each period.

[THE REST OF THIS PAGE IS BLANK]

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

REEVES TELECOM LIMITED PARTNERSHIP

Local Real Estate Market Conditions

In April 2006, the market for undeveloped land within the City of Boiling Spring Lakes slowed considerably, primarily due to efforts by the U.S. Fish and Wildlife Service (“Fish and Wildlife”) to protect the habitat of the endangered red-cockaded woodpecker (Picoides borealis).  We believe that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker has had the effect of reducing our real estate sales since 2006, and will likely have the effect of reducing our real estate sales in the future from what might otherwise have been realized in the absence of such restrictions.  In 2007, we began a program to study tree density in known foraging areas to determine the potential for coexistence where sufficient tree density exists, that is, that houses can be built on lots now owned by us while retaining a sufficiently vibrant foraging area for the woodpeckers.  Work on this program was paused during 2010 while we reviewed the progress and the program costs, and we may resume the program in 2011.  We believe that this program may reduce the amount of our land that is subject to restrictions on development because of the red-cockaded woodpecker, although there can be no assurance that any such reduction will occur or, if it occurs, that such reduction will have a material affect on our business.  We are also participating in a program to study the possibility of relocating the nests of the red-cockaded woodpecker to nearby lands.  During 2009, the State of North Carolina allocated resources to a community board to fund the development of this citywide habitat conservation plan; however, the City of Boiling Spring Lakes has, at least temporarily, put any such conservation plan on hold and, in any event, there can be no assurance that relocation of nests will, in fact, occur as a result of this study or otherwise.

Local financial institutions generally tightened credit requirements since 2008, in part due to concerns over the subprime lending market, that is, real estate loans extended to borrowers with poor credit.  We believe that these more restrictive lending practices by area banks have contributed, in part, to a sluggish local real estate market.

Residential

The National Bureau of Economic Research declared recently that the worst recession to have hit the United States since World War II ended in June 2009.  While there are many indications of economic growth across the country, the real estate market in Brunswick County remains significantly slower than in 2007 and 2008, as evidenced by the following:

REEVES TELECOM LIMITED PARTNERSHIP

•
City-data.com, an Internet-based source for information on real estate, reports that the number of homes in Brunswick County sold during the third quarter of 2010 was lower than for any quarter since 2004; and

•
Data from the North Carolina Association of Realtors for the Brunswick County Multiple Listing Service region (which region includes, in North Carolina, all of Bladen, Brunswick, and Columbus Counties and a portion of New Hanover County, and, in South Carolina, a portion of Horry County) shows that, for the first nine months of 2010, the number of existing homes sold was 1,098, less than for the same periods of 2009 and 2008, and only marginally higher than for the same period of 2007.

 The local real estate market continues to see short sales, that is, sales of houses at prices less than the amount of debt on the property, as well as foreclosures, both of which have the effect of increasing the supply of homes for sale and thereby reducing the selling prices of such homes.  In addition, the real estate market in the City of Boiling Spring Lakes continues to be adversely affected by efforts, beginning in April 2006, by Fish and Wildlife to protect the habitat of the endangered red-cockaded woodpecker.  We believe that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker have contributed to our lack of real estate sales in the first nine months of 2010 by limiting new construction in the community.

It is unclear at this time when the market in Brunswick County and, more particularly, in the City of Boiling Spring Lakes will see any significant improvement.  Until the market for existing homes improves significantly, the market for buildable lots, such as those we sell, will continue to be sluggish, at best.  During 2010, we dropped our asking price on most residential lots by 40% to come into line with the prices asked by other sellers of lots in the City of Boiling Spring Lakes; however, there remains a large inventory of lots available for sale in the City of Boiling Spring Lakes, and relatively few transactions are being completed.  Notwithstanding the drop in our asking prices, we expect to have no significant real estate sales until the number of short sales and foreclosures in the local market moderates, economic conditions improve, and financial institutions loosen credit requirements.

  Commercial

Historically, our sales of commercial land have been sporadic, and often we record no sales of commercial land in a year.  Commercial development in the City of Boiling Spring Lakes has largely been concentrated along a stretch of State Road 87, the main road into and out of the development.  The local commercial real estate market has traditionally not been very strong, due to the city’s relatively small population, the lack of sewer service, and the availability of shopping and services in nearby towns, especially Southport, and large regional shopping centers in Wilmington.  Construction of commercial buildings along State Road 87 was active during 2006, declined in 2007 and 2008, and was very slow in 2009 and the first nine months of 2010.  We believe that if construction of commercial buildings along State Road 87 increased, it could have a positive effect on the sale of commercial land by the Partnership, but the timing and amount of revenue generated from such sales cannot be accurately projected.

REEVES TELECOM LIMITED PARTNERSHIP

Recent Developments in the Local Real Estate Market

In May 2010, the City of Boiling Spring Lakes transferred ownership of the municipal water system to Brunswick County in exchange for the County’s construction of a wastewater collection system within a portion of Boiling Spring Lakes and an associated sewer treatment and transmission system.  We own approximately 219 acres of land zoned or intended for commercial use, most of which land fronts on State Road 87.  We expect that the County will ultimately seek to recover the cost of installing that sewer line through assessments of those who own property along the effected route.  At this time, we cannot estimate the amount of any such assessments that the Partnership might face, nor can we predict when such assessments will be due.  Accordingly, no provision for such assessments has been made in the Partnership’s financial statements for the three months and nine months ended September 30, 2010.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

   ■   Revenue

Property Sales

We had no revenue from property sales during the third quarter of 2010 and in the corresponding period of 2009 because we sold no land during those periods.  Management attributes the lack of sales principally to three factors:

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

REEVES TELECOM LIMITED PARTNERSHIP

Interest Income

Interest income decreased 27%.  The decrease is due, in part, to lower interest rates on securities that we held for investment during the three months ended September 30, 2010 compared to the same period of 2009, and, in part, to the average amount we had invested in securities during the three months ended September 30, 2010 being lower than for the same period of 2009.  The decrease in interest rates reflects efforts by the U.S. Federal Reserve System to stimulate the U.S. economy through lower interest rates.  The lower amounts invested reflects our lack of revenues from property sales and our consequent need to use cash received at maturity of some of our investments to pay our operating expenses.

   ■   Direct Costs of Property Sold

We sold no land during the three months ended September 30, 2010 or during the three months ended September 30, 2009.  As a result, we recorded no direct costs of property sold for such periods.

   ■   Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2010 were 1% higher than for the same period of 2009.  The significant changes among the principal components of selling, general and administrative expenses are as follows:

Advertising Expenses

Advertising expenses for the three months ended September 30, 2010 were $2,314, compared to $820 for the same period of 2009.  The 182% increase is due principally to the Partnership’s efforts to spur real estate sales amid indications that the real estate market may be recovering.

Accounting Fees and Expenses

Accounting fees and expenses for the three months ended September 30, 2010 were $12,109, compared to $7,500 for the same period of 2009.  The 62% increase is due, in part, to non-recurring fees we incurred during the third quarter of 2010 in connection with responding to comments issued by the staff of the U.S. Securities and Exchange Commission regarding our disclosures in the Annual Report on Form 10-K for the year ended December 31, 2009, which matter was resolved satisfactorily, and, in part, to an increase in accounting fees and expenses relating to our interim financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

Legal Fees

Legal fees for the three months ended September 30, 2010 were $2,686, compared to $9,569 for the same period of 2009.  The 72% decrease is due, in part, to higher than anticipated legal fees incurred during 2009 in connection with the review of our Annual Report on Form 10-K for the year ended December 31, 2008, which higher fees were recorded and paid during the third quarter of 2009.  The decrease is also due, in part, to our changing legal counsel during 2010, from a law firm based in Nassau County, New York to law firm based in Hartford County, Connecticut.  Typically, law firms based in or near New York City charge higher fees than law firms based elsewhere.

   ■   Depreciation

Depreciation for the three months ended September 30, 2010 was not significantly changed from that for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

   ■   Revenue

Property Sales

We had no revenue from property sales during the nine months ended September 30, 2010 or in the corresponding period of 2009 because we sold no land during those periods.  Management attributes the lack of sales principally to three factors:

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

REEVES TELECOM LIMITED PARTNERSHIP

Interest Income

Interest income decreased 61%.  The decrease is attributable, in part, to lower interest rates during the nine months ended September 30, 2010 compared to the same period of 2009, and, in part, to the average amount we had invested in interest-bearing securities during the nine months ended September 30, 2010 being lower than for the same period of 2009.  The decrease in interest rates reflects efforts by the U.S. Federal Reserve System to stimulate the U.S. economy through lower interest rates.  The lower amounts invested reflects our lack of revenues from property sales during 2010 and our consequent need to use cash received at maturity of some of our investments to pay our operating expenses.

   ■   Direct Costs of Property Sold

We sold no land during the nine months ended September 30, 2010 or during the nine months ended September 30, 2009.  As a result, we recorded no direct costs of property sold for such periods.

   ■   Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2010 were 4% higher than for the same period of 2009.  The significant changes among the principal components of selling, general and administrative expenses are as follows:

Advertising Expenses

Advertising expenses for the nine months ended September 30, 2010 were $5,810, compared to $3,594 for the same period of 2009.  The 62% increase is due principally to the Partnership’s efforts to spur real estate sales amid indications that the real estate market may be recovering.

Accounting Fees and Expenses

Accounting fees and expenses for the nine months ended September 30, 2010 were $30,514, compared to $25,857 for the same period of 2009.  The 18% increase is due, in part, to non-recurring fees we incurred during the third quarter of 2010 in connection with responding to comments issued by the staff of the U.S. Securities and Exchange Commission regarding our disclosures in the Annual Report on Form 10-K for the year ended December 31, 2009, which matter was resolved satisfactorily, and, in part, to an increase in accounting fees and expenses relating to our interim financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

Legal Fees and Filing-Related Costs

Legal fees for the nine months ended September 30, 2010 were $14,476, compared to $18,740 for the same period of 2009.  The 23% decrease reflects the net effect of non-recurring legal fees incurred during each period.  In January 2010, we filed a Form 8-K and a Form 8-K Amendment with the SEC relating to the change in our auditors.  In connection with those filings, during the nine months ended September 30, 2010, we incurred non-recurring legal fees and filing-related costs totaling $8,150.  No costs were incurred on such matters during the nine months ended September 30, 2009.  During the first nine months of 2009, we incurred non-recurring legal fees of $2,372 relating to a review of the process for approving the substitution of limited partners when partnership units are transferred, and for a periodic review of our standard form land sale contracts.  No legal fees were incurred for such matters during the nine months ended September 30, 2010.

Miscellaneous Expenses

Miscellaneous expenses for the nine months ended September 30, 2010 were $7,834, compared to $5,244 for the nine months ended September 30, 2009.  Substantially all of the increase is due to expenses incurred in connection with the periodic appraisal of our real estate assets that we obtained during the first quarter of 2010.  We did not incur similar expenses during 2009.

   ■   Depreciation

Depreciation for the nine months ended September 30, 2010 was not significantly changed from that for the nine months ended September 30, 2009.

Liquidity and Capital Resources

   ■   General

At September 30, 2010, we had $70,946 in cash and $2,365,000 invested in certificates of deposit having a maturity of less than one year.  There was no long-term debt.  Accounts payable and accrued expenses, including accrued expenses owed to affiliates, as of such date totaled $181,750.

Our short-term liquidity requirements consist primarily of funds necessary to pay for administrative and operating expenses, recurring capital expenditures (such as road maintenance and repair), and nonrecurring capital expenditures (such as dam repairs and assessments for municipal water and sewer).  In the past, we typically satisfied these requirements through cash generated from operations; however, because we have generated less than $18,000 in real estate sales since the second quarter of 2007, we have had to satisfy these liquidity requirements in recent years by utilizing existing cash balances.

REEVES TELECOM LIMITED PARTNERSHIP

Our long-term liquidity requirements generally consist of funding capital expenditures associated with road maintenance and repair, rocking or paving of roads where there currently exist only graded or partially graded rights of way, assessments for municipal water and sewer, potential acquisitions of or investments in real estate development projects, and payment of principal and interest on any debt incurred to finance any of our projects.  Other than debt service payments (of which we have had none since 2006) and assessments, all of these liquidity requirements may be viewed as discretionary in that we exercise significant control over the amounts and timing of such expenditures.  In the past, we typically satisfied these requirements through cash generated from operations; however, because we have generated less than $18,000 in real estate sales since the second quarter of 2007, we have had to satisfy these liquidity requirements in recent years by utilizing existing cash balances.

Until an estimate can be made with some degree of certainty as to the costs that we will have to bear for future assessments relating to the installation of water distribution and sewer lines, the General Partner expects to continue investing a significant portion of our cash balances in securities having a maturity of less than one year to provide liquidity to meet the assessments for such costs.

   ■   Cash Flows from Operating Activities

Operating activities used $414,876 of net cash during the nine months ended September 30, 2010, compared to $373,133 of net cash used during the same period of 2009.  Management attributes the change primarily to a greater net loss for the first nine months of 2010 than for the same period of 2009.

   ■   Cash Flows from Investing Activities

Investing activities used $1,166,095 of net cash during the first nine months of 2010, compared to $320,000 of net cash provided during the same period of 2009.  The change is due principally to the timing of maturities of the Partnership’s investments held and the reinvestment of the proceeds during the first nine months of 2010 compared to the same period of 2009.  During January 2010, we invested $1,165,000 in certificates of deposit using the proceeds of certificates of deposit that matured in December 2009, whereas in January 2009 we had no uninvested proceeds from certificates of deposit that matured in December 2008.

REEVES TELECOM LIMITED PARTNERSHIP

   ■   Long-term Debt

The Partnership had no long-term debt outstanding during the nine months ended September 30, 2010 or the same period of 2009.

Off Balance Sheet Arrangements

The Partnership does not utilize off balance sheet arrangements, and there were none during the first nine months of 2010 or 2009.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our principal market risk exposure is to changes in interest rates, which are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control.  Changes in the general level of interest rates can affect our revenue from property sales because the market for real estate in general varies to a large degree upon the level and stability of interest rates.  Generally, when interest rates are high or are increasing, the market for real estate declines, and when interest rates are low or are decreasing, the market for real estate increases.  Despite the current environment of low interest rates, however, we have generated no significant property sales since the second quarter of 2007 because of other reasons discussed elsewhere in this Quarterly Report on Form 10-Q.  Management believes that the extent of such interest rate risk is neither quantifiable nor predictable because of the variability of future interest rates and because of the highly variable nature of our real estate sales due to reasons other than interest rates.

We also have exposure to market risk for changes in interest rates due primarily to the following:

•
Cash:  A portion of our cash is deposited in accounts at a local financial institution bearing interest at variable rates.  If interest rates were to increase, we would earn more interest income on our cash balances.  If interest rates were to decrease, we would earn less interest income on our cash balances.  For the third quarter of 2010, our average cash balance, calculated as the average of the balances on the first and last days of the quarter, was $69,206, and, at September 30, 2010, we had cash of $70,946.

•
Certificates of deposit:  We invest a substantial portion of our cash in certificates of deposit having a maturity of less than one year because we are able to earn a higher rate of interest on cash held in time deposit accounts, such as certificates of deposit, than on cash held in demand deposit accounts, such as checking and money market accounts.  All of such securities are classified as securities held to maturity; hence, we bear substantially no risk of loss due to a change in the market value of any certificate of deposit we own resulting from a change in interest rates prior to maturity of such certificate of deposit.  If interest rates were to increase, upon sale or maturity of the certificates of deposit currently held, we would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the certificates of deposit then purchased.   If interest rates were to decrease, upon sale or maturity of the certificates of deposit currently held, we would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the certificates of deposit then purchased.   For the third quarter of 2010, the average amount invested in certificates of deposit, calculated as the average of the balances on the first and last days of the quarter, was $2,432,500, and, at September 30, 2010, we held $2,365,000 in certificates of deposit having a maturity at the time of purchase of less than one year.

REEVES TELECOM LIMITED PARTNERSHIP

Had the average level of annual interest rates earned on our cash balances and certificates of deposit during the three months ended September 30, 2010 been higher or lower by 100 basis points or one percent (1%), our net income would have been approximately $6,206 more and $3,502 less, respectively.  The foregoing estimate of the change in net income is based upon the average of the balances of cash and certificates of deposit on the first and last days of the quarter as described in the preceding two paragraphs, and assumes that the interest rate on any cash balance or certificate of deposit bearing an interest rate of one percent (1%) or less would be reduced to 0%.

We had no interest-bearing debt outstanding during the third quarter of 2010.

We do not enter into derivative contracts for our own account to hedge against the risk of changes in interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Mr. Davis P. Stowell, the president of our General Partner, carries out the functions of our principal executive officer and principal financial officer, and, accordingly, he is deemed to be our “management” for the purpose of evaluating our disclosure controls and procedures and the effectiveness thereof.  Mr. Stowell has, as of the end of the period covered by this Quarterly Report on Form 10-Q, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, Mr. Stowell has concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

REEVES TELECOM LIMITED PARTNERSHIP

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that occurred during the third fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

[THE REST OF THIS PAGE IS BLANK]

REEVES TELECOM LIMITED PARTNERSHIP

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

Investors should carefully consider the risks described in Part I, Item 1A, “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 31, 2010.   There have been no material changes from the risk factors described in that Annual Report on Form 10-K. The risks and uncertainties described in that Annual Report on Form 10-K are not the only ones we or our unit holders face and there may be additional risks and uncertainties that we do not presently know of or that we currently consider not likely to have a material impact.  If any of these risks and uncertainties develop into an actual event, it could materially and adversely affect our business, financial condition, results of operations, and/or cash flows.

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

[THE REST OF THIS PAGE IS BLANK]

REEVES TELECOM LIMITED PARTNERSHIP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REEVES TELECOM LIMITED PARTNERSHIP

Signatures		Title

By:	Grace Property Management, Inc.	General Partner

By:	/S/ DAVIS P. STOWELL
Davis P. Stowell
President of General Partner (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Date:	November 15, 2010