Form 10-K
period 2010-12-31
REEVES TELECOM LTD PARTNERSHIP
filed 2011-03-31
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)
Large accelerated filer ☐                                                    Accelerated filer ☐
Non-accelerated filer ☐                                                      Smaller reporting company  ☒
     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

The aggregate market value of the registrant’s limited partnership units held by non-affiliates computed by reference to the average of closing bid quotations as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $395,507.

On March 23, 2011, registrant had outstanding 1,811,062 partnership units.

The following documents are incorporated by reference into this Annual Report on Form 10-K:
NONE.

PART I

Special Note on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Annual Report on Form 10-K may not occur.  Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies.  Any such forward-looking statements are based upon current expectations, estimates and projections of management.  We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements.  Words such as “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “expect,” “could,” “should,” “potential,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements.  The forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding economic conditions; interest rates; real estate market conditions; competition in the real estate market; government regulation of the real estate industry (including but not limited to environmental matters, and endangered and protected species); taxes; terms, conditions, and availability of financing to us or others; terms, conditions, and availability of insurance to us or others; occurrence and/or effects of hurricanes and other natural disasters, and related costs; rules and regulations relating to governance or taxation of limited partnerships; accounting principles, interpretations, and practices;  our business and sales strategies, plans and programs; restrictions on development related to endangered species (including but not limited to the red-cockaded woodpecker); installation of water and sewer systems in Boiling Spring Lakes and related costs and assessments; unimproved roads, road improvements, dam repairs and related costs; our liquidity and capital resources (including but not limited to potential financing); our capital expenditures and projects (including but not limited to road improvements); and our potential legal exposure (including but not limited with respect to environmental matters, buyers of our properties, and third parties).   We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, the risks and uncertainties discussed in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K, as well as other risks and uncertainties discussed in our other reports filed with the Securities and Exchange Commission (“SEC”).  Copies of these filings are available at the SEC’s Internet website at http://www.sec.gov.

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

Description of Business

   ■  Real Estate Sales

Boiling Spring Lakes began in 1962 as a 14,000-acre development.  Most of the land has been sold and that which remains lies within the City of Boiling Spring Lakes, in Brunswick County, North Carolina.  Revenue from real estate sales and the type of land sold for each of the last five fiscal years ended December 31, 2010 are shown on Table 1, below.

As used in Table 1 and throughout this Annual Report on Form 10-K, the following terms have the definitions indicated:

“individual lot”:	A platted residential lot (a platted residential lot owned by us typically comprises approximately 1/3-acre, although some lots are less than 1/4-acre and some comprise up to 5 acres).

“unimproved individual lot”:	An individual lot on which construction of a house has not yet been started.

“improved individual lot”:	An individual lot on which the construction of a house has been started, even if at the time of sale construction of the house was not completed.

“commercial land”:	Land zoned or otherwise intended by us for commercial use.

“other land”:	All other types of unimproved land of varying sizes.

TABLE 1: REVENUE FROM REAL ESTATE SALES
AND TYPE OF PROPERTY SOLD IN BOILING SPRING LAKES, NC

	Year Ended December 31,
	2010	2009	2008	2007	2006
Revenue
Individual lots:
Unimproved	$—	$17,904	$—	$449,890	$664,974	[a]
Improved	—	—	—	—	—
Commercial land	—	—	—	29,940	234,437	[a]
Other land	—	—	—	19,926	—
Total revenue	$—	$17,904	$—	$499,756	$899,411
Type of Property Sold
Individual lots:
Unimproved	0	1	0	14	25
Improved	0	0	0	0	0
Commercial land (acres)	0.00	0.00	0.00	0.13	1.30 [b]
Other land (acres)	0.00	0.00	0.00	1.42	0.00

Notes:
[a]	In the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006, revenue from the sale of commercial land was included in revenue from the sale of unimproved individual lots.

[b]	In the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006, 1.30 acres of commercial land was inadvertently omitted.

The City of Boiling Spring Lakes at present has no central sewer system.  As a result, homes and most commercial buildings within the development use septic tanks.

Since the 1970’s, health standards in Brunswick County have become increasingly stringent regarding septic tanks and on-site sewage disposal.  We estimate that 70% to 75% of the property in Boiling Spring Lakes that would have complied with applicable regulations in the 1970’s does not meet present health standards.  This has had a detrimental effect on our real estate operations by substantially reducing the number of our unimproved individual lots, the amount of our commercial land, and the amount of our other land on which an on-site septic system may be installed.  In limited cases, the problem can be cured by the use of drains, or by the scraping away of hard pan and adding fill dirt.  In most cases, however, the only solution to the inability to install an on-site septic system on a specific parcel of land, whether residential or commercial, is to install a multi-user septic system, or a sewer system, to which a house or commercial building built on that specific parcel may be connected.

In May 2010, the City of Boiling Spring Lakes transferred ownership of the municipal water system to Brunswick County in exchange for the County’s construction of a wastewater collection system within a portion of Boiling Spring Lakes and an associated sewer treatment and transmission system.  Brunswick County’s plans for the first phase of municipal sewer service involve sewer lines for the business district that runs along a stretch of State Road 87, the main road into and out of the development.  The Partnership believes that the first phase will be started in 2011 and be completed by the end of 2013.

Additional phases of the County’s sewer system, planned for after 2012, would extend sewer lines to residential areas of the development.  Depending upon our financial resources, the market for real estate in and around Boiling Spring Lakes, and economic conditions generally, among other factors, we may consider arranging with the County to run sewer lines to certain residential areas, at our cost, before such areas would otherwise be served according to the County’s plans.  We may, in addition and/or alternatively, consider installing separate, small multi-user systems such as that we installed in 1997 on certain commercial land we then held for sale.  A private contractor may install a sewer system to serve land that he owns, and land owned by others, including us, may be able to connect to such system if built; however, to date no such private sewer system has been built in the development and obstacles would have to be overcome for any such system to be built in the future.  Notwithstanding any current plans to install a sewer system in Boiling Spring Lakes, there can be no assurance that Brunswick County, the City of Boiling Spring Lakes, we, a private contractor, or another public or private entity will install a sewer system in Boiling Spring Lakes or, if such a system is installed, that we will be able to tie some or all of our land into any such system at a reasonable cost, if at all.

See “Item 1A.  Risk Factors – Most of our real estate lacks municipal water and sewer services.”

   ■  Other Revenue and Rental Income

From time to time, we have generated revenue from sources other than real estate sales, such as rental income.  The amount of revenue generated from such sources during the last five fiscal years ended December 31, 2010 is shown on Table 2, below.

TABLE 2: OTHER REVENUE AND RENTAL INCOME
BOILING SPRING LAKES, NC
	Year Ended December 31,
	2010	2009	2008	2007	2006

Other revenue [a]	$—	$—	$—	$4,237	$23,668

Notes:
[a]	Reported under “Revenues” on the Statements of Operations.

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

   ■  Patents, Trademarks, Licenses, Franchises, and Concessions Held

Other than a real estate brokerage license issued by the State of North Carolina Real Estate Commission to our General Manager, who acts as our real estate sales person, our business is not dependant in any material respect on any patent, trademark, license, franchise, or concession.

   ■  Dependence Upon Customers

From time to time, we sell tracts of land or blocks of lots to developers or others who may comprise, in a particular year, a significant percentage of our revenue from land sales.  Generally, however, we are not dependent in any respect upon one or a few customers, the loss of any one of which might significantly affect our financial results.

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

Many real estate developments and communities in Brunswick County provide recreational facilities, such as a golf course, lakes and/or swimming pools, and tennis courts.  We own no recreational  facilities but some are available in the City of Boiling Spring Lakes.  In many cases, depending upon the financial resources of the particular developer or community, such facilities are more extensive and/or more varied than the facilities in Boiling Spring Lakes.  Lots associated with such recreational facilities generally command higher sales prices than lots owned by us.

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

The market for undeveloped land within the City of Boiling Spring Lakes has continued to be adversely affected by efforts, commenced in April 2006, by the U.S. Fish and Wildlife Service (“Fish and Wildlife”) to protect the habitat of the endangered red-cockaded woodpecker (Picoides borealis).  We believe that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker has had the effect of reducing our real estate sales since 2006, and will likely have the effect of reducing our real estate sales in the future from what might otherwise have been realized in the absence of such restrictions.  In 2007, we began a program to study tree density in known foraging areas to determine the potential for coexistence where sufficient tree density exists, that is, that houses can be built on lots now owned by us while retaining a sufficiently vibrant foraging area for the woodpeckers.  Work on this program was paused during 2010 while we reviewed the progress and the program costs, and we may resume the program in 2011.  We believe that this program may reduce the amount of our land that is subject to restrictions on development because of the red-cockaded woodpecker, although there can be no assurance that any such reduction will occur or, if it occurs, that such reduction will have a material affect on our business.  We are also participating in a program to study the possibility of relocating the nests of the red-cockaded woodpecker to nearby lands.  During 2009, the State of North Carolina allocated resources to a community board to fund the development of this citywide habitat conservation plan; however, the City of Boiling Spring Lakes has, at least temporarily, put any such conservation plan on hold and, in any event, there can be no assurance that relocation of nests will, in fact, occur as a result of this study or otherwise.

Residential

In late 2010, the National Bureau of Economic Research declared that the worst recession to have hit the United States since World War II ended in June 2009.  While there are many indications of economic growth across the country, the real estate market in Brunswick County remains significantly slower than in 2008 and 2009, as evidenced by the following:

•
City-data.com, an Internet-based source for information on real estate, reports that the number of homes in Brunswick County sold during the fourth quarter of 2010 was lower than for any quarter since 2004; and

•
Data from the North Carolina Association of Realtors for the Brunswick County Multiple Listing Service region (which region includes, in North Carolina, all of Bladen, Brunswick, and Columbus Counties and a portion of New Hanover County, and, in South Carolina, a portion of Horry County) shows that, for 2010, the number of existing homes sold was 1,520, 24% less than for 2009 and 15% less than for 2008.

 The local real estate market continues to see short sales, that is, sales of houses at prices less than the amount of debt on the property, as well as foreclosures, both of which have the effect of increasing the supply of homes for sale and thereby reducing the selling prices of such homes.  In addition, the real estate market in the City of Boiling Spring Lakes continues to be adversely affected by efforts, beginning in April 2006, by Fish and Wildlife to protect the habitat of the endangered red-cockaded woodpecker.  We believe that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker have contributed to our lack of real estate sales in 2010 by limiting new construction in the community.

It is unclear at this time when the market in Brunswick County and, more particularly, in the City of Boiling Spring Lakes will see any significant improvement.  Until the market for existing homes improves significantly, the market for buildable lots, such as those we sell, will continue to be sluggish, at best.  During 2010, we dropped our asking price on most residential lots by 40% to come into line with the prices asked by other sellers of lots in the City of Boiling Spring Lakes. In February 2011, we dropped our asking prices further, for a total reduction in our asking prices of 60%.  There remains a large inventory of lots available for sale in the City of Boiling Spring Lakes, and relatively few transactions are being completed.  Notwithstanding the recent temporary reductions in our asking prices, we expect to have no significant real estate sales until the number of short sales and foreclosures in the local market moderates, economic conditions improve, and financial institutions loosen credit requirements.

See “Item 1A.  Risk Factors,” below, for a discussion on numerous risk factors associated with our real estate business.

Commercial

Historically, our sales of commercial land have been sporadic, and often we record no sales of commercial land in a year.  Commercial development in the City of Boiling Spring Lakes has largely been concentrated along a stretch of State Road 87, the main road into and out of the development.  The local commercial real estate market has traditionally not been very strong, due to the city’s relatively small population, the lack of sewer service, and the availability of shopping and services in nearby towns, especially Southport, and large regional shopping centers in Wilmington.  Construction of commercial buildings along State Road 87 was active during 2006, declined in 2007 and 2008, was very slow in 2009, and virtually nonexistent in 2010.  We believe that the resumption of construction of commercial buildings along State Road 87 could have a positive effect on our sales of commercial land, but the timing and amount of revenue generated from such sales cannot be accurately projected.

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

   ■  Liquid Assets and Reserves

As of December 31, 2010, we held $458,956 in cash and had $1,886,000 invested in certificates of deposit having an initial maturity of more than 91 days but less than one year.  Accounts payable and accrued expenses, including accrued expenses owed to affiliates, as of such date totaled $225,892.

Our partnership agreement obligates the General Partner to distribute Distributable Cash (as such term is defined in the partnership agreement).  Distributable Cash excludes, among other items, reserves established for working capital, contingent liabilities, taxes, debt service, repairs, replacements, renewals, capital expenditures, or other purposes as established by the General Partner consistent with the partnership agreement.  Such reserves are used solely for calculating Distributable Cash and are not treated as deductions from income for accounting purposes.  A summary of reserves established is shown in Table 3, below.

TABLE 3: RESERVES FOR CALCULATING DISTRIBUTABLE CASH
	Beginning		Ending
Year	Balance	Additions	Balance	Purpose Additional Reserve was Established

2002	$1,325,000	$100,000	$1,425,000	Repairs to the dam, road repairs and improvements.
2003	1,425,000	250,000	1,675,000	Road repair and improvements, future extension of sewer system to our land, possible multi-user septic system.
2004	1,675,000	1,200,000	2,875,000	Road repair and improvements, future extension of sewer system to our land, possible multi-user septic system.
2005	2,875,000	3,050,000	5,925,000	Surrveying, road repair and improvements, future extension of sewer system to our land, possible development of commercial land.
2006	5,925,000	—	5,925,000
2007	5,925,000	100,000	6,025,000	Road repairs and improvements.
2008	6,025,000	—	6,025,000
2009	6,025,000	100,000	6,125,000	Water assessments.
2010	6,125,000	2,350,000	8,475,000	Sewer system along Route 87 corridor, net of $50,000 adjustment to 2009 addition for water assessments..

Notes:
These reserves are used solely for calculating Distributable Cash and are not treated as deductions from income for accounting purposes.

As a result of losses incurred in prior years and the reserves for calculating Distributable Cash set forth in Table 3, there has been no Distributable Cash and, therefore, no distributions of Distributable Cash have been made since our inception.

Assessments relating to the first phase of Brunswick County’s sewer system have not yet been determined; however, we believe that the assessment on our commercial land along the Route 87 corridor will likely be between $1,000,000 and $1,500,000, and in 2010 we established a reserve for calculating Distributable Cash of $1,500,000 for that purpose.  Since our commercial land along Route 87 currently represents approximately 27% of our total land available for sale, measured by acreage, and our total reserves for calculating Distributable Cash relating to the extension of sewer service to all of our land was $3,175,000 at the beginning of 2010, we believe it appropriate to add an additional reserve of $900,000 relating to the extension of sewer service to all of our land.  Since the timing of, and costs associated with, the extension of sewer service to other land that we own cannot presently be estimated with any certainty, the total reserve relating to the extension of sewer service to our land of $5,575,000 may have to be supplemented further in future years.

   ■  Available Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the “SEC”).  These filings may be read without charge and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.  The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The SEC’s website address is http://www.sec.gov.

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

   ■  Risks Relating to Real Estate Generally

We are subject to risks associated with investments in real estate.

Our revenues and the value of our real estate may decline due to developments that adversely affect real estate generally and those that are specific to our properties.  General factors that may adversely affect our properties include, among others, the following:

•	Increases in interest rates.

•	A general tightening of the availability of credit.

•	A decline in the level of employment.

•	A decline in the economic conditions in our primary market.

•	A decline in consumer confidence.

•	A decline in consumer income.

•	An adverse change in demographics.

•	An increase in competition for customers.

•	An increase in supply of houses and/or homesites in our primary market.

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

These factors are largely beyond our control.  At the present time, we have no plans to engage in development activities.

The real estate business is competitive.

The real estate business is highly competitive.  We compete with a large number of companies and individuals, many of whom are believed to have substantially greater financial and other resources than we have.  Some of our competitors are active in markets in other regions or throughout the entire United States.  Our ability to weather downturns in the local real estate market or respond to changing trends in the real estate business may be substantially less than some or many of our competitors.

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

The real estate industry has experienced a prolonged and severe downturn that may continue in some portions of the country for an indefinite period and adversely affect our business and results of operations compared to prior years.

Since 2006, our market and the U.S. real estate industry as a whole have experienced a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale compared to prior years.  High levels of unemployment, shrinking gross domestic product, reduced consumer spending, significantly tighter lending standards for borrowers, and the disruption in financial and credit markets generally have all contributed to a severe economic recession in the United States and a severe downturn in the domestic housing market from which portions of the country have only recently begun to recover.  North Carolina has experienced a substantial decline in demand in most of its residential real estate markets in recent years.  Home foreclosures and forced sales by homeowners under distressed economic conditions have contributed to the high levels of inventories of homes and homesites available for sale.  The collapse of demand for real estate and high levels of inventories have caused prices for residential real estate to significantly decline compared to prior years.

These adverse market conditions have negatively affected our residential and commercial real estate business.  Our revenues from the sale of real estate have drastically declined in the past several years, which has had an adverse affect on our financial condition and results of operations.

While some sections of the country have seen some improvement in the real estate market beginning in 2010, we do not know if such improvement will spread to other sections of he country, if at all, or when real estate markets will return to more normal conditions.  Our business will continue to suffer until market conditions improve.

Increasing interest rates could cause defaults for those who financed the purchase of their houses with adjustable rate and other interest rate-sensitive financing products, which could increase the number of homes available for resale.

Prior to 2006, many home buyers financed their purchases using financing products that involve adjustable rates, interest only mortgages, or other mortgages, including sub-prime mortgages, that involve, at least during initial years, monthly payments that were significantly lower than those required by conventional fixed-rate mortgages.  As monthly mortgage payments increase, either as a result of increasing adjustable rates or as a result of principal payments coming due, some of these home buyers could default on their payments and have their homes foreclosed, which would increase the inventory of homes available for resale.  Foreclosure sales and other distress sales may result in declines in market prices for homes from current levels.  In an environment of declining prices, many home buyers may delay purchases of homes in anticipation of lower prices in the future.  At the same time, as lenders perceive deterioration in credit quality among home buyers, lenders increase the qualifications needed for mortgages or adjust lending terms to address increased credit risk.  All of such actions have a negative affect on our business by making it more difficult for certain of our potential customers to obtain financing or resell their existing homes.

Changes that adversely affect liquidity in the secondary mortgage market could adversely affect our business.

The Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) are government-sponsored enterprises that provide significant liquidity to the secondary mortgage market, principally by purchasing mortgages from financial institutions that lend money to home buyers.  Freddie Mac also provides guarantees on mortgages, which allows borrowers to obtain financing when they would not otherwise be able to do so.  Since September 2008, Fannie Mae and Freddie Mac have both been in conservatorship, operating under the direction of the Federal Housing Finance Agency.  This status allows both entities to continue to operate despite recent huge losses, using funding from the U.S. Treasury to subsidize their operations.  Either or both entities may reduce or alter the scope of their activities to reduce future losses.  In addition, changes in federal laws and regulations could have the effect of curtailing the activities of Fannie Mae and Freddie Mac.  Any curtailment of the activities of Fannie Mae and Freddie Mac, or either of them, could increase mortgage interest rates and increase the effective cost of homes, which could reduce the demand for our real estate and adversely affect our business and results of operations.

   ■  Risks Relating to Our Business

We have operated at a loss in recent years.

We operated at a loss and experienced negative operating cash flow in each of 2007, 2008, 2009, and 2010.  A substantial portion of our negative cash flow is due to the carrying costs, primarily property taxes, of our land.  Since 2007, we have funded our operations primarily through our cash balances and cash reserves.  Our financial performance in the near future continues to be challenged by the weakness in the real estate market in and around Boiling Spring Lakes.  For these reasons, we expect to continue to generate negative operating cash flow and to operate at a loss until we see a recovery in the local real restate market.  We cannot predict when such a recovery will occur, and, accordingly, we cannot predict when, if at all, we will begin generating positive operating cash flow or our financial conditions will begin to improve.

A prolonged recession in the national economy, or a deterioration in national or regional economic conditions, especially in North Carolina, could continue to adversely affect our business.

A prolonged recession will have a material adverse effect on our business, results of operations, and financial condition.  If economic conditions were to deteriorate, our financial condition could worsen.

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

We currently invest most of our cash in a money market account at a local financial institution and in U.S. Treasury securities and/or certificates of deposit having a maturity of one year or less that are held to maturity.  We have exposure to changes in interest rates in that: (a) at the time any such Treasury security or certificate of deposit matures, if the interest rate is lower for newly purchased Treasury securities or certificates of deposit than that on the maturing security, future interest income will decrease due to the lower interest rate, and (b) interest rates paid on money market balances fluctuate with changes in market interest rates, therefore, interest earned on balances held in a money market account will decrease if market interest rates decrease.

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

Changes in federal income tax laws may affect demand for real estate.  Various proposals have been publicly discussed to limit or eliminate mortgage interest deductions and to limit or eliminate the exclusion of gain from the sale of a principal residence.  Enactment of such proposals may have an adverse effect on the homebuilding industry in general and, in turn, on businesses, such as ours, that sell undeveloped real estate.  We cannot make a meaningful prediction as to whether any such proposals will be enacted and, if enacted, the particular form such laws would take.

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

We may be unable to obtain financing.

As of December 31, 2010, our total consolidated debt was zero.  There can be no assurance that the amounts available from internally generated funds, cash on hand, and sale of assets will be sufficient to fund our anticipated operations and meet existing and future liabilities.  We may be required to seek additional capital in the form of a loan from a bank or other lender.  Should we undertake any development activities, our business and earnings would also be substantially dependent upon our ability to obtain financing for those activities.  No assurance can be given that such financing will be available or, if available, will be on terms favorable to us.  If we are not successful in obtaining sufficient capital to fund the implementation of our business strategy and for other expenditures, we might be required to sell properties for far less than their market value.  At this time, however, we do not anticipate having to resort to selling our properties at substantial discounts from their market value.

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

Increases in real estate property taxes could reduce customer demand for homes and homesites in our market.

Brunswick County experienced significant increases in property values during the record-setting real estate activity in the first half of the last decade.  As a result, many local governments have been, and may continue, aggressively re-assessing the value of homes and real estate for property tax purposes.  These larger assessments increase the total real estate property taxes due from property owners annually.  Because of decreased revenues from other sources due to economic factors, many local governments have also increased their property tax rates.

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

At December 31, 2010, we owned, among other land, approximately 244 acres of undeveloped, unplatted land intended for residential use, and approximately 219 additional acres of undeveloped, unplatted land intended for commercial use.  Changes in zoning or other regulations may prevent us from subdividing all or a substantial portion of such acreage, which, in turn, may adversely affect our ability to continue generating revenue from real estate sales and/or our ability to effect a bulk sale of all or substantially all of our assets.  If we are unable to obtain a rezoning of commercial land, we may be unable to realize any value in a sale of such land.

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

An accident at nearby facilities could adversely affect our business.

Military Ocean Terminal Sunny Point is among the largest military terminals in the world and serves as a transfer point between rail, trucks, and ships for the import and export of weapons, ammunition, explosives, and military equipment for the United States Army.  The military terminal is approximately ten miles from Boiling Spring Lakes.  Progress Energy’s Brunswick Nuclear Plant, consisting of two units generating a total of approximately 1,875 megawatts of electrical energy, is situated on a 1,200-acre site approximately ten miles from Boiling Spring Lakes.  The nuclear plant is serviced by a 2½ mile long intake canal, which brings water to the plant for cooling the nuclear reactors, and a 5½ mile long discharge canal, which directs the heated water about ½ mile out into the Atlantic Ocean.  A terrorist or other attack against either the military terminal or the nuclear plant, or a significant accident at either facility, or significant damage to the transportation links to either facility or to a canal serving the nuclear plant, could result in a decrease in the desirability of our property among potential buyers of real estate, which, in turn, could have an adverse affect on our land sales and, in turn, a material adverse effect on our financial condition and results of operations.

Terrorist attacks and threatened or actual war may adversely affect our business.

Terrorist attacks or threats, whether within the United States or abroad, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions may cause prospective buyers to postpone or cancel real estate transactions.  Any widespread pattern of such postponements or cancellations could adversely affect real estate markets generally, and our market in particular, which could reduce the demand for our real estate and adversely affect our business and results of operations.

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

We currently have no plans to acquire real estate but we may do so in the future.

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

A contractor on an existing project or a project we decide to undertake may default on its obligations or become bankrupt or insolvent, which may result in substantial costs, liabilities, and loss of revenues, or cause us not to realize the anticipated benefits from the project.

Contractors are generally exposed to risks not only with respect to a project in which we have an interest, but also other projects in which they are involved.  A default by a contractor, or the bankruptcy, insolvency or other failure of a contractor engaged by us on an existing project or a project we decide to undertake may require, among other possibilities, that we determine whether we want to fund monies beyond what we are contractually obligated to fund, take over contracting of the project, find another contractor for the project, or sell our interest in the project.  These events could delay the completion of the project, result in our incurring additional costs, and/or preclude us from realizing anticipated returns, if any.  These events could cause a decrease in the value of our assets and compel us to seek additional sources of liquidity, which may or may not be available, in order to complete the project.

We may incur significant costs to comply with the Americans with Disabilities Act.

Investment in real estate assets may be subject to the Americans with Disabilities Act of 1990, as amended.  Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities.  The act’s requirements could require us to remove access barriers in any property we own, and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.

Should any property we own contain or develop harmful mold, we could face liability for adverse health effects and costs of remediating the problem.

The presence of mold at any property we currently own, or acquire or build in the future, could require us to undertake a costly program to remediate, contain or remove the mold.  Mold growth may occur when moisture accumulates in buildings or on building materials.  Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing because exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. The presence of mold could expose us to liability from tenants and others if property damage or health concerns arise.

We are vulnerable to concentration risks because our operations are currently exclusive to a Brunswick County, North Carolina submarket.

Our real estate activities are entirely located in the City of Boiling Spring Lakes, in Brunswick County, North Carolina.  Because of our geographic concentration, our operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified real estate developers.  The performance of the Brunswick County economy greatly affects our sales and, consequently the underlying values of our properties.  The Brunswick County economy is heavily influenced by conditions and employment in the defense industry, recreation, and in government.  A decrease in government supported projects, through budget cuts or otherwise, could adversely affect the economy in our market.

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

One significant infrastructure improvement that has been proposed for Southeastern North Carolina is the North Carolina International Terminal, a marine cargo facility intended to be capable of handling 1.5 million containers annually.  The proposed site for NC International Terminal is a 600-acre undeveloped industrial site near Southport, North Carolina and approximately eight miles from Boiling Spring Lakes.  The land has been acquired but construction of the site infrastructure and the supporting road and rail links has not yet commenced.  The North Carolina State Ports Authority originally projected a 2017 opening date; however, environmental and other approvals have yet to be obtained, and significant opposition to the project from community organizations and others led the North Carolina legislature in 2010 to halt further funding for the project’s planning and development.  Legal challenges to the cargo facility remain outstanding or are contemplated, and there is no assurance that these lawsuits or any future legal challenges to the new cargo facility will be successfully resolved, or that the North Carolina legislature will fund future planning and development.  Also, there is no assurance that the construction of the cargo facility will not encounter other difficulties, such as financing issues, construction difficulties, or cost overruns, that may delay or prevent the completion of the new cargo port.  We believe that the construction and completion of NC International Terminal will be greatly beneficial to the overall economic development of Southeastern North Carolina and to our business prospects; however, if the new cargo facility is not completed, the effect on our business prospects is unclear.

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

From time to time, typically every two years, we obtain an appraisal of our real estate assets located in the City of Boiling Spring Lakes.  See “Item 2. Properties – Appraisal of Real Estate Assets.”   Each appraisal is based upon, among other factors, recent sales of real estate and the then-current market conditions for real estate generally, as well as in North Carolina, Brunswick County, and Boiling Spring Lakes, in particular.  The appraised value of the assets set forth in one appraisal report may vary significantly from the appraised value set forth in any previous or future appraisal report for one or more reasons, including, among others, a change in market conditions and a change in the assets being appraised.  There is no guarantee that we could obtain the appraised value upon a sale of the appraised assets, and, in the event of a sale of the appraised assets, the actual sale price could be higher or lower than the appraised value set forth in any appraisal report.

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

Most of our real estate lacks municipal water service.

Most of our land lacks municipal water service.  The City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development in 2004 and, in 2009, began work on an expansion of the municipal water system.   That expansion was completed in January 2011.  The cost of the expansion is to be borne by owners of land directly passed by new water mains by the payment of an assessment of $500 per lot plus a tap fee of $860 per lot containing a dwelling.  Our total assessment relating to this expansion was determined to be $49,500 based upon a formula that allows adjoining lots to be aggregated into a group and counted as one lot for assessment purposes.  Should we sell some, but not all of the lots that were aggregated into a group, an additional assessment may have to be paid by us with respect to such lots at the time the sale of such lots is closed.  We capitalized $49,500 of assessments in 2009 by increasing the cost basis of land affected.  In May 2010, the City of Boiling Spring Lakes transferred ownership of the municipal water system to Brunswick County.

Further expansions of water service will depend upon, among other factors, the ability to control costs of laying pipelines and the demand for such water service.  There is no certainty that any further expansion of water service will occur or, if it occurs, that our land may connect to such further expansion of the water service.  A significant portion of the cost of any further expansion of water distribution to our land must be borne by us or by subsequent purchasers of the land.  We expect to capitalize any such assessment paid by us by adding the amount of the assessments to the cost basis of our land held for sale.  When we sell land affected by water lines, the direct cost of land sold will reflect the capitalized costs.  We will likely achieve a higher sales price for land with water service than for land without such service, but the direct cost of such land sold will also be higher than for a lot which does not reflect such capitalized costs.

We cannot estimate with any certainty the amount of any future assessments for further expansions of the water system, nor can we predict with any certainty when any such future assessments may be made or, once made, become due.  If we are liable for any such assessment and have insufficient funds to pay such assessment when due or we are unable to obtain financing on terms that we believe to be acceptable, we may be unable to continue operating and may become insolvent.

Most of our real estate lacks public sewer service.

The lack of public sewer service has been a major inhibiting factor in our efforts to sell and/or develop land in Boiling Spring Lakes.  Prior to 2004, virtually all residents in the development were forced to rely upon individual septic systems.  Brunswick County has plans for an area-wide sewer system for Boiling Spring Lakes.  We expect that the County will begin installation of the first phase in 2011 to service the City’s commercial corridor along Highway 87, and that the first phase will be completed in 2013; however, there is no certainty that the first phase of the sewer system will be installed as planned or at all, or that, if installed, that subsequent expansion of the sewer system will occur or that we may connect any or some of our land to such expansion of the sewer system.  A private contractor may elect to install a sewer system to serve a portion of Boiling Spring Lakes where he is looking to develop commercial and/or residential land that he owns; however, there is no certainty that any such private sewer system will be installed or, if installed, that our land may connect to such private sewer system.

A significant portion of the cost of sewer lines to our land must be borne by us or by subsequent purchasers of the land.  We expect to capitalize any such assessment paid by us by adding the amount of the assessments to the cost basis of our land held for sale.  When we sell land affected by sewer lines, the direct cost of land sold will reflect the capitalized costs.  We will likely achieve a higher sales price for land with sewer service than for land without such service, but the direct cost of such land sold will also be higher than for a lot which does not reflect such capitalized costs.  If we sell any land subject or likely to be subject to a sewer assessment prior to us being assessed, of which there can be no assurance, the selling price would likely be reduced by the anticipated amount of such assessment.

 We cannot estimate with any certainty the amount of any assessments for sewer lines, nor can we predict with any certainty when any such future assessments may be made or, once made, become due.  If we are liable for any such assessment and have insufficient funds to pay such assessment when due or we are unable to obtain financing on terms that we believe to be acceptable, we may be unable to continue operating and may become insolvent.

Our business may be adversely affected by damage to dams.

We are responsible for the maintenance and repair of a dam designed to retain water in one of the lakes within the City of Boiling Spring Lakes.  The dam was breeched and partially washed out following a severe storm in 1996.  We have spent approximately $185,000 since 2001 to repair the dam.  We had intended to deed the dam to the City of Boiling Spring Lakes after the repairs were completed, and the City indicated that it would accept the title after completion of the work; however, from time to time, the City has requested certain additional work be completed on the dam prior to transfer of title.  At this time we contemplate no additional work but until such time as the title is transferred, there can be no assurance that the City will not require us to undertake and complete additional work on the dam, or decide not to accept title, notwithstanding additional work on the dam.  The occurrence of a hurricane, flood, or unusually heavy or prolonged rain could result in damage to the dam.  In such an eventuality before the transfer of title to the dam, we would be responsible for the repair costs, which could be substantial, and until such repair is completed, our ability to develop and sell properties or realize income from projects could be materially adversely affected.

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

The costs to complete a road, and to rock or pave a road with asphalt, are capitalized and added to the cost basis of our land held for sale.  When we sell land situated on a completed road, or a road that has been rocked or paved with asphalt, the direct cost of land sold will reflect the capitalized costs.  As a result, we will likely achieve a higher sales price for land situated on a completed road, or a road that has been rocked or paved with asphalt, but the direct cost of such land sold will also be higher than for a lot which does not reflect such capitalized costs.

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

Any loans that we originate from land sales are subject to the risks of delinquency and foreclosure.

We currently sell land for all cash.  We may, in the future, elect to originate loans by selling land for a combination of cash and a note.  Any such loan is subject to risks of delinquency and foreclosure, and risks of loss.  The ability of a borrower to repay a loan secured by land depends primarily upon the existence of independent income or assets of the borrower.   We bear the risks of loss of principal to the extent of any deficiency between the value of the land and the principal and accrued interest of the loan.  In the event of the bankruptcy of the borrower, the loan to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.  Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan, and the cash portion of the sale price paid for the land by the borrower may not cover our legal and other costs relating to foreclosure or bankruptcy of the borrower.  Should we foreclose on a property, we may be unable to resell that property, whether at the original sale price or otherwise.  Should we foreclose on a property on which the borrower has commenced construction of a building or otherwise altered the property, we may be required to incur substantial costs to restore the property to a sellable condition.

We may have cash balances in our bank accounts in excess of FDIC-insured limits.

We hold our cash primarily in checking and money market accounts, and in certificates of deposit.  Certificates of deposit include those held at our principal bank, on account under the Certificate of Deposit Account Registry Service (“CDARS”) program, and brokered certificates of deposit arranged through a securities broker-dealer.  Our principal bank, and each bank where we hold a certificate of deposit, is insured by the Federal Deposit Insurance Corporation (“FDIC”).  The FDIC, an independent agency of the United States government, insures deposits (including, but not limited to, certificates of deposit) up to $250,000 per depositor, per bank, subject to certain conditions; however, the insurance limit is currently set to drop to $100,000 after December 31, 2013.  In addition, effective from December 31, 2010 through December 31, 2012, the FDIC insures all deposits in noninterest bearing transaction accounts, such as checking accounts, without limitation as to amount.  In the event that any bank where we hold funds (including through a certificate of deposit) becomes insolvent, we may lose some or all of any excess over FDIC-insured limits that we hold at that bank.  From time to time, we have had cash balances at our principal bank in excess of FDIC-insured amounts.

We may have balances in our brokerage account in excess of SIPC-insured limits.

We hold cash, and purchase and hold money market mutual funds, U.S. Treasury securities, and brokered certificates of deposit through a brokerage account at a securities broker-dealer insured by the Securities Investor Protection Corporation (“SIPC”).  The SIPC, a non-profit corporation set up and funded by the brokerage industry, insures investors’ accounts up to $500,000 per investor, subject to certain conditions, in the event that a member brokerage firm goes bankrupt, and cash and securities are missing from customer accounts.  At December 31, 2010, we held in the brokerage account cash, investments in money market mutual funds, and brokered certificates of deposit totaling $1,442,029, or $942,029 in excess of SIPC-insured amounts.  Of that $1,442,029, a total of $1,201,000 was invested in brokered certificates of deposit that are fully insured by the FDIC.  In the event that the broker-dealer where we maintain our account becomes insolvent or amounts in our account are lost or missing due to fraud or otherwise, we may lose some or all of any excess over SIPC-insured amounts.

Our business is subject to complex corporate governance, public disclosure, and accounting requirements that have increased both our costs and the risk of noncompliance.

Because we are required to file periodic and other reports with the SEC, we are subject to numerous rules and regulations of federal, state, and other entities charged with the protection of investors.  These entities, including but not limited to the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, and the SEC, have implemented requirements, standards, and regulations, including expanded disclosures and more complex accounting rules, and continue developing additional requirements. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from operating activities to compliance activities.

Because new and modified laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding related financial disclosures and compliance matters, and additional costs necessitated by ongoing revisions to our disclosures and governance practices.  Changes in these laws, regulations, and standards can be difficult to predict and can materially affect how we record and report our financial condition and results of operations.  In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.  In addition, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make significant estimates that affect the financial statements.  Due to the inherent nature of these estimates, no assurance can be given that we will not be required to recognize significant, unexpected income or losses due to actual results varying materially from management’s estimates. Additional information regarding our critical accounting policies can be found in the section captioned “Critical Accounting Policies” in Item 7 of this Annual Report on Form 10-K.

Our failure to file timely reports may subject us to shareholder litigation, which may materially and adversely affect our business.

Our failure to file our reports in a timely manner may subject us to shareholder litigation, which may divert the attention of our management and force us to expend resources to defend against such claims.  Any litigation may have a material and adverse effect on our business and future results of operations.

There may be deficiencies with our internal controls that require improvements, and we will be exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from legislation requiring companies to evaluate controls under Section 404(a) of the Sarbanes-Oxley Act of 2002.  Under the supervision and with the participation of our management, we have evaluated our internal controls system in order to allow management to report on our internal controls, as required by Section 404(a) of the Sarbanes-Oxley Act.  We have performed the system and process evaluation and testing required in an effort to comply with the management certification requirements of Section 404(a).  As a result, we have incurred additional expenses and a diversion of management’s time.  If we are not able to meet the requirements of Section 404(a) in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, our operating results and the value of our units.

        Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud.  If we are unable to maintain adequate internal control over financial reporting, our business operating results and financial condition could be harmed.  On an annual basis, we will furnish an assessment by our management on the design and operating effectiveness of our internal control over financial reporting with our Annual Report on Form 10-K.  During the course of the documentation and testing necessary to make our annual assessment, we may identify significant deficiencies or material weaknesses that we may be unable to remediate before the requisite deadline for that report.  If our management were to conclude in its reports that our internal control over financial reporting was not effective, this could have a material adverse effect on our ability to process and report financial information and the value of our partnership units could decline significantly.

   ■  Risks Relating to an Investment in Our Partnership Units

We do not expect to make any distributions to unitholders for the foreseeable future.

We do not anticipate that we will make any cash distributions to unitholders in the foreseeable future. Accordingly, investors must rely on sales of their units after price appreciation, which may never occur, as the only way to realize any future gains on their investment.  Investors seeking cash distributions in the foreseeable future should not purchase our partnership units.

The amount of distributions to unitholders, if any, is uncertain.

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

The amount and timing of future cash distributions, if any, to unitholders will depend upon generation of cash from sales of real estate holdings and the resolution of liabilities and associated costs.  We experienced operating losses for the years ended December 31, 2008, 2009, and 2010, and there can be no assurance that the amounts available from internally generated funds, cash on hand, and sale of our remaining assets will be sufficient to fund our anticipated operations and meet existing and future liabilities.  These losses, and the uncertainty surrounding liabilities and other claims, create uncertainties about our ability to meet existing and future liabilities as they become due.  We have taken certain steps, including conservation of cash, in light of these uncertainties.  We may be required to seek additional capital, such as in the form of bank financing; however, there is no assurance that such additional capital will be available or, if available, will be on terms favorable to us.

We may be required to use a liquidation basis of accounting in view of the foregoing.  Should we adopt a liquidation basis of accounting, we would need to make reasonable provisions to pay all claims and obligations, which include contingent and conditional claims as well as unknown claims that may arise after dissolution, such as assessments for water and sewer systems.  The consequence is that unitholders would likely not receive any distributions prior to dissolution, or if they did, the distributions might be lower than the current book value of the units.  Because the amount of reserve required is uncertain, we might reserve a higher amount than necessary.  We would not plan on distributing cash to unitholders before entering dissolution.  Our ability to make cash distributions during dissolution would depend upon resolution of claims and liabilities.  Under any liquidation scenario, unitholders would not have control over the divestiture of our remaining assets or the liquidation process.   We cannot make any assurance that changes in our policies would serve fully the interests of all unitholders or that under any liquidation scenario the unitholders would receive any liquidating distributions of cash or other property, or if they do, that the distributions would equal or exceed the book value of the units at any past, present, or future time.

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

There has been, and continues to be, a limited public market for our units.  Our units are quoted on OTCQB, an electronic quotation and trading system in the over-the-counter securities trading market that is operated by OTC Markets Group, Inc.; however, an active trading market for our units has not developed, and may never develop or be sustained.  You may not be able to sell your units at or above the initial price you paid.  You may not be able to liquidate your investment in units without considerable delay, if at all.  If a more active market does develop, the price may be highly volatile. If our units should stop being quoted on OTCQB, it is possible that it could materially and/or adversely affect any future liquidity in the units.

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

Our units are subject to “penny stock” rules.

Our units are currently defined as a “penny stock” under Rule 3a51-1 promulgated under the Exchange Act. “Penny stocks” are subject to Rules 15g-2 through 15g-7 and Rule 15g-9, which impose additional sales practice requirements on broker-dealers that sell penny stocks to persons other than established customers and institutional accredited investors. Among other things, for transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, these rules may affect the ability of broker-dealers to sell our units and affect the ability of holders to sell their units in the secondary market. To the extent our unit are subject to the penny stock regulations, the market liquidity for our units will be adversely affected.

The Financial Industry Regulatory Authority has adopted sales practice requirements which may limit a unitholder’s ability to buy and sell our units.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our units, which may limit your ability to buy and sell our units and have an adverse effect on the market for our units.

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

Fees paid and cost reimbursements due to our general partner may be substantial and reduce our ability to ultimately pay distributions to unitholders.

Prior to making any distributions to our unitholders, we will pay all fees owed to our general partner and its affiliates, and reimburse them for all expenses they have incurred on our behalf.  The payment of these fees and reimbursement of these expenses adversely affect our ability to make distributions to the unitholders.  Our general partner has sole discretion to determine the amount of these fees and expenses.  For additional information, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons.”

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

At December 31, 2010, our total indebtedness outstanding was zero.  We may incur indebtedness in the future.  Any such indebtedness may have adverse effects including, among others, the following:

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

Our limited partnership agreement provides that our general partner (a) shall devote such time to our business as the general partner, in its sole discretion, “deem[s] to be necessary to manage and supervise the Partnership business and affairs in an efficient manner”, and (b) “may engage in, or possess an interest in, other business ventures of any nature and description” and neither the Partnership nor its unitholders “shall have any rights in and to such ventures or the income or profits derived therefrom, and the pursuit of such activities, even if competitive with the business of the Partnership, shall not be deemed wrongful or improper.”  These provisions may create conflicts of interest regarding corporate opportunities and other matters.  The resolution of any such conflicts may not always be in our or our unitholders’ best interests.  In addition, our general partner’s officers and directors face potential conflicts regarding the allocation of their time, which may adversely affect our business, results of operations, and/or financial condition.

Our general partner’s discretion in determining the level of cash reserves may adversely affect our ability to make cash distributions to our unitholders.

Our partnership agreement requires our general partner to deduct from operating cash flow cash reserves, in its sole discretion, for “working capital, contingent liabilities, taxes, debt service, repairs, replacements, renewals, capital expenditures, or other purposes” necessary for the proper conduct of our business, or to comply with applicable law or agreements to which we are a party.  See “Item 1. Business – Liquid Assets and Reserves.”  These cash reserves will affect the amount of cash available for distribution to unitholders.

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

Should you acquire a unit, you do not automatically become a limited partner.

Because we are organized as a limited partnership, a transfer of units is not the same, legally, as the transfer of a share of common stock in a corporation, for example.  A transfer of units has two components, namely: the transfer of the economic interest (that is, the right to receive distributions) in the units, and the transfer of rights (principally, voting rights) as a limited partner.  Upon the effectiveness of a transfer, the transferee surrenders to the transferor all of the economic interests (that is, the right to receive distributions, if and when made) of the units.  The transferor may then, in turn, sell or transfer the economic interests in those units to others.  The transferor does not, however, upon the effectiveness of a transfer, automatically become a substituted limited partner in us and does not become vested with the right to vote at meetings of the partners.  A transferee is not required to become a substituted limited partner, and most transferees of our units do not become substituted limited partners.  Becoming a substituted limited partner involves legal expenses which, given our size, among other factors, a unitholder might not wish to incur, especially since (a) the economic interest in the units may be easily transferred without incurring any of such legal costs, and (b) we have not held a meeting of partners since our inception in 1980 because the limited partnership agreement confers upon the general partner broad authority to conduct our business and very limited voting rights to limited partners.

   ■  Tax Risks Relating to an Investment in Our Partnership Units

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

In addition to federal income taxes, you may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, and estate, inheritance, or intangible taxes that are or may be imposed by the various jurisdictions in which we do business or own property.  You may be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions.  Further, you may be subject to penalties for failure to comply with those requirements.  While we currently own real estate only on North Carolina, we may own property or conduct business in other states in the future.  It is your responsibility to file all federal, state, and local tax returns.

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

Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation.  At the federal level, legislation has been proposed from time to time that would eliminate partnership tax treatment for certain publicly traded partnerships.  Any such change, if enacted, could negatively affect the value of an investment in our units.  At the state level, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, or other forms of taxation.  If any state were to impose a tax upon us as an entity, the amount of our cash that is ultimately available for distribution to you would be reduced.

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

Our principal asset is our undeveloped land in Boiling Spring Lakes, comprising approximately 818 acres.  As of December 31, 2010, we owned the following:

•	Approximately 356 acres, divided into 1,078 platted unimproved individual lots, both recorded and unrecorded, intended for residential use.

•	Approximately 244 acres of undeveloped land intended for residential use.

•	Approximately 219 acres of undeveloped land intended for commercial use.

•	A building comprising approximately 500 sq. ft. that was formerly leased to the City of Boiling Spring Lakes at a rate of $1 per year for use as a post office.

•	A sales office comprising approximately 1,269 sq. ft.

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

Appraisal of Real Estate Assets

We obtained from Ingram and Company, Inc. (the “Appraiser”) an independent MAI appraisal report dated January 2010 valuing our real estate assets located in Boiling Spring Lakes at December 31, 2009.  Such assets comprised substantially all of our assets on such date other than cash, U.S. Treasury securities, and brokered certificates of deposit.  The appraisal values the appraised assets at $2,455,000 (the “Appraised Value”).  The Appraised Value is the Appraiser’s opinion of the most probable price which the property should bring in a sale to a single buyer in a competitive and open market under all conditions requisite to a fair sale, and assumes, among other things, a typically motivated buyer and seller in an “arm’s length” transaction, both parties are well informed or well advised about the assets and each acting in what he considers his own best interest, a reasonable time is allowed for exposure in the open market, payment is made in cash in U.S. dollars, and the price is unaffected by special or creative financing or sales concessions granted by anyone associated with the sale.  There is no guarantee that we could realize the Appraised Value of such assets upon a sale.  The actual sale price could be higher or lower than the Appraised Value.  The appraisal is not in connection with any requested minimum, maximum or specific appraised value, any pending or proposed sale or other transaction, or approval of any loan involving the appraised assets or us.  The foregoing summary of the appraisal is limited in its entirety by reference to the full appraisal report, a copy of which was filed with the Securities and Exchange Commission as Exhibit 99.1 to the Annual Report on Form 10-K for the year ended December 31, 2009.

During 1988, we reduced the carrying value of the Boiling Spring Lakes property as a result of an appraisal obtained in December 1988.  During 1993, 1995, 1998, 2000, 2004, 2006, and 2008, we obtained updated appraisals of the Boiling Spring Lakes property.  Based upon those updated appraisals, no additional reduction to the carrying value was made.  As a result of the appraisal as of December 31, 2009 and in view of current market conditions, we and our accountants believe that the valuation allowance at December 31, 2010 was appropriate, and that no adjustment to the valuation allowance needed to be made.

Item 3.  Legal Proceedings

We are not currently a party to any material pending legal proceedings.  From time to time, we have been and may become a party to ordinary routine litigation incidental to our business.  While our potential liability from any of such proceedings may be substantial, we believe that the likelihood of incurring any such liability is low.

Item 4.  [REMOVED AND RESERVED]

[THE REST OF THIS PAGE IS BLANK]

PART II

Item 5.  Market for Registrant's Common Equity, Related Unitholder Matters, and Issuer Purchases of Equity Securities

   ■  Market for the Partnership Units

The partnership units are not listed on any national securities exchange, and there are only limited or sporadic quotations on the over-the-counter market for the units.  It is not anticipated that there will ever be an active public market for the units.

Our units are quoted on OTCQB under the symbol REEV.  OTCQB is the middle tier of the over-the-counter marketplace operated by OTC Markets Group, Inc., an operator of an electronic marketplace for securities not listed on a national securities exchange but which are current in filings with regulatory agencies such as the SEC.  The following table sets forth the high and low closing bid quotations in each of the four quarters of fiscal 2009 and fiscal 2010.  The information was obtained from OTC Markets Group, Inc.  Such over-the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not represent actual transactions.

TABLE 4: QUARTERLY INFORMATION ON PRICE RANGE OF PARTNERSHIP UNITS
		High Bid		Low Bid
Fiscal 2010:
Fourth Quarter	(October 1 - December 31)	$0.25		$0.25
Third Quarter	(July 1 - September 30)	0.25		0.25
Second Quarter	(April 1 - June 30)	0.25		0.25
First Quarter	(January 1 - March 31)	0.25		0.25

Fiscal 2009:
Fourth Quarter	(October 1 - December 31)	$0.25	[a]	$0.25	[a]
Third Quarter	(July 1 - September 30)	0.25	[a]	0.25	[a]
Second Quarter	(April 1 - June 30)	0.50	[a]	0.25	[a]
First Quarter	(January 1 - March 31)	1.90	[a]	0.50	[a]

Notes:
[a]
OTC Markets Group, Inc. does not provide average closing bid or bid/asked quotations if there are fewer than two market makers, which was the case for 2009.  Prices indicated are for the last sale price as reported by OTC Markets Group, Inc.

  ■  Holders of Units

As of December 31, 2010, there were 2,072 record holders of partnership units.  The total number of record holders has not changed substantially from December 31, 2010 to March 23, 2011, the latest practicable date prior to the filing of this Annual Report on Form 10-K.

   ■  Distributions

We have paid no cash distributions to partners since our inception in 1980.  We do not anticipate that we will make any cash distributions to unitholders in the foreseeable future.

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

The amount and timing of future cash distributions, if any, to unitholders will depend upon generation of cash from sales of real estate holdings and the resolution of liabilities and associated costs.  We experienced operating losses for the years ended December 31, 2008, 2009, and 2010, and there can be no assurance that the amounts available from internally generated funds, cash on hand, and sale of our remaining assets will be sufficient to fund our anticipated operations and meet existing and future liabilities.  These losses, and the uncertainty surrounding liabilities and other claims, create uncertainties about our ability to meet existing and future liabilities as they become due.  We have taken certain steps, including conservation of cash, in light of these uncertainties.  We may be required to seek additional capital, such as in the form of bank financing; however, there is no assurance that such additional capital will be available or, if available, will be on terms favorable to us.

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

           There were no purchases of partnership units by us, our general partner, or any affiliate of us or our general partner during 2010.  At the request of a registered holder who owned 200 partnership units, we cancelled the 200 units that they owned during 2010 for no consideration, and removed them from the list of registered holders.

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

TABLE 5: SELECTED INCOME STATEMENT DATA
	Year Ended December 31,
	2010	2009	2008	2007	2006
Revenues:
Property sales	$—	$17,904	$—	$499,755	$899,411
Interest income	14,923	33,270	96,047	181,790	172,537
Other revenue	2,673	97	25,764	4,234	23,668
Total revenues	17,596	51,271	121,811	685,779	1,095,616

Operating expenses:
Direct costs of property sold	—	6	—	14,598	11,070
Selling, general and admin. expenses	496,966	512,916	534,710	675,214	652,290
Depreciation	3,779	3,846	3,846	3,924	3,969
Total operating expenses	500,745	516,768	538,556	693,736	667,329

Net income (loss)	$(483,149)	$(465,497)	$(416,745)	$(7,957)	$428,287

Per Unit Data
Net income (loss)	$(0.27)	$(0.26)	$(0.23)	$—	$0.24
Distributions	—	—	—	—	—

TABLE 6: SELECTED BALANCE SHEET DATA

	At December 31,
	2010	2009	2008	2007	2006

Cash, prepaid expenses and other
current assets	$2,355,080	$2,852,898	$3,351,240	$3,659,565	$3,670,587
Note receivable	—	—	—	128,823	133,769
Properties held for sale and
property and equipment, net	625,437	628,120	581,029	570,253	517,796
Total assets	$2,980,517	$3,481,018	$3,932,269	$4,358,641	$4,322,152

Accounts payable and
accrued expenses	$225,892	$243,244	$228,998	$238,625	$194,179
Total liabilities	225,892	243,244	228,998	238,625	194,179
Partners' capital	2,754,625	3,237,774	3,703,271	4,120,016	4,127,973
Total liabilities and
partners' capital	$2,980,517	$3,481,018	$3,932,269	$4,358,641	$4,322,152

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

Critical Accounting Policies

A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results and requires Management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We believe that the following of our accounting policies fit this description:

   ■  Depreciation

Our investments in real estate are recorded at cost.  Improvements are capitalized when they extend the useful life of the asset.  Costs of repairs and maintenance are expensed as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of 8 to 40 years for buildings, and 5 to 20 years for equipment and land improvements.

For purposes of determining the amount of depreciation to record on an annual basis with respect to our depreciable real estate assets, we are required to make subjective assessments as to the useful lives of those assets.  These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in those assets, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

    ■  Impairment of Real Estate Held for Sale

Our long-lived assets, primarily real estate held for sale, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable.  We assess the recoverability of the carrying value of our long-lived assets whenever triggering events or changes in circumstance indicate that an impairment may have occurred in accordance with the provisions of ASC 60-10, “Property, Plant and Equipment.”  In general, our review of recoverability is based principally upon the latest independent appraisal of our Boiling Spring Lakes property, Management’s determination of the extent to which the latest appraisal accurately depicts the fair market value of the appraised assets as of the appraisal date, changes in our real estate holdings since the date of the latest appraisal, and Management’s determination of changes, if any, in market conditions and trends from the date of the latest appraisal.  An appraisal of real estate typically includes an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use (if any) and eventual disposition.  These estimates consider factors such as expected future sale prices, operating income, market and other applicable trends, and residual value expected, as well as the effects of demand, competition and other factors.  If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property.  We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate.  These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.

During the 1980’s, Brunswick County changed its health code to become much more stringent regarding on-site septic systems and sewage disposal.  After the changes in the health code, we obtained an appraisal of the fair market value of our real estate held for sale in Boiling Spring Lakes.  Based upon that appraisal, Management determined that the value of much of our land was impaired as a result of the changes in the heath code.  To reflect that impairment, we established a valuation allowance to reduce the book value of our affected land to its fair market value as set forth in that appraisal.  We allocate a valuation allowance to individual lots and parcels of land that are unsuitable for the installation of an individual septic system as determined by testing conducted by the local health department or, in the absence of such testing, as determined by us based upon topography.  The determinations by us of which land is unsuitable for septic (and, therefore, has allocated to it a valuation allowance) have a direct impact on our net income because the sales price of a lot or parcel of land is determined in large part upon whether or not the land being sold is suitable for a septic system, and the direct cost of land sold is net of the valuation allowance, if applicable.

Due to uncertainties inherent in the valuation process and in assessing market conditions and trends, among other factors, it is reasonably possible that the actual results of operating and disposing of our real estate held for sale could be materially different from current expectations.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

   ■  Revenues

Overall, revenues decreased 66% to $17,596 in 2010, compared to $51,271 in 2009.   The principal components of revenues and Management’s explanations for year-to-year changes are set forth below.

Property Sales

We had no revenue from property sales in 2010, compared to revenue from property sales of $17,904 in 2009.  The severe economic recession and the tightened credit markets, as well as efforts, beginning in April 2006, by Fish and Wildlife to protect the habitat of the endangered red-cockaded woodpecker, resulted in a continuation of depressed home building activity and real estate sales in Boiling Spring Lakes in 2010 and 2009.

Interest Income

Interest income in 2010 was $14,923, compared to $33,270 in 2009.  Management attributes the 55% decrease to the combination of lower amounts invested during 2010 than in 2009 and to somewhat lower interest rates earned on our investments during 2010 than during 2009.

Other Revenue

Other revenue was $2,673, compared to $97 in 2009.  The increase is due principally to $2,393 received in 2010 from the telephone cooperative that serves Boiling Spring Lakes and other portions of Brunswick County.  As a non-profit cooperative, the telephone company may, from time to time, distribute to its members any excess of revenues over operating expenses.

   ■  Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 3% to $496,966 in 2010, compared to $512,916 in 2009.  Noteworthy changes from 2009 in the components of selling, general and administrative expenses, and the reasons therefor, are as follows:

Advertising

Advertising expenses increased 73% to $7,783, compared to $4,494 in 2009.  Management attributes the increase to efforts to stimulate land sales through advertising.

Legal Fees

During 2010, we paid total legal fees of $19,323, compared to $33,135 in 2009.  Management attributes the 42% decrease, in part, to higher than anticipated legal fees incurred during 2009 in connection with the review before filing of our Annual Report on Form 10-K for the year ended December 31, 2008, which higher fees were recorded and paid during 2009.  The decrease is also due, in part, to our changing legal counsel during 2010, from a law firm based in Nassau County, New York to law firm based in Hartford County, Connecticut.  Typically, law firms based in or near New York City charge higher fees than law firms based elsewhere.

Miscellaneous Expenses

During 2010, we incurred $8,900 in miscellaneous expenses, compared to $14,286 in 2009.  Management attributes the 38% decrease principally to costs incurred in 2009 in connection with the periodic appraisal of our real estate assets.  We did not obtain an appraisal, and, therefore, did not incur costs in connection with an appraisal, in 2010.

   ■  Depreciation

Depreciation expense in 2010 was $3,779, compared to $3,846 in 2009.  Management attributes the 2% decrease to the fact that an asset became fully depreciated during 2010, so the amount of depreciation recorded for that asset in 2010 was less than for 2009.

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

Accounting Fees

During 2009, we paid our independent registered public accountant and others total accounting fees of $66,120, compared to $59,289 in 2008.  Management attributes the 12% increase primarily to a general increase in the audit requirements by independent registered public accounting firms of the financial statements of SEC-reporting entities, such as us.

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

   ■  Depreciation

Depreciation expense in 2009 was $3,846, unchanged from in 2008.  Management attributes the lack of material change to there being no material increase or decrease in depreciable assets during 2009.

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

We may have to bear assessments relating to the installation of water and sewer lines installed by the City and others.  During 2009 we incurred a total assessment of $49,500 relating to the expansion of the City’s municipal water system.  We cannot reliably estimate the amounts of future assessments, nor can we accurately predict when any future assessments will become due.  The total of such assessments is likely to be substantial.  Our current cash balances and short-term investments may not be sufficient to meet all of these capital requirements.

Cash is generated primarily from individual lot sales and may not be sufficient to meet future operating costs, debt service and other cash requirements.  When individual lot sales have not been sufficient, historically, we have met our liquidity requirements by drawing upon cash reserves, accruing general partner fees and certain other fees and expenses payable to the General Partner and its affiliates, selling certain non-real estate assets, and, from time to time, borrowing from local banks or the General Partner and/or its affiliates.  We may also seek to supplement our current cash balances and short-term investments by negotiating credit facilities, issuing debt on such terms and conditions as the General Partner deems prudent, or seeking other forms of debt or equity financing as the General Partner deems appropriate.

   ■   Cash Flows from Operating Activities

During 2010, we used $505,865 of net cash in operating activities, compared to $435,878 of net cash used in 2009.  Management attributes the change principally to a lower amount of accrued expenses payable and a greater amount of accrued interest receivable at December 31, 2010 than at December 31, 2009.

   ■   Cash Flows from Investing Activities

Net cash used in investing activities in 2010 was $687,096, compared to $1,709,057 of net cash provided in 2009.  Management attributes the change primarily to the maturity in late December 2009 of $1,200,000 principal amount of certificates of deposit and the reinvestment of the proceeds after December 31, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Impact of Inflation

Generally, demand for real estate is adversely affected by increases in interest rates.  To the extent that a significant increase in the rate of inflation leads to a significant increase in interest rates, our ability to sell real estate may be significantly adversely affected.

Inflation has had only a minor impact on our operations during the fiscal years ended December 31, 2010 and 2009.

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

We also have exposure to market risk for changes in interest rates due primarily to the following:

•
Cash:  Substantially all of our cash is deposited in a noninterest-bearing checking account and an interest-bearing money market account at a local financial institution, with interest on the money market account at a variable rate.  If interest rates were to increase, we would earn more interest income on our cash balances.  If interest rates were to decrease, we would earn less interest income on our cash balances.

•
Short-term Investments:  We invest excess cash in U.S. Treasury securities or certificates of deposit having a maturity at the time of purchase of more than 91 days but less than one year.  As of December 31, 2010, all of our short-term investments were in certificates of deposit.  All of our short-term investments are classified as securities held to maturity.  If interest rates were to increase, upon sale or maturity of the certificates of deposit currently held, we would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the securities then purchased.   If interest rates were to decrease, upon sale or maturity of the certificates of deposit currently held, we would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the securities then purchased.  Unrealized gains or losses on securities classified as held to maturity that arise due to changes in interest rates would not be realized so long as the securities are held to maturity.

At December 31, 2010, we had cash of $458,956 and held $1,886,000 in certificates of deposit having a maturity at the time of purchase of more than 91 days but less than one year.  Had the average level of interest rates during 2010 been higher or lower by 100 basis points or one percent (1%), our net income would have been approximately $24,931 more or $14,912 less, respectively.  The foregoing estimate of the change in net income is based upon quarterly average balances shown on our balance sheets at March 31, June 30, September 30, and December 31, 2010, and reflects the fact that annual interest rates on investments that are less than 1% cannot fall below 0%.

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

We had no interest-bearing debt outstanding during 2010 or 2009.

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

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that occurred during the last fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We do not believe any significant deficiencies or material weaknesses exist in our internal control over financial reporting.  Accordingly, no corrective actions have been taken.

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

Officers and Directors of the General Partner

Davis P. Stowell, 54, President and Director of the General Partner.  Mr. Stowell has been President and a director of Grace Property Management, Inc. since 2003.  He was Vice President of the General Partner from 1993 to 2003.  He is also an officer of affiliates of Grace Property Management, Inc., most of which positions he has held since 1989.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of partnership units and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons.”  We are required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2010.  To our knowledge, based solely upon a review of all Section 16(a) filings furnished to us by Section 16(a) reporting persons or written representations that no such reports were required, during the fiscal year ended December 31, 2010, all Section 16(a) reporting persons complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

In connection with its role as our general partner, the General Partner has adopted a Code of Ethics that applies to each person who performs one or more of the following functions: principal executive officer, principal financial officer, and principal accounting officer or controller.  There has been no change to or amendment of the Code of Ethics during 2010.  We  shall furnish, without charge, a copy of the Code of Ethics to any person who requests a copy in writing sent to the General Partner at the following address: Mr. Davis P. Stowell, President, Grace Property Management, Inc., 55 Brookville Road, Glen Head, NY 11545.

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

Item 11.  Executive Compensation

The total compensation earned by the General Partner during each of the last three fiscal years ended December 31 is set forth in Table 7, below.

TABLE 7: SUMMARY COMPENSATION TABLE FOR FISCAL YEARS ENDING DECEMBER 31, 2010, 2009, AND 2008
Name and Principal Position	Year	General Partner Fee [a]
Grace Property Management, Inc.,General Partner	2010	$160,000
	2009	160,000
	2008	160,000

Notes:
[a]	Excludes payments made to affiliates of the General Partner as described in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

During 2010, payments made by us to the General Partner totaled $160,000, representing general partner fees for the first, second, and third quarters of 2010 as well as the fourth quarter of 2009.  During 2009, payments made by us to the General Partner totaled $160,000, representing general partner fees for the first, second, and third quarters of 2009 as well as the fourth quarter of 2008.  During 2008, payments made by us to the General Partner totaled $160,000, representing general partner fees for the first, second, and third quarters of 2008 as well as the fourth quarter of 2007.  As of December 31, 2010, general partner fees accrued but not paid to Grace Property Management, Inc. totaled $40,000, representing general partner fees for the fourth quarter of 2010.  As of December 31, 2009, general partner fees accrued but not paid to Grace Property Management, Inc. totaled $40,000, representing general partner fees for the fourth quarter of 2009.  As of December 31, 2008, general partner fees accrued but not paid to Grace Property Management, Inc. totaled $40,000, representing general partner fees for the fourth quarter of 2008.  Our partnership agreement provides for compensation to the general partners.  We have no other contract, agreement, plan, or arrangement with respect to future remuneration to Grace Property Management, Inc. other than to accrue interest (at an annual rate of 10%, compounded quarterly) on the unpaid balance when cash flow is insufficient to pay general partner fees.

The General Partner does not compensate its officers and directors.  Each of the officers and directors of the General Partner has duties and responsibilities with affiliates of the General Partner and is compensated by one or more of such affiliates.  Such compensation is not directly related to general partner fees paid by us to the General Partner.

As of December 31, 2010, we had a group life insurance plan in place covering our full-time employees located in our Boiling Spring Lakes sales office.  We have no pension, retirement, or profit sharing plan but we do provide for incentive bonus compensation to our employees located in Boiling Spring Lakes for meeting or exceeding predesignated budget targets.  We have no options, warrants, appreciation rights, or other awards outstanding.  No Management person is indebted to us.  Other than for accrued vacation and accrued travel and other expenses, we are not indebted to any of our employees.

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

Security Ownership of Certain Beneficial Owners

As of March 23, 2011, we had 1,811,062 partnership units issued and outstanding.  Information as of March 23, 2011 concerning the number of partnership units beneficially owned by the persons who, to the knowledge of Management, based solely on records available to us, beneficially owned more than 5% of the units issued and outstanding on such date is set forth in Table 8, below.

TABLE 8: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Name and Address of Beneficial Owner	Amount Beneficially Owned [a]		Percent of Class

US Bank Trust National Association, as trustee 141 North Main Avenue Suite 300 Sioux Falls, SD	316,403[b	]	17.5%
Grace & White, Inc. 515 Madison Avenue Suite 1700 New York, NY	233,507[c	]	12.9%
John S. Grace 55 Brookville Road Glen Head, NY	182,434[d	]	10.1%
MPF Flagship Fund 10, LLC; SCM Special Fund, LLC; and MPF-NY 2006, LLC c/o MacKenzie Patterson Fuller, LP 1640 School Street Moraga, CA	107,724[e	]	5.9%

Notes:
[a]	Unless otherwise indicated, each of the persons named has sole voting and investment power.
[b]	Includes an aggregate of 109,173 units owned by 22 separate trusts, and 207,230 units owned by the Lorraine QTIP Trust, of which trusts US Bank Trust National Association is trustee.
[c]
Information was obtained from Schedule 13G, Amendment No. 3 filed with the Securities and Exchange Commission on February 1, 2011 as an investment adviser registered under Section 203 of the Investment Advisers Act of 1940.   The party’s Schedule 13G, Amendment No. 3 states that the party has sole voting power as to 183,157 units, and sole dispositive power as to 233,507 units.

[d]	Information was obtained from Schedule 13D, Amendment No. 1 filed with the Securities and Exchange Commission on March 22, 2011. Excludes 25,100 units owned by the General Partner.
[e]
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

Security Ownership of Management

Information as of March 23, 2011 concerning the number of partnership units beneficially owned by (1) Grace Property Management, Inc., the General Partner, (2) each director of Grace Property Management, Inc., and (3) the directors and executive officers of Grace Property Management, Inc. as a group is set forth in Table 9, below.

TABLE 9: SECURITY OWNERSHIP OF MANAGEMENT
Name and Address of Beneficial Owner	Amount Beneficially Owned [a]		Percent of Class
Grace Property Management, Inc. (the general partner)[b]	25,100		1.4%
Davis P. Stowell [b]	—[c	]	—
All directors and officers of the general partner as a group (1 person)	—[c	]	—

Notes:
[a]	Unless otherwise indicated, each of the persons named has sole voting and investment power.
[b]	Address is 55 Brookville Road, Glen Head, NY.
[c]	Excludes 25,100 units owned by the general partner.

Changes in Control

We know of no arrangement, including any pledge by any person of units, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

For 2010, 2009, and 2008, the General Partner and its affiliates charged us for general partner fees, rent, and reimbursement of expenses as set forth in Table 10, below.  All of such charges have been provided for in our financial statements.  Amounts paid by us to the General Partner and its affiliates during 2010, 2009, and 2008, reflect amounts previously accrued and unpaid.   See “Item 11.  Executive Compensation,” for information on general partner fees paid to the General Partner.

TABLE 10: CHARGES BY GENERAL PARTNER AND ITS AFFILIATES 2008 - 2010
	2010	2009	2008
General partner fee	$160,000	$160,000	$160,000
Rent for office space	19,000	19,000	19,000
Reimbursement of expenses	—	1,301	190

An affiliate of the General Partner charges us for office space used by officers of the General Partner.  The amounts charged for 2010, 2009, and 2008, are set forth in Table 10, above.  The amount paid by us during 2010 was $19,000, which represents rent for the first, second, and third quarters of 2010 as well as the fourth quarter of 2009.  The amount paid by us during 2009 was $19,000, which represents rent for the first, second, and third quarters of 2009 as well as the fourth quarter of 2008.  The amount paid by us during 2008 was $19,000, which represents rent for the first, second, and third quarters of 2008 as well as the fourth quarter of 2007.  At December 31, 2010, the amount of accrued but unpaid rent was $4,750.

Officers of the General Partner charge us for their out-of-pocket expenses incurred when traveling on partnership business or otherwise incurred in connection with our business or us.   The amounts charged for and paid during 2010, 2009, and 2008 are set forth in Table 10, above.  At March 23, 2011 and December 31, 2010, we owed nothing with respect to reimbursement of out-of-pocket expenses.

The General Partner and its affiliates charge us late fees on amounts not timely paid, with interest at an annual rate of 10%, compounded quarterly.  No amounts were charged for 2010, 2009, or 2008.

Except for the preceding items, there were no transactions between the General Partner or its affiliates (including Management of the General Partner and their immediate families) and us during the fiscal year ended December 31, 2010 or thereafter.  There were no other related party transactions and there existed no indebtedness to us from the General Partner or its affiliates (including Management of the General Partner and their immediate families).

Review, Approval, or Ratification of Transactions with Related Persons

The General Partner has the ultimate authority to approve all related party transactions.

Director Independence

We have no directors.  The General Partner performs functions generally performed by directors.

Item 14.  Principal Accountant Fees and Services

As more fully described in a Form 8-K that we filed with the SEC on January 5, 2011, and in Amendment No. 1 to Form 8-K that we filed on January 19, 2011, we were notified that Frazer Frost, LLP (“Frazer Frost”), our independent accountant, and the principal accountant engaged to audit our financial statements, was winding down operations as Frazer Frost and that the firms that had combined to form Frazer Frost, namely, Frost, PLLC (“Frost”) and Moore Stephens Wurth Frazer and Torbert, LLP, would resume their separate operations.  Accordingly, Frazer Frost resigned as our certifying accountant on January 3, 2011 with immediate effect.  We engaged Frost effective January 5, 2011 as our independent registered accounting firm to perform the audit of our financial statements for the fiscal year ended December 31, 2010.  Frost was registered with the Public Company Accounting Oversight Board effective December 21, 2010.

The financial statements for the year ended December 31, 2009 were reported on by Frazer Frost.  Frost has assumed responsibility for the Frazer Frost audit of the Partnership for the year ended December 31, 2009 and all subsequent interim periods.

The General Partner approved the appointment of Frost as our independent registered public accountants for the fiscal year ended December 31, 2010.

Table 11, below, details the aggregate fees for professional services and expenses by our Independent Registered Public Accounting firm during 2010 and 2009.

TABLE 11: FEES FOR PROFESSIONAL SERVICES BY THE PARTNERSHIP'S
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
			Year Ended December 31,
			2010	2009

Audit fees	[a	]	$44,038	$50,365
Audit-related fees			—	—
Tax compliance fees			—	—
Other fees			—	—
			$44,038	$50,365

Notes:
[a]
The aggregate fees for professional services rendered by the independent registered public accounting firm for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, or services normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010 and 2009.  Amounts for the fiscal year ended December 31, 2009 are for Frazer Frost.  All other amounts are for Frost.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statements

The documents filed as part of this report are listed in the Index to Financial Statements set forth in Table 12 below.

TABLE 12: INDEX TO FINANCIAL STATEMENTS
Document	Page
The following financial information is contained within the Audited Financial Statements:
Frost, PLLC – Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2010 and 2009	F-2
Statements of Operations for the years ended December 31, 2010, 2009, and 2008	F-3
Statements of Changes in Partners’ Capital for the years ended December 31, 2010, 2009, and 2008	F-4
Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008	F-5
Notes to Financial Statements	F-6-13

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

31	Rule 13a-14(a)/15d-14(a) Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	The Ingram & Company, Inc. appraisal of the Boiling Spring Lakes property as of December 31, 2009. Filed as Exhibit 99.1 to the Partnership’s Annual Report on Form 10-K filed on March 30, 2010. [a]

Notes:
[a]	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEVES TELECOM LIMITED PARTNERSHIP

Signatures	Title	Date

By: Grace Property Management, Inc.	General Partner	March 31, 2011

By: /s/ DAVIS P. STOWELL
Davis P. Stowell
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ DAVIS P. STOWELL	President and Director of	March 31, 2011
Davis P. Stowell	General Partner
(Principal Executive Officer,
Principal Financial Officer, Principal Accounting Officer)

REEVES TELECOM LIMITED PARTNERSHIP

December 31, 2010 and 2009

Financial Statements
And
Supplementary Information

With

Report of Independent Registered Public Accounting Firm

Table of Contents

Page

Financial Statements

Report of Independent Registered Public Accounting Firm	1

Balance Sheets	2

Statements of Operations	3

Statements of Changes in Partners’ Capital	4

Statements of Cash Flows	5

Notes to Financial Statements	6 – 13

Supplementary Information

Independent Registered Public Accounting Firm
Report on Supplementary Information	14

Valuation and Qualifying Accounts	15

Real Estate and Accumulated Depreciation	16

Reconciliation of Gross and Net Book Value	17

Report of Independent Registered Public Accounting Firm

Partners
Reeves Telecom Limited Partnership
Glen Head, New York

We have audited the accompanying balance sheets of Reeves Telecom Limited Partnership as of December 31, 2010 and 2009, and the related statements of operations, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2010.  The Partnership’s management is responsibility for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reeves Telecom Limited Partnership as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

\s\ FROST, PLLC
Certified Public Accountants

Little Rock, Arkansas
March 30, 2011

REEVES TELECOM LIMITED PARTNERSHIP

Balance Sheets

December 31, 2010 and 2009

	2010	2009
Assets

Cash and cash equivalents	$458,956	$1,651,917
Certificates of deposit	1,886,000	1,200,000
Accrued interest receivable	10,124	981
Properties held for sale and property and equipment
Properties held for sale	393,948	393,948
Property and equipment, net	231,489	234,172

	$2,980,517	$3,481,018

Liabilities and Partners' Capital

Liabilities
Accounts payable and accrued expenses	$181,142	$198,494
Accrued expenses - affiliates	44,750	44,750
Total liabilities	225,892	243,244

Commitments and contingencies

Partners' capital
Issued and outstanding 1,811,062 and 1,811,262 units at
December 31, 2010 and 2009, respectively	2,754,625	3,237,774

Total liabilities and partners' capital	$2,980,517	$3,481,018

The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

Statements of Operations

	2010	2009	2008
Revenues
Property sales	$-	$17,904	$-
Interest income	14,923	33,270	96,047
Other revenue	2,673	97	25,764
Total revenues	17,596	51,271	121,811

Operating expenses
Direct costs of property sold	-	6	-
Selling, general and administrative expenses	496,966	512,916	534,710
Depreciation	3,779	3,846	3,846
Total operating expenses	500,745	516,768	538,556

Net loss	$(483,149)	$(465,497)	$(416,745)

Loss per Partnership unit	$(0.27)	$(0.26)	$(0.23)

Partnership weighted-average units issued
and outstanding	1,811,262	1,811,454	1,811,562

The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

Statements of Changes in Partners’ Capital

Balance - January 1, 2008	$4,120,016

Net loss	(416,745)

Balance - December 31, 2008	3,703,271

Net loss	(465,497)

Balance - December 31, 2009	3,237,774

Net loss	(483,149)

Balance - December 31, 2010	$2,754,625

The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

Statements of Cash Flows

	2010	2009	2008
Cash flows from operating activities
Net loss	$(483,149)	$(465,497)	$(416,745)
Adjustments to reconcile net loss to net cash
used by operating activities
Depreciation	3,779	3,846	3,846
Changes in operating assets and liabilities
Accrued interest receivable	(9,143)	11,521	(12,502)
Property held for sale, net	-	6	(14,622)
Accounts payable and accrued expenses	(17,352)	14,246	(6,406)
Accrued expenses - affiliates	-	-	(3,221)
Net cash used by operating activities	(505,865)	(435,878)	(449,650)

Cash flows from investing activities
Purchases of land improvements and equipment	(1,096)	(50,943)	-
Principal payment on note receivable	-	-	128,823
Purchases of certificates of deposit	(3,091,000)	(3,840,000)	(7,021,807)
Proceeds from sale of certificates of deposit	2,405,000	5,600,000	7,401,000
Net cash provided (used) by investing activities	(687,096)	1,709,057	508,016

Net increase (decrease) in cash and cash equivalents	(1,192,961)	1,273,179	58,366

Cash and cash equivalents - beginning of year	1,651,917	378,738	320,372

Cash and cash equivalents - end of year	$458,956	$1,651,917	$378,738

The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2010 and 2009

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

December 31, 2010 and 2009

2.	Summary of Significant Accounting Policies (cont.)

c.
Property sales – Property sales represent individual building lots and other undeveloped land sold for cash and the gross sales price of residential houses built or acquired by the Partnership for resale. The revenue from these sales is recognized at the closing date unless a deferral is required pursuant to Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 360-20, “Real Estate Sales.”  Land cost included in direct costs of property sold represents the proportionate amount of the total initial project costs, after recorded valuation allowances, based on the sales value of the lot to the total estimated project sales value plus the value per lot of any capital improvements made subsequent to the initial project costs.

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

e.
Significant concentrations of credit risk – From time to time during 2010, the Partnership maintained cash balances in excess of Federal Deposit Insurance Corporation (“FDIC”) insured amounts.  In the event the bank, where the Partnership maintains its accounts, becomes insolvent, the Partnership may lose some or all of such excess over FDIC insured amounts.

At December 31, 2010, the Partnership maintained cash, investments in money market mutual funds and brokered certificates of deposit totaling $1,442,029 at various broker-dealers, or $942,029 in excess of Securities Investor Protection Corporation insured amounts.  Although a total of $1,201,000 is invested in brokered certificates of deposit that are fully insured by the FDIC, in the event the broker-dealers, where the Partnership maintains its accounts, become insolvent or amounts in the Partnership are lost or go missing due to fraud or otherwise, the Partnership may lose some or all of such excess over Securities Investor Protection Corporation insured amounts.

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

December 31, 2010 and 2009

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

h.	Advertising costs – Advertising costs of $7,783, $4,494 and $11,308 were expensed as incurred during the years ended December 31, 2010, 2009 and 2008, respectively.

3.	Properties Held for Sale and Property and Equipment

The Partnership obtained an independent appraisal report dated February 25, 2010 valuing the properties held for sale at December 31, 2009.  Based upon this appraisal, management determined that no additional valuation allowances were required.  Management believes the properties held for sale are not reported in excess of their fair values at December 31, 2010 or 2009.

A summary of properties held for sale and property and equipment at December 31, 2010 and 2009 is as follows:

	2010	2009
Properties held for sale
Boiling Spring Lakes land held for sale	$932,862	$932,862
Less valuation allowance	(538,914)	(538,914)
Total properties held for sale	393,948	393,948

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2010 and 2009

3.	Properties Held for Sale and Property and Equipment (cont.)
	2010	2009
Property and equipment
Land and land improvement	$248,738	$248,506
Buildings	58,301	58,301
Equipment	11,045	10,182
	318,084	316,989
Less accumulated depreciation	(86,595)	(82,817)
Total property and equipment, net	231,489	234,172

Total properties held for sale and property
and equipment, net	$625,437	$628,120

4.	Investments

At December 31, 2010 and 2009, investments consist of certificates of deposit held with various financial institutions.  The fair market value of the investments may fluctuate depending on changes in interest rates.  Fair market value was $1,885,245 and $1,199,393 at December 31, 2010 and 2009, respectively.  The net unrealized gains (losses) were $(755), $(607) and $2,811 at December 31, 2010, 2009 and 2008, respectively.  Cost was $1,886,000 and $1,200,000 at December 31, 2010 and 2009, respectively.  Investment income was $14,798, $32,837 and $84,963 at December 31, 2010, 2009 and 2008, respectively.

5.	Accrued Expenses – Affiliates

A summary of accrued expenses owed to affiliates at December 31, 2010 and 2009 is as follows:

	2010	2009

General Partner's fees	$40,000	$40,000
Rent	4,750	4,750

	$44,750	$44,750

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

December 31, 2010 and 2009

6.	Related Party Transactions

The General Partner and its affiliates charged the Partnership for services and office space for the years ended December 31, 2010, 2009 and 2008 as follows:

	2010	2009	2008

General Partner's fees	$160,000	$160,000	$160,000
Rent for office space	19,000	19,000	19,000
Reimbursement of other expenses	-	1,301	190

	$179,000	$180,301	$179,190

Fees charged by the general partner are determined on an annual basis and represent services provided by the general partner for management, financial statement preparation and Securities and Exchange Commission filings throughout the year.

7.	Income Taxes

No provision has been made for federal income taxes since income or loss is includable in the partners’ returns as they report to tax authorities in their respective capacities as partners.  There were no state income taxes paid in 2010 or 2009.

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

Commitment for Municipal Water and Sewer Services

Most of the land owned by the Partnership lacks municipal water and sewer service.  The City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development in 2004.  A significant portion of the costs of water distribution and sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land.  In 2009, the City of Boiling Spring Lakes began work on an expansion of the municipal water system.  That expansion was completed in January 2011.  The cost of the expansion is to be borne by owners of land directly passed by new water mains by the payment of an assessment of $500 per lot plus a tap fee of $860 per lot containing a dwelling.  The Partnership’s total assessment was determined to be $49,500 based upon a formula that allows adjoining lots to be aggregated into a

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2010 and 2009

8.	Commitments and Contingencies (cont.)

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

Endangered/Protected Species

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

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2010 and 2009

8.	Commitments and Contingencies (cont.)

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

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2010 and 2009

8.	Commitments and Contingencies (cont.)

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

Independent Registered Public Accounting Firm
Report on Supplementary Information

Partners
Reeves Telecom Limited Partnership
Glen Head, New York

Our report on our audits of the basic financial statements of Reeves Telecom Limited Partnership as of December 31, 2010 and 2009 appears on page 1.  Those audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The financial statement schedules on pages 15 through 17 are not a required part of the basic financial statements but are supplementary information required by the Securities and Exchange Commission.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/FROST, PLLC
Certified Public Accountants

Little Rock, Arkansas
March 30, 2011

REEVES TELECOM LIMITED PARTNERSHIP

Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to		Changes	Balance at
	Beginning of	Costs and		Add	End of
	Period	Expenses	Deductions	(Deduct)	Period

For the year ended December 31, 2010
RE valuation allowance	$538,914	$-	$-	$-	$538,914

For the year ended December 31, 2009
RE valuation allowance	$539,373	$-	$(459)	$-	$538,914

For the year ended December 31, 2008
RE valuation allowance	$539,373	$-	$-	$-	$539,373

NOTES:

(1)	Additions to the real estate valuation allowance charged to costs and expenses reduce the reported book value of certain real estate held for sale to approximate market.

(2)	Deductions to the real estate valuation allowance reflect the sale of real estate to which the valuation allowance applies.

See independent registered public accounting firm report on supplementary information.

REEVES TELECOM LIMITED PARTNERSHIP

Real Estate and Accumulated Depreciation

Life Upon
Which
Depreciation
			Cost					in Latest
			Capitalized	Gross Amount				Income
		Initial Cost to	Subsequent to	Carried at	Accumulated	Net Book	Date of	Statement is
Description	Encumbrances	Partnership	Acquisition	End of Period	Depreciation	Value	Acquisition	Computed

Boiling Spring Lakes, North Carolina
Building lots and land	$-	$557,042	$375,820	$932,862	$-	$932,862	May 1980	N/A
NOTES:

(1)	All building lots and land held for sale are unimproved.

(2)
The amounts shown for building lots and land in Boiling Spring Lakes do not reflect valuation allowance of $538,914 at December 31, 2010.  See Valuation and Qualifying Accounts on page 15.  The valuation allowance, established in previous years to reduce the carrying value of the Partnership’s land in Boiling Spring Lakes to approximate market value, is reviewed from time to time to determine its adequacy and is reduced as land is sold.

See independent registered public accounting firm report on supplementary information.

REEVES TELECOM LIMITED PARTNERSHIP

Reconciliation of Gross and Net Book Value

	Gross	Accumulated	Net
	Book Value	Depreciation	Book Value
Year Ended December 31, 2010
Balance - beginning of period	$932,862	$-	$932,862
Additions during period
Improvements	-	-	-
Deductions during period
Cost of real estate sold	-	-	-

Balance - end of period	$932,862	$-	$932,862

Year Ended December 31, 2009
Balance - beginning of period	$883,204	$-	$883,204
Additions during period
Improvements	50,123	-	50,123
Deductions during period
Cost of real estate sold	(465)	-	(465)

Balance - end of period	$932,862	$-	$932,862

Year Ended December 31, 2008
Balance - beginning of period	$868,582	$-	$868,582
Additions during period
Improvements	14,622	-	14,622

Balance - end of period	$883,204	$-	$883,204

NOTE:

(1)	Cost of real estate sold does not reflect valuation allowances. See Valuation and Qualifying Accounts on page 15.

See independent registered public accounting firm report on supplementary information.