Form 10-Q
period 2011-03-31
REEVES TELECOM LTD PARTNERSHIP
filed 2011-05-16
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

REEVES TELECOM LIMITED PARTNERSHIP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS
AT MARCH 31, 2011 AND DECEMBER 31, 2010

	At March 31,	At December 31,
	2011	2010
	(Unaudited)
Assets

Cash and cash equivalents	$1,092,991	$458,956
Short-term investments	1,121,000	1,886,000
Accrued interest receivable	1,329	10,124
Properties held for sale and property and equipment
Properties held for sale	392,119	393,948
Property and equipment, net	230,645	231,489
Other assets	500	—

Total assets	$2,838,584	$2,980,517

Liabilities and Partners' Capital

Current liabilities
Accounts payable and accrued expenses	$84,934	$181,142
Accrued expenses - affiliates	89,500	44,750
Total current liabilities	174,434	225,892
Commitments and contingencies
Partners' capital	2,664,150	2,754,625

Total liabilities and partners' capital	$2,838,584	$2,980,517

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Property sales	$25,928	$—
Interest income	1,299	3,149
Total revenues	27,227	3,149

Operating expenses
Direct costs of property sold	1,829	—
Selling, general and administrative expenses	115,029	125,329
Depreciation	844	962
Total operating expenses	117,702	126,291

Net loss	(90,475)	(123,142)

Partners' capital at beginning of period	2,754,625	3,237,775

Partners' capital at end of period	$2,664,150	$3,114,633

Net loss per partnership unit	$(0.05)	$(0.07)

Weighted average partnership units issued and outstanding	1,811,062	1,811,262

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(90,475)	$(123,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	844	962
Changes in operating assets and liabilities
Accrued interest receivable	8,795	8,600
Property held for sale, net	1,829	(623)
Accounts payable and accrued expenses	(96,208)	(63,994)
Accrued expenses - affiliates	44,750	—
Net cash used in operating activities	(130,465)	(178,197)

Cash flows from investing activities
Purchase of short-term investments	(490,000)	(3,600,000)
Proceeds from maturities of short-term investments	1,255,000	3,920,000
Increase in other assets, net	(500)	—
Net cash provided by investing activities	764,500	320,000

Net increase in cash and cash equivalents	634,035	141,803

Cash and cash equivalents - beginning of period	458,956	378,738

Cash and cash equivalents - end of period	$1,092,991	$520,541

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

The remaining assets of the Partnership are primarily land held for sale, investments in the form of certificates of deposit, and cash. The cash was generated primarily from real estate sales, including the sale of a golf club during the first quarter of 2001. Upon any sales of the remaining assets, the Partnership may acquire additional properties or make distributions to the partners. The Partnership currently has no intent to acquire additional properties but is not precluded from doing so.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2.  Summary of Significant Accounting Policies

a.
Basis of accounting - The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership’s results of operations and financial condition have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 31, 2011.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

e.
Significant concentrations of credit risk – The Federal Deposit Insurance Corporation (“FDIC”), an independent agency of the United States government, insures deposits up to $250,000 per depositor, per bank, subject to certain conditions. In addition, effective from December 31, 2010 through December 31, 2012, the FDIC insures all deposits in noninterest bearing transaction accounts, such as checking accounts, without limitation as to amount. In the event that any bank where the Partnership holds funds becomes insolvent, the Partnership may lose some or all of any excess over FDIC-insured limits held at that bank. From time to time, the Partnership has had, and in the future may have, cash balances at its principal bank in excess of FDIC-insured amounts.

The Securities Investor Protection Corporation (“SIPC”), a non-profit corporation set up and funded by the brokerage industry, insures investors’ accounts up to $500,000 per investor, subject to certain conditions, in the event that a member brokerage firm goes bankrupt, and cash and securities are missing from customer accounts. The SIPC provides for supplementing the recovery by customers of a failed broker-dealer by up to $500,000 per customer, including up to $100,000 for cash claims. Although, at March 31, 2011, most of the Partnership’s funds held at its broker-dealer were invested in brokered certificates of deposit, each of which is fully insured by the FDIC, at times significant amounts held at the broker-dealer are not invested in FDIC-insured certificates of deposit. In the event the broker-dealer where the Partnership maintains its accounts becomes insolvent or amounts in the Partnership’s accounts are lost or go missing due to fraud or otherwise, the Partnership may lose some or all of such excess over SIPC-insured amounts, regardless of whether the Partnership’s accounts are invested in FDIC-insured certificates of deposit.

f.
Cash and cash equivalents – For purposes of the statements of cash flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions (other than certificates of deposit), money market accounts, and U.S. Treasury securities with maturities of less than 91 days at the date of purchase. Cash equivalents are stated at cost, which approximates market value.

g.
Short-term investments – Short-term investments as of March 31, 2011 and December 31, 2010 consist of certificates of deposit held with various financial institutions. These certificates of deposit have been designated as held to maturity and are reported at their cost.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

j.
Recent accounting pronouncements – Recently Adopted/Issued Accounting Pronouncements - Multiple-Deliverable Revenue Arrangements. In October 2009, the FASB issued new U.S. GAAP guidance that requires an entity to allocate revenue arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method). The guidance eliminates the use of the residual method of allocation, in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. The Partnership adopted the new guidance at the beginning of the fiscal year ending December 31, 2011. The adoption of this guidance did not have a material effect on the Partnership’s financial statements.

Improving Disclosures About Fair Value Measurements. In January 2010, the FASB issued new U.S. GAAP guidance to enhance the usefulness of fair value measurements that requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and non-recurring fair value measurements. The Partnership adopted the amended guidance at the beginning of the fiscal year ending December 31, 2010. The adoption of this amended guidance did not have a material effect on the Partnership’s financial statements.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Commitment for Municipal Water Service

Most of the land owned by the Partnership lacks municipal water service. The City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development in 2004. A significant portion of the costs of water distribution to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land. In January 2011, the City of Boiling Spring Lakes completed an expansion of the municipal water system that began in 2009. The cost of the expansion is to be borne by owners of land directly passed by new water mains by the payment of an assessment of $500 per lot plus a tap fee of $860 per lot containing a dwelling. The Partnership’s total assessment was determined to be $49,500 based upon a formula that allows adjoining lots to be aggregated into a group and counted as one lot for assessment purposes, and the Partnership capitalized $49,500 of assessments in 2009 by increasing the cost basis of the land affected. Should the Partnership sell some, but not all, of the lots that were aggregated into a group, an additional assessment may have to be paid by the Partnership with respect to such lots at the time the sale of such lots is closed. The Partnership has made no provision in the financial statements related to this contingent liability.

Commitment for Municipal Sewer Service

The land owned by the Partnership lacks municipal sewer service. In May 2010, the City of Boiling Spring Lakes transferred ownership of the municipal water system to Brunswick County in exchange for the County’s construction of a wastewater collection system within a portion of Boiling Spring Lakes. Brunswick County’s plans for the first phase of municipal sewer service involve sewer lines for the business district that runs along a stretch of State Road 87, the main road into and out of the development, including land owned by the Partnership. A significant portion of the costs of the sewer lines for that land, and other land owned by the Partnership for which sewer lines may be placed in the future, must be borne by the Partnership or by subsequent purchasers of the land. The Partnership believes that the first phase should be completed by the end of 2012. At this time the Partnership has not been notified of the amount of any assessment relating to the sewer lines nor of the date when any such assessment will be due. If any land subject to such assessment were to be sold prior to the Partnership being assessed, of which there can be no assurance, the selling price would likely be reduced by the anticipated amount of such assessment. The Partnership has made no provision in the financial statements related to this contingent liability.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The Partnership has not made any representations or warranties to buyers of land as to the restrictions, if any, that may be imposed due to the red-cockaded woodpecker or to protected or endangered species generally. Nevertheless, it is reasonably possible that one or more such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the presence of protected or endangered species on or near the land or to restrictions on issuing building permits designed to preserve the habitat of protected or endangered species, preventing such buyer from utilizing the land in the manner intended. If any litigation is instituted seeking compensation or rescission due to endangered and protected species, the Partnership believes that it would prevail on the merits, although no such assurances can be given, but the cost of defending such litigation could be substantial. As of the date of this report, there is no pending litigation, and the Partnership is not aware of any potential claims or actions relating to these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

Water Level of Lakes

The Partnership believes that the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership. The Partnership’s ability to sell land at its asking prices would be adversely affected if the water level in the lakes was to be substantially below normal for any length of time. Due to drought or near drought conditions for much of 2007, nearly all the lakes within the City of Boiling Spring Lakes had a water level substantially below normal. These conditions resulted in a lowering of the water level, and sinkholes developed in the bed of Boiling Spring Lake, the largest lake in the community. Remedial measures taken by the city solved the issue of the sinkholes; however, the lack of normal rainfall prevented the lakes, including Boiling Spring Lake, from returning to approximately normal levels for some time after the remedial measures were taken. The water level of most of the lakes, including Boiling Spring Lake, has since returned to approximately normal. Low water levels in the lakes could occur again in the future. The Partnership has not made any representations or warranties to buyers of land as to the water level in the lakes. Nevertheless, it is reasonably possible that one or more of such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the water level of the lakes being substantially below normal, whether due to damage to the dam, protracted drought conditions or otherwise. If any litigation is instituted seeking compensation or rescission, the Partnership believes that it would prevail on the merits, although no such assurances can be given, but the cost of defending such litigation could be substantial. As of the date of this report, there is no pending litigation, and the Partnership is not aware of any potential claims or actions relating to these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

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

4.  Related Party Transactions

The General Partner is entitled to receive from the Partnership a general partner’s fee. The amount of the general partner’s fee for the three months ended March 31, 2011 was $40,000. At March 31, 2011, the Partnership accrued $40,000 for such expense. The amount of the general partner’s fee for the three months ended March 31, 2010 was $40,000.

The Partnership pays rent to an affiliate of the General Partner for office space located at 55 Brookville Road, Glen Head, New York. The amount of rent for the three months ended March 31, 2011 was $4,750. At March 31, 2011, the Partnership accrued $4,750 for such expense. The amount of rent for the three months ended March 31, 2010 was $4,750.

The Partnership reimburses the General Partner and its president for out-of-pocket expenses incurred by them on behalf of the Partnership. The amount of out-of-pocket expenses incurred and subject to reimbursement for the three months ended March 31, 2011 was $207. At March 31, 2011, the Partnership accrued $207 for such expense. No out-of-pocket expenses were incurred and subject to reimbursement for the three months ended March 31, 2010.

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

Readers are cautioned not to place undue reliance upon these forward-looking statements, which reflect management’s analysis only as to the date hereof. Readers should carefully review the risk factors described in Part I, Item 1A, “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 31, 2011; the footnotes to the financial statements contained in this quarterly report; and other documents that we have filed and from time to time will file with the Securities and Exchange Commission which could cause actual results to differ materially from those in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

REEVES TELECOM LIMITED PARTNERSHIP

Local Real Estate Market Conditions

Local financial institutions have maintained tight credit requirements, due, in part, to concerns that the prices of residential and commercial real estate will continue to decline during 2011. We believe that these restrictive lending practices by area banks have contributed, in part, to a sluggish local real estate market.

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

Residential

In late 2010, the National Bureau of Economic Research declared that the worst recession to have hit the United States since World War II ended in June 2009. While there are many indications of economic growth across the country, it is not yet clear that the real estate market in Brunswick County is recovering, as evidenced by the following data from the North Carolina Association of Realtors for the Brunswick County Multiple Listing Service region (which region includes, in North Carolina, all of Bladen, Brunswick, and Columbus Counties and a portion of New Hanover County, and, in South Carolina, a portion of Horry County):

•	For the 12 months ended March 31, 2011, the number of existing homes sold was 21% less than for the 12 months ended March 31, 2010, and

REEVES TELECOM LIMITED PARTNERSHIP

•	For the first quarter of 2011, the average sales price of existing homes was 3% lower than for the fourth quarter of 2010.

It is unclear at this time when the market in Brunswick County and, more particularly, in the City of Boiling Spring Lakes will see any significant improvement. The local real estate market continues to see short sales, that is, sales of houses at prices less than the amount of debt on the property, as well as foreclosures, both of which have the effect of increasing the supply of homes for sale and thereby reducing the selling prices of such homes. Until the market for existing homes improves significantly, the market for buildable lots, such as those we sell, will continue to be sluggish, at best. During 2010, we dropped our asking price on most residential lots by 40% to come into line with the prices asked by other sellers of lots in the City of Boiling Spring Lakes. In February 2011, we dropped our asking prices further, for a total reduction in our asking prices of 60%. There remains a large inventory of lots available for sale in the City of Boiling Spring Lakes, and relatively few transactions are being completed. Notwithstanding the recent temporary reductions in our asking prices and our continuing efforts to market our properties, we expect to have no significant real estate sales until the number of short sales and foreclosures in the local market moderates, economic conditions improve, and financial institutions loosen credit requirements.

Apart from general economic conditions, the real estate market in the City of Boiling Spring Lakes continues to be adversely affected by efforts, beginning in April 2006, by Fish and Wildlife to protect the habitat of the endangered red-cockaded woodpecker. We believe that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the red-cockaded woodpecker have contributed to our lack of, or very limited, real estate sales in recent years by limiting new construction in the community, and will continue to have such effect.

Commercial

Historically, our sales of commercial land have been sporadic, and often we record no sales of commercial land in a year. Commercial development in the City of Boiling Spring Lakes has largely been concentrated along a stretch of State Road 87, the main road into and out of the city. The local commercial real estate market has traditionally not been very strong, due to the city’s relatively small population, the lack of sewer service, and the availability of shopping and services in nearby towns, especially Southport, and large regional shopping centers in Wilmington.

REEVES TELECOM LIMITED PARTNERSHIP

Recent Developments in the Local Real Estate Market

    In May 2010, the City of Boiling Spring Lakes transferred ownership of the municipal water system to Brunswick County in exchange for the County’s construction of a wastewater collection system within a portion of Boiling Spring Lakes. We own approximately 219 acres of land zoned or intended for commercial use, most of which land fronts on State Road 87.  Brunswick County's plans for the first phase of municipal sewer service involve installing a sewer line along State Road 87.  We expect that the County will ultimately seek to recover the cost of installing that sewer line through assessments of those who own property along the effected route. At this time, we cannot estimate the amount of any such assessments that the Partnership might face, nor can we predict when such assessments will be due. Accordingly, no provision for such assessments has been made in the Partnership’s financial statements.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

■    Revenue

Property Sales

Revenue from property sales was $25,928 for the three months ended March 31, 2011, compared to no revenue for the three months ended March 31, 2010. The Partnership sold 4 individual undeveloped lots during the three months ended March 31, 2011, compared to no property sold during the three months ended March 31, 2010.

While revenue from property sales and the amount of property sold for the first quarter of 2011 is greater than for any quarter since the second quarter of 2007, we believe that it is too early to discern any trend in the Partnership’s property sales. The matters described under “Local Real Estate Market Conditions” above are expected to continue to have an adverse effect on property sales.

Interest Income

Interest income was $1,299 for the three months ended March 31, 2011, compared to $3,149 for the three months ended March 31, 2010. We attribute the 59% decrease principally to a decrease in the average amount we had invested in interest-bearing securities during the three months ended March 31, 2011 compared to the same period of 2010, and to lower interest rates earned on certificates of deposit during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The lower amounts invested reflects our lack of significant revenues from property sales during the first quarter of 2011 and our consequent need to use cash received at maturity of some of our investments to pay our operating expenses. The decrease in interest rates reflects efforts by the U.S. Federal Reserve System to stimulate the U.S. economy through lower interest rates.

REEVES TELECOM LIMITED PARTNERSHIP

■   Direct Costs of Property Sold

Direct cost of property sold was $1,829 for the three months ended March 31, 2011, compared to no direct cost of property sold for the three months ended March 31, 2010, when we had no property sales.

■   Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2011 were 8% lower than for the same period of 2010. The decrease is due principally to the following changes in components of selling, general and administrative expenses:

Legal Fees and Filing-Related Costs

The Partnership filed a Form 8-K and a Form 8-K Amendment with the SEC relating to the changes in our auditors during the three months ended March 31, 2011 and also during the three months ended March 31, 2010. In connection with the filings in 2011, we incurred non-recurring legal fees and other costs totaling $2,679. In connection with the filings in 2010, we incurred non-recurring legal fees and other costs totaling $8,150.

Miscellaneous Expenses

Miscellaneous expenses were $1,433 for the three months ended March 31, 2011, compared to $4,112 for the three months ended March 31, 2010. Substantially all of the difference is due to expenses incurred in connection with the periodic appraisal of our real estate assets that we obtained during the first quarter of 2010. We did not incur similar expenses during 2011.

■   Depreciation

Depreciation was $844 for the three months ended March 31, 2011, compared to $962 for the three months ended March 31, 2010. The 12% decrease is due to the fact that some of our depreciable assets became fully depreciated during 2010.

REEVES TELECOM LIMITED PARTNERSHIP

Liquidity and Capital Resources

■   General

At March 31, 2011, we had $1,092,991 in cash, of which amount $520,810 was held in a non-interest bearing checking account because the FDIC insures balances in such accounts without limit. Substantially all of the remainder was held in interest-bearing money market accounts at local financial institutions. In addition, we held $1,121,000 in short-term investments consisting of certificates of deposit having a maturity of less than one year. There was no long-term debt. Accounts payable and accrued expenses, including accrued expenses owed to affiliates, as of such date totaled $174,434.

We require cash primarily for the payment of operating expenses and overhead, and capital expenditures incurred with respect to the property we own, principally the following.

•
Roads: Much of our land is accessible only by roads that are incomplete, or that are unpaved or lack a rocked surface, or that require repairs. Management believes that we will be able to sell such land only if incomplete roads are completed, the roads that are now unpaved or that lack a rocked surface are rocked, and the roads in need of repairs are repaired. In addition, we believe that we can achieve higher sales prices for many of our lots by paving certain roads with asphalt. The cost of such road improvements could be substantial.

•
Water and sewer: We may have to bear assessments relating to the installation of water and sewer lines installed by the City and others. In 2009, we paid assessments totaling $49,500 relating to the expansion of the City’s municipal water system. In 2010, we paid no assessments. We may incur assessments, payable in 2011, 2012, or 2013, relating to the installation of sewer lines. We cannot reliably estimate the amounts of future assessments, nor can we accurately predict when any future assessments will become due. The total of such assessments is likely to be substantial.

Cash is generated primarily from individual lot sales. When that source of cash has not been sufficient to meet our liquidity requirements, historically we have supplemented cash generated from lot sales by drawing upon cash reserves, accruing general partner fees and certain other fees and expenses payable to the General Partner and its affiliates, selling certain non-real estate assets, and, from time to time, borrowing from local banks or the General Partner and/or its affiliates. We may also seek to supplement our current cash balances and short-term investments by negotiating credit facilities, issuing debt on such terms and conditions as the General Partner deems prudent, or seeking other forms of debt or equity financing as the General Partner deems appropriate, although it cannot be determined at this time what, if any, financing alternatives may be available and at what cost.

REEVES TELECOM LIMITED PARTNERSHIP

■  Cash Flows from Operating Activities

Operating activities used $130,465 of net cash during the three months ended March 31, 2011, compared to $178,197 of net cash used during the same period of 2010. We attribute the change primarily to a lower net loss for the first three months of 2011 than for the same period of 2010, and the accrual of amounts owed to affiliates at March 31, 2011 whereas no such accruals were made at March 31, 2010.

■  Cash Flows from Investing Activities

Investing activities provided $764,500 of net cash during the first three months of 2011, compared to $320,000 of net cash provided during the same period of 2010. The change is due principally to the timing of maturities of our investments held during the first quarter of 2011 and the same period of 2010, and the amount of proceeds received at maturity compared to the amount reinvested prior to the end of the first quarter of reach year. During the first three months of 2011, we received $1,255,000 upon maturity of certificates of deposit but reinvested only $490,000 prior to the end of the first quarter, whereas during the same period of 2010, we received $3,920,000 upon maturity of certificates of deposit and reinvested $3,600,000 prior to the end of the quarter.

■  Long-term Debt

The Partnership had no long-term debt outstanding during the three months ended March 31, 2011 or the same period of 2010.

Off Balance Sheet Arrangements

The Partnership does not utilize off balance sheet arrangements, and there were none during the first three months of 2011 or 2010.

REEVES TELECOM LIMITED PARTNERSHIP

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risk exposure is to changes in interest rates, which are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Changes in the general level of interest rates can affect our revenue from property sales because the market for real estate in general varies to a large degree upon the level and stability of interest rates. Generally, when interest rates are high or are increasing, the market for real estate declines, and when interest rates are low or are decreasing, the market for real estate increases. Despite the current environment of low interest rates, however, we have generated no significant property sales since mid-2007 because of other reasons discussed elsewhere in this Quarterly Report on Form 10-Q. Management believes that the extent of such interest rate risk is neither quantifiable nor predictable because of the variability of future interest rates and because of the highly variable nature of our real estate sales due to reasons other than interest rates.

We also have exposure to market risk for changes in interest rates due primarily to the following:

•
Cash: The portion of our cash that is deposited in money market accounts at local financial institutions bears interest at a variable rate. If interest rates were to increase, we would earn more interest income on such cash balances. If interest rates were to decrease, we would earn less interest income on such cash balances. For the first quarter of 2011, our average cash balance invested in money market accounts, calculated as the average of the balances on the first and last days of the quarter, was $423,059, and, at March 31, 2011, we had cash of $572,031 held in interest-bearing money market accounts.

•
Certificates of deposit: We invest a portion of our cash in certificates of deposit having a maturity of less than one year because we are able to earn a higher rate of interest on cash invested in certificates of deposit than on cash held in a money market account bearing interest at a variable rate. All of such securities are classified as securities held to maturity; hence, we bear substantially no risk of loss due to a change in the market value of any certificate of deposit we own resulting from a change in interest rates prior to maturity of such certificate of deposit. If interest rates were to increase, upon sale or maturity of the certificates of deposit currently held, we would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the certificates of deposit then purchased. If interest rates were to decrease, upon sale or maturity of the certificates of deposit currently held, we would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the certificates of deposit then purchased. For the first quarter of 2011, the average amount invested in certificates of deposit, calculated as the average of the balances on the first and last days of the quarter, was $1,503,500, and, at March 31, 2011, we held $1,121,000 in certificates of deposit having a maturity at the time of purchase of less than one year.

Had the average level of annual interest rates earned on our cash balances and certificates of deposit during the three months ended March 31, 2011 been higher or lower by 100 basis points or one percent (1%), our net income would have been approximately $4,816 more and $1,299 less, respectively. The foregoing estimate of the change in net income is based upon the average of the balances of cash and certificates of deposit on the first and last days of the quarter as described in the preceding two paragraphs, and assumes that the interest rate on any cash balance or certificate of deposit bearing an interest rate of one percent (1%) or less would be reduced to 0%.

REEVES TELECOM LIMITED PARTNERSHIP

We had no interest-bearing debt outstanding during the first quarter of 2011.

We do not enter into derivative contracts for our own account to hedge against the risk of changes in interest rates.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Mr. Davis P. Stowell, the president of our General Partner, carries out the functions of our principal executive officer and principal financial officer, and, accordingly, he is deemed to be our “management” for the purpose of evaluating our disclosure controls and procedures and the effectiveness thereof. Mr. Stowell has, as of the end of the period covered by this Quarterly Report on Form 10-Q, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, Mr. Stowell has concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that occurred during the first fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REEVES TELECOM LIMITED PARTNERSHIP

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Investors should carefully consider the risks described in Part I, Item 1A, “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 31, 2011. There have been no material changes from the risk factors described in that Annual Report on Form 10-K. The risks and uncertainties described in that Annual Report on Form 10-K are not the only ones we or our unit holders face and there may be additional risks and uncertainties that we do not presently know of or that we currently consider not likely to have a material impact. If any of these risks and uncertainties develop into an actual event, it could materially and adversely affect our business, financial condition, results of operations, and/or cash flows.

Item 6. Exhibits

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certification*.

*	Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section.

REEVES TELECOM LIMITED PARTNERSHIP

SIGNATURES

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

Date: May 13, 2011