Form 10-Q
period 2011-06-30
REEVES TELECOM LTD PARTNERSHIP
filed 2011-08-12
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

REEVES TELECOM LIMITED PARTNERSHIP

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30,	December 31,
	2011	2010
	(Unaudited)

Assets

Cash and cash equivalents	$973,462	$458,956
Short-term investments	1,121,000	1,886,000
Accrued interest receivable	2,215	10,124
Properties held for sale and property and equipment
Properties held for sale	391,904	393,948
Property and equipment, net	229,715	231,489
Other assets	500	—
Total assets	$2,718,796	$2,980,517

Liabilities and Partners' Capital

Current liabilities
Accounts payable and accrued expenses	$104,750	$181,142
Accrued expenses - affiliates	44,750	44,750
Total current liabilities	149,500	225,892
Commitments and contingencies
Partners' capital	2,569,296	2,754,625
Total liabilities and partners' capital	$2,718,796	$2,980,517

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Three Months Ended June 30,
	2011	2010
Revenues
Property sales	$16,939	$—
Interest income	1,045	4,089
Other income	272	—
Total revenues	18,256	4,089

Operating expenses
Direct costs of property sold	215	—
Selling, general and administrative expenses	111,965	112,412
Depreciation	930	983
Total operating expenses	113,110	113,395

Net loss	(94,854)	(109,306)

Partners' capital at beginning of period	2,664,150	3,114,633

Partners' capital at end of period	$2,569,296	$3,005,327

Net loss per partnership unit	$(0.05)	$(0.06)

Weighted average partnership units issued and outstanding	1,811,062	1,811,262

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Revenues
Property sales	$42,867	$—
Interest income	2,344	7,238
Other income	272	—
Total revenues	45,483	7,238

Operating expenses
Direct costs of property sold	2,044	—
Selling, general and administrative expenses	226,993	237,740
Depreciation	1,775	1,945
Total operating expenses	230,812	239,685

Net loss	(185,329)	(232,447)

Partners' capital at beginning of period	2,754,625	3,237,774

Partners' capital at end of period	$2,569,296	$3,005,327

Net loss per partnership unit	$(0.10)	$(0.13)

Weighted average partnership units issued and outstanding	1,811,062	1,811,262

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(185,329)	$(232,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,775	1,945
Changes in operating assets and liabilities
Prepaid and other current assets	7,910	(3,738)
Property held for sale, net	2,044	—
Accounts payable and accrued expenses	(76,394)	(89,988)
Accrued expenses - affiliates	—	44,750
Net cash used in operating activities	(249,994)	(279,478)

Cash flows from investing activities
Purchase of short-term investments	(490,000)	(2,260,000)
Proceeds from maturities of short-term investments	1,255,000	960,000
Increase in sales property and equipment, net	—	(1,097)
Increase in other assets, net	(500)	—

Net cash provided by (used in) investing activities	764,500	(1,301,097)

Net increase (decrease) in cash and cash equivalents	514,506	(1,580,575)

Cash and cash equivalents - beginning of period	458,956	1,651,917

Cash and cash equivalents - end of period	$973,462	$71,342

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

The Partnership intends to continue to sell land in the normal course of business and, while no assurances can be given, the Partnership believes the carrying value of the remaining land is less than its net realizable value.  Nevertheless, should the Partnership elect to effect a bulk sale and/or abandonment, the net amount realized could be less than the carrying value.

The Partnership’s General Partner is Grace Property Management, Inc.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2.  Summary of Significant Accounting Policies

a.
Basis of presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership’s results of operations and financial condition have been included.  Operating results for the three months and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 31, 2011.

The accompanying unaudited condensed financial statements have been prepared using the accrual basis of accounting.  The Partnership’s assets have been written down, from time to time, to reflect their fair values based upon appraisals.

b.
Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

The Securities Investor Protection Corporation (“SIPC”), a non-profit corporation set up and funded by the brokerage industry, insures investors’ accounts up to $500,000 per investor, subject to certain conditions, in the event that a member brokerage firm goes bankrupt, and cash and securities are missing from customer accounts.  The SIPC provides for supplementing the recovery by customers of a failed broker-dealer by up to $500,000 per customer, including up to $100,000 for cash claims.  Although, at June 30, 2011, most of the Partnership’s funds held at its broker-dealer were invested in brokered certificates of deposit, each of which is fully insured by the FDIC, at times significant amounts held at the broker-dealer are not invested in FDIC-insured certificates of deposit.  In the event the broker-dealer where the Partnership maintains its accounts becomes insolvent or amounts in the Partnership’s accounts are lost or go missing due to fraud or otherwise, the Partnership may lose some or all of such excess over SIPC-insured amounts to the extent that the Partnership’s accounts are not invested in FDIC-insured certificates of deposit.

f.
Cash and cash equivalents – For purposes of the statements of cash flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions (other than certificates of deposit), money market accounts, and U.S. Treasury securities with maturities of less than 91 days at the date of purchase.  Cash equivalents are stated at cost, which approximates market value.

g.
Short-term investments – Short-term investments as of June 30, 2011 and December 31, 2010 consist of certificates of deposit held with various financial institutions.  These certificates of deposit have been designated as held to maturity and are reported at their cost, which is not materially different from their fair market value.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

j.	Recent accounting pronouncements – Recently Adopted/Issued Accounting Pronouncements - In October 2009, the FASB concurrently issued the following Accounting Standards Updates (ASUs):

•
ASU No. 2009 - 14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

•
ASU No. 2009 - 13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services and support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables.

The Partnership adopted these standards in the first quarter of 2011 and they did not have a significant impact on the Partnership’s financial position or results of operations.

New Accounting Standard Not Yet Adopted - In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  This standard results in a common requirement between the FASB and the International Accounting Standards Board (IASB) for measuring fair value and for disclosing information about fair value measurements.  While this new standard will not affect how the Partnership measures or accounts for assets and liabilities at fair value, the disclosure requirements will be required for interim and annual periods beginning January 1, 2012.  There will be no impact to the Partnership’s financial condition or results of operation from the adoption of this new standard.

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

Commitment for Municipal Water Service

Most of the land owned by the Partnership lacks municipal water service.  The City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development in 2004.  A significant portion of the costs of water distribution to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land.  In January 2011, the City of Boiling Spring Lakes completed an expansion of the municipal water system that began in 2009.  The cost of the expansion is to be borne by owners of land directly passed by new water mains by the payment of an assessment of $500 per lot plus a tap fee for a lot containing a dwelling.  The amount of the tap fee ranges from $860 to over $1,700, depending upon the size of the water connection to the dwelling.  The Partnership’s total assessment was determined to be $49,500 based upon a formula that allows adjoining lots to be aggregated into a group and counted as one lot for assessment purposes, and the Partnership capitalized $49,500 of assessments in 2009 by increasing the cost basis of the land affected.  Should the Partnership sell some, but not all, of the lots that were aggregated into a group, an additional assessment may have to be paid by the Partnership with respect to such lots at the time the sale of such lots is closed.  The Partnership has made no provision in the financial statements related to this contingent liability.

In August 2011, the Partnership was advised by the City of Boiling Spring Lakes that a surplus of cash in the water assessment fund will permit the city to stop collecting the per lot assessments in late 2011 or in 2012, and that, sometime thereafter, the city will refund to those who paid the assessment all or a portion of the cash surplus.  The Partnership cannot estimate the amount, if any, that may be refunded, and has made no provision in the financial statements related to this potential refund.

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

The Red-cockaded Woodpecker (Picoides borealis) is one endangered species known to inhabit portions of Boiling Spring Lakes.  During 2006, the U.S. Fish and Wildlife Service undertook certain initiatives to preserve the habitat of the endangered woodpecker, and for a portion of 2006 the City of Boiling Spring Lakes temporarily ceased issuing building permits altogether for land in the proximity of known or suspected nesting or foraging areas.  The Partnership believes that not more than approximately 200 acres, or approximately 24%, of the Partnership’s land may be affected by restrictions relating to the Red-cockaded Woodpecker, although the amount of land affected could increase under certain circumstances. Management believes that the Partnership’s land sales will continue to be reduced compared to prior years until the City of Boiling Spring Lakes has developed and implemented a conservation plan to protect the habitat of the Red-cockaded Woodpecker or until other means of addressing the concerns of the U.S. Fish and Wildlife Service can be implemented.

The Partnership has not made any representations or warranties to buyers of land as to the restrictions, if any, that may be imposed due to the Red-cockaded Woodpecker, to any other endangered or protected species, or to protected or endangered species generally.  Nevertheless, it is reasonably possible that one or more such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the presence of protected or endangered species on or near the land or to restrictions on issuing building permits designed to preserve the habitat of protected or endangered species, preventing such buyer from utilizing the land in the manner intended.  If any litigation is instituted seeking compensation or rescission due to endangered and protected species, the Partnership believes that it would prevail on the merits, although no such assurances can be given, but the cost of defending such litigation could be substantial.  As of the date of this report, there is no pending litigation, and the Partnership is not aware of any potential claims or actions relating to these matters.  The Partnership has made no provision in the financial statements related to this contingent liability.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Water Level of Lakes

The Partnership believes that the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership.  The Partnership’s ability to sell land at its asking prices would be adversely affected if the water level in the lakes were to be substantially below normal for any length of time.  Due to drought or near drought conditions for much of 2007, nearly all the lakes within the City of Boiling Spring Lakes had a water level substantially below normal.   These conditions resulted in a lowering of the water level, and sinkholes developed in the bed of Boiling Spring Lake, the largest lake in the community.  Remedial measures taken by the city solved the issue of the sinkholes; however, the lack of normal rainfall prevented the lakes, including Boiling Spring Lake, from returning to approximately normal levels for some time after the remedial measures were taken.  The water level of most of the lakes, including Boiling Spring Lake, has since returned to approximately normal.  Low water levels in the lakes could occur again in the future.  The Partnership has not made any representations or warranties to buyers of land as to the water level in the lakes or to any particular lake.  Nevertheless, it is reasonably possible that one or more of such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the water level of the lakes or of a particular lake being substantially below normal, whether due to damage to the dam, protracted drought conditions or otherwise.  If any litigation is instituted seeking compensation or rescission, the Partnership believes that it would prevail on the merits, although no such assurances can be given, but the cost of defending such litigation could be substantial.  As of the date of this report, there is no pending litigation, and the Partnership is not aware of any potential claims or actions relating to these matters.  The Partnership has made no provision in the financial statements related to this contingent liability.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4.  Related Party Transactions

The General Partner is entitled to receive from the Partnership a general partner’s fee.  The amount of the general partner’s fee for the three months and six months ended June 30, 2011 was $40,000 and $80,000, respectively.  The amount of the general partner’s fee for the three months and six months ended June 30, 2010 was $40,000 and $80,000, respectively.  At June 30, 2011, the Partnership accrued $40,000 for general partner’s fees due but not yet paid.

The Partnership pays rent to an affiliate of the General Partner for office space located at 55 Brookville Road, Glen Head, New York.  The amount of rent for the three months and six months ended June 30, 2011 was $4,750 and $9,500, respectively.  The amount of rent for the three months and six months ended June 30, 2010 was $4,750 and $9,500, respectively.  At June 30, 2011, the Partnership accrued $4,750 for rent due but not yet paid.

The Partnership reimburses the General Partner and its president for out-of-pocket expenses incurred by them on behalf of the Partnership.  The amount of out-of-pocket expenses incurred and subject to reimbursement for the three months and six months ended June 30, 2011 was $0 and $207, respectively.  At June 30, 2011, the Partnership had no amounts due but not yet paid.  No out-of-pocket expenses were incurred and subject to reimbursement for the three months and six months ended June 30, 2010.

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

The market for undeveloped land within the City of Boiling Spring Lakes has continued to be adversely affected by efforts, commenced in April 2006, by the U.S. Fish and Wildlife Service (“Fish and Wildlife”) to protect the habitat of the endangered Red-cockaded Woodpecker (Picoides borealis).  We believe that certain restrictions that went into effect in 2006 on building within proximity to known or suspected nesting or foraging areas of the Red-cockaded Woodpecker has had the effect of reducing our real estate sales since 2006, and will likely have the effect of reducing our real estate sales in the future from what might otherwise have been realized in the absence of such restrictions.  In 2007, we began a program to study tree density in known foraging areas to determine the potential for coexistence where sufficient tree density exists, that is, where houses can be built on lots now owned by us while retaining a sufficiently vibrant foraging area for the woodpeckers.  Work on this program was paused during 2010 while we reviewed the progress and the program costs, and we may resume the program in 2011.  We believe that this program may reduce the amount of our land that is subject to restrictions on development because of the Red-cockaded Woodpecker, although there can be no assurance that any such reduction will occur or, if it occurs, that such reduction will have a material affect on our business.

Residential

Following less than robust growth since the official end, in June 2009, of the worst recession to have hit the United States since World War II, there are many indications that economic activity in the United States has slowed during the first six months of 2011.  The real estate market in Brunswick County has been, at best, sluggish and uneven, as evidenced by the following data from the North Carolina Association of Realtors for the Brunswick County Multiple Listing Service region (which region includes, in North Carolina, all of Bladen, Brunswick, and Columbus Counties and a portion of New Hanover County, and, in South Carolina, a portion of Horry County):

•
For the 12 months ended June 30, 2011, the number of existing homes sold was 16% less than for the 12 months ended June 30, 2010.  That was the fourth consecutive quarter in which year-over-year home sales declined.

REEVES TELECOM LIMITED PARTNERSHIP

•
The average sales price of existing homes for the three months ended June 30, 2011 was basically unchanged from the same periods of 2010 and 2009, but significantly lower than the average sales price for the three months ended June 30, 2008 and 2007.

The Brunswick County Association of Realtors reports that, for the ZIP code that includes Boiling Spring Lakes (and also Southport and the upscale beachfront community of Bald Head Island), for the three months ended March 31, 2011, the latest data available, houses sold were on the market for an average of 278 days.  While that represents a slight improvement over the fourth quarter of 2010, when the average was 290 days, the average is, still, the second highest for any quarter since the beginning of 2008.

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

REEVES TELECOM LIMITED PARTNERSHIP

Recent Developments in the Local Real Estate Market

In May 2010, the City of Boiling Spring Lakes transferred ownership of the municipal water system to Brunswick County in exchange for the County’s construction of a wastewater collection system within a portion of Boiling Spring Lakes.  We own approximately 219 acres of land zoned or intended for commercial use, most of which land fronts on State Road 87.  Brunswick County’s plans for the first phase of municipal sewer service involve installing a sewer line along State Road 87.  We expect that the County will ultimately seek to recover the cost of installing that sewer line through assessments of those who own property along the effected route.  At this time, we cannot estimate the amount of any such assessments that the Partnership might face, nor can we predict when such assessments will be due.  Accordingly, no provision for such assessments has been made in the Partnership’s financial statements.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

■	Revenue

Property Sales

Revenue from property sales was $16,939 for the three months ended June 30, 2011, compared to no revenue for the three months ended June 30, 2010.  The Partnership sold 3 individual undeveloped lots during the three months ended June 30, 2011, compared to no property sold during the three months ended June 30, 2010.

Revenue from property sales and the number of properties sold in the second quarter of 2011 are greater than for any quarter in 2008, 2009, or 2010, yet are significantly less than quarterly sales figures in 2007 and prior years.  We believe that the latest quarterly sales figures ought not be viewed as a trend in the Partnership’s property sales.  The matters described under “Local Real Estate Market Conditions” above are expected to continue to have an adverse effect on property sales.

REEVES TELECOM LIMITED PARTNERSHIP

Interest Income

Interest income was $1,045 for the three months ended June 30, 2011, compared to $4,089 for the three months ended June 30, 2010.  We attribute the 75% decrease principally to a decrease in the average amount we had invested in interest-bearing securities during the three months ended June 30, 2011 compared to the same period of 2010, and to lower interest rates earned on certificates of deposit during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  The lower amount invested reflects our lack of significant revenues from property sales during the second quarter of 2011 and our consequent need to use cash received at maturity of some of our investments to pay our operating expenses.  The decrease in interest rates reflects efforts by the U.S. Federal Reserve System to stimulate the U.S. economy through lower interest rates.

■	Direct Costs of Property Sold

Direct cost of property sold was $215 for the three months ended June 30, 2011, compared to no direct cost of property sold for the three months ended June 30, 2010, when we had no property sales.

■	Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2011 approximated those for the same period of 2010.

■	Depreciation

Depreciation was $930 for the three months ended June 30, 2011, compared to $983 for  the three months ended June 30, 2010.  The 5% decrease is due to the fact that some of our depreciable assets became fully depreciated during 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

■	Revenue

Property Sales

Revenue from property sales was $42,867 for the six months ended June 30, 2011, compared to no revenue for the six months ended June 30, 2010.  The Partnership sold 7 individual undeveloped lots during the six months ended June 30, 2011, compared to no property sold during the six months ended June 30, 2010.

While revenue from property sales and the number of properties sold in the first six months of 2011 are greater than for any six-month period since the first half of 2007, we believe that it is too early to discern any trend in the Partnership’s property sales.  The matters described under “Local Real Estate Market Conditions” above are expected to continue to have an adverse effect on property sales.

REEVES TELECOM LIMITED PARTNERSHIP

Interest Income

Interest income was $2,344 for the six months ended June 30, 2011, compared to $7,238 for the six months ended June 30, 2010.  We attribute the 68% decrease principally to a decrease in the average amount we had invested in interest-bearing securities during the six months ended June 30, 2011 compared to the same period of 2010, and to lower interest rates earned on certificates of deposit during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  The lower amount invested reflects our lack of significant revenues from property sales during the first half of 2011 and our consequent need to use cash received at maturity of some of our investments to pay our operating expenses.  The decrease in interest rates reflects efforts by the U.S. Federal Reserve System to stimulate the U.S. economy through lower interest rates.

■	Direct Costs of Property Sold

Direct cost of property sold was $2,044 for the six months ended June 30, 2011, compared to no direct cost of property sold for the six months ended June 30, 2010, when we had no property sales.

■	Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2011 were 5% lower than for the same period of 2010.  The decrease is due principally to changes in the following components of selling, general and administrative expenses:

Accounting Fees and Expenses

Accounting fees and expenses for the six months ended June 30, 2011 were $15,882, compared to $18,405 for the six months ended June 30, 2011.  The 14% decrease is attributable primarily to the fact that our estimate of accounting fees and expenses relating to the audit for 2010 – and, therefore, the aggregate amount that we had accrued at December 31, 2010 and March 31, 2011 — was more than the amount that was ultimately paid during the second quarter of 2011.  The difference between the aggregate amount accrued at March 31, 2011 and the amount actually paid during the second quarter of 2011 had the effect of reducing accounting fees and expenses for the six months ended June 30, 2011 below the amount of accounting fees and expenses for the six months ended June 30, 2010.

REEVES TELECOM LIMITED PARTNERSHIP

Legal Fees and Filing-Related Costs

During the six months ended June 30, 2011, we incurred non-recurring legal fees and other costs totaling $2,679 relating to a Form 8-K and a Form 8-K Amendment that we filed with the SEC in January 2011 regarding a change in our auditors.  During the six months ended June 30, 2010, we incurred non-recurring legal fees and other costs totaling $8,150 relating to a Form 8-K and a Form 8-K Amendment that we filed with the SEC in January 2010, also relating to a change in our auditors.

Miscellaneous Expenses

Miscellaneous expenses were $3,378 for the six months ended June 30, 2011, compared to $6,770 for the six months ended June 30, 2010.  Substantially all of the difference is due to expenses incurred in connection with the periodic appraisal of our real estate assets that we obtained during the first quarter of 2010.  We did not incur similar expenses during 2011.

■	Depreciation

Depreciation was $1,775 for the six months ended June 30, 2011, compared to $1,945 for the six months ended June 30, 2010.  The 9% decrease is due to the fact that some of our depreciable assets became fully depreciated during 2010.

Liquidity and Capital Resources

■	General

At June 30, 2011, we had $973,462 in cash, of which amount $401,121 was held in a non-interest bearing checking account because the FDIC insures balances in such accounts without limit.  Substantially all of the remainder was held in interest-bearing money market accounts at local financial institutions.  In addition, we held $1,121,000 in short-term investments consisting of certificates of deposit having a maturity of less than one year.  There was no long-term debt.  Accounts payable and accrued expenses, including accrued expenses owed to affiliates, as of such date were $149,500.

We require cash primarily for the payment of operating expenses and overhead, and capital expenditures incurred with respect to the property we own, principally the following.

REEVES TELECOM LIMITED PARTNERSHIP

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

Cash is generated primarily from individual lot sales.  Because that source of cash has not been sufficient to meet our liquidity requirements in recent years, we have supplemented cash generated from lot sales by drawing upon cash reserves that were invested in U.S. Treasury securities and certificates of deposit for periods of less than one year.  Historically, we have also met our liquidity needs by accruing general partner fees and certain other fees and expenses payable to the General Partner and its affiliates, selling certain non-real estate assets, and, from time to time, borrowing from local banks or the General Partner and/or its affiliates.  We may seek to supplement our current cash balances and short-term investments by negotiating credit facilities, issuing debt on such terms and conditions as the General Partner deems prudent, or seeking other forms of debt or equity financing as the General Partner deems appropriate, although it cannot be determined at this time what, if any, financing alternatives may be available and at what cost.

■	Cash Flows from Operating Activities

Operating activities used $249,994 of net cash during the six months ended June 30, 2011, compared to $279,478 of net cash used during the same period of 2010.  We attribute the change primarily to a lower net loss for the first six months of 2011 than for the same period of 2010.

■	Cash Flows from Investing Activities

Investing activities provided $764,500 of net cash during the first six months of 2011, compared to $1,301,097 of net cash used for investing activities during the same period of 2010.  The change is due principally to the facts that more of our investments matured during the six months of 2011 than in the same period of 2010 and that during 2011 we have not reinvested proceeds received upon maturity of certificates of deposit.

REEVES TELECOM LIMITED PARTNERSHIP

■	Long-term Debt

The Partnership had no long-term debt outstanding during the six months ended June 30, 2011 or the same period of 2010.

Off Balance Sheet Arrangements

The Partnership does not utilize off balance sheet arrangements, and there were none during the first six months of 2011 or 2010.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our principal market risk exposure is to changes in interest rates, which are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control.  Because the market for real estate depends to a large degree upon the level and stability of interest rates, changes in the general level of interest rates can significantly affect our revenue from property sales.  Generally, when interest rates are high or are increasing, the market for real estate declines, and when interest rates are low or are decreasing, the market for real estate increases.  Despite the current environment of low interest rates, however, we have generated no significant property sales since mid-2007 because of other reasons discussed elsewhere in this Quarterly Report on Form 10-Q.  Management believes that the extent of such interest rate risk is neither quantifiable nor predictable because of the variability of future interest rates and because of the highly variable nature of our real estate sales due to reasons other than interest rates.

We also have exposure to market risk for changes in interest rates due primarily to the following:

•
Cash:  The portion of our cash that is deposited in money market accounts at local financial institutions bears interest at a variable rate.  If interest rates were to increase, we would earn more interest income on such cash balances.  If interest rates were to decrease, we would earn less interest income on such cash balances.  For the second quarter of 2011, our average cash balance invested in money market accounts, calculated as the average of the balances on the first and last days of the quarter, was $572,111. At June 30, 2011, we had cash of $572,190 held in interest-bearing money market accounts.

REEVES TELECOM LIMITED PARTNERSHIP

•
Certificates of deposit:  We invest a portion of our cash in certificates of deposit having a maturity of less than one year because we are able to earn a higher rate of interest on cash invested in certificates of deposit than on cash held in a money market account bearing interest at a variable rate.  All of such securities are classified as securities held to maturity; hence, we bear substantially no risk of loss due to a change in the market value of any certificate of deposit we own resulting from a change in interest rates prior to maturity of such certificate of deposit.  If interest rates were to increase, upon sale or maturity of the certificates of deposit currently held, we would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the certificates of deposit then purchased.   If interest rates were to decrease, upon sale or maturity of the certificates of deposit currently held, we would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the certificates of deposit then purchased.   For the second quarter of 2011, the average amount invested in certificates of deposit, calculated as the average of the balances on the first and last days of the quarter, was $1,121,000.  At June 30, 2011, we held $1,121,000 in certificates of deposit having a maturity at the time of purchase of less than one year.

Had the average level of annual interest rates earned on our cash balances and certificates of deposit during the three months ended June 30, 2011 been higher or lower by 100 basis points or one percent (1%), our net income would have been approximately $4,233 more and $1,045 less, respectively.  The foregoing estimate of the change in net income is based upon the average of the balances of cash and certificates of deposit on the first and last days of the quarter as described in the preceding two paragraphs, and assumes that the interest rate on any cash balance or certificate of deposit bearing an interest rate of one percent (1%) or less would be reduced to 0%.

We had no interest-bearing debt outstanding during the second quarter of 2011.

We do not enter into derivative contracts for our own account to hedge against the risk of changes in interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Mr. Davis P. Stowell, the president of our General Partner, carries out the functions of our principal executive officer and principal financial officer, and, accordingly, he is deemed to be our “management” for the purpose of evaluating our disclosure controls and procedures and the effectiveness thereof.  Mr. Stowell has, as of the end of the period covered by this Quarterly Report on Form 10-Q, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, Mr. Stowell has concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

REEVES TELECOM LIMITED PARTNERSHIP

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that occurred during the second fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

31	Rule 13a-14(a)/15d-14(a) Certification.
32	Section 1350 Certification*.
101.INS	XBRL Instance Document **.
101.SCH	XBRL Taxonomy Extension Schema**.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**.
101.DEF	XBRL Taxonomy Extension Definition Linkbase**.
101.LAB	XBRL Taxonomy Extension Label Linkbase**.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**.

*	Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section.

**
In accordance with Rule 406T of Regulation S-T, XBRL information shall not be deemed “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, and is otherwise not subject to liability under these sections.

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

Date:  August 12, 2011