Form 10-Q
period 2011-09-30
REEVES TELECOM LTD PARTNERSHIP
filed 2011-11-14
CIK 314741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐   No ☒

REEVES TELECOM LIMITED PARTNERSHIP

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and cash equivalents	$1,788,892	$458,956
Short-term investments	241,000	1,886,000
Accrued interest receivable	998	10,124
Properties held for sale and property and equipment
Properties held for sale	391,197	393,948
Property and equipment, net	228,827	231,489
Other assets	3,350	--
Total assets	$2,654,264	$2,980,517
Liabilities and Partners' Capital
Current liabilities
Accounts payable and accrued expenses	$135,705	$181,142
Accrued expenses - affiliates	44,750	44,750
Total current liabilities	180,455	225,892
Commitments and contingencies
Partners' capital	2,473,809	2,754,625
Total liabilities and partners' capital	$2,654,264	$2,980,517

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	Three Months Ended September 30,
	2011	2010
Revenues
Property sales	$23,811	$--
Interest income	1,899	4,016
Other income	1,311	690
Total revenues	27,021	4,706

Operating expenses
Direct costs of property sold	708	--
Selling, general and administrative expenses	120,913	121,129
Depreciation	887	946
Total operating expenses	122,508	122,075

Net loss	(95,487)	(117,369)
Partners' capital at beginning of period	2,569,296	3,005,327
Partners' capital at end of period	$2,473,809	$2,887,958
Net loss per partnership unit	$(0.05)	$(0.06)

Weighted average partnership units issued and outstanding	1,811,062	1,811,262

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Revenues
Property sales	$66,678	$--
Interest income	4,243	11,255
Other income	1,583	690
Total revenues	72,504	11,945

Operating expenses
Direct costs of property sold	2,752	--
Selling, general and administrative expenses	347,906	358,870
Depreciation	2,662	2,891
Total operating expenses	353,320	361,761

Net loss	(280,816)	(349,816)
Partners' capital at beginning of period	2,754,625	3,237,774
Partners' capital at end of period	$2,473,809	$2,887,958
Net loss per partnership unit	$(0.16)	$(0.19)

Weighted average partnership units issued and outstanding	1,811,062	1,811,262

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(280,816)	$(349,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,662	2,891
Changes in operating assets and liabilities
Prepaid and other current assets	9,126	(6,457)
Property held for sale, net	2,752	--
Accounts payable and accrued expenses	(45,438)	(61,494)
Net cash used in operating activities	(311,714)	(414,876)

Cash flows from investing activities
Purchase of short-term investments	(490,000)	(2,850,000)
Proceeds from maturities of short-term investments	2,135,000	1,685,000
Increase in sales property and equipment, net	--	(1,095)
Increase in other assets, net	(3,350)	--
Net cash provided by (used in) investing activities	1,641,650	(1,166,095)

Net increase (decrease) in cash and cash equivalents	1,329,936	(1,580,971)
Cash and cash equivalents - beginning of period	458,956	1,651,917
Cash and cash equivalents - end of period	$1,788,892	$70,946

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	Nature of Operations

On May 17, 1979, the stockholders of Reeves Telecom Corporation (the “Corporation”) approved a plan of liquidation (the “Plan”) for the Corporation and its subsidiaries.  The Plan, which was determined by the Internal Revenue Service to qualify as a Section 337 liquidation, authorized the Corporation’s Board of Directors to sell the Corporation’s assets and distribute any remaining unsold assets to its stockholders and/or a liquidation trust.  On May 8, 1980, stockholders at a special meeting approved an amendment to the Plan whereby assets not sold within one year of the date the Plan was approved could be transferred, at the discretion of the Board of Directors, from the Corporation to a South Carolina limited partnership which would undertake to sell the remaining assets on behalf of the stockholders.  Pursuant to the Plan, the Corporation sold all of its broadcasting assets and substantially all of the land held for development and sale at one of its two land development locations and distributed to its stockholders cash of $0.90 per share on February 29, 1980 and $2.30 per share on May 14, 1980.  On May 15, 1980, the Corporation was liquidated and all of its unsold assets and liabilities were transferred to Reeves Telecom Associates, a South Carolina limited partnership (“us”, “we”, or the “Partnership”).  Stockholders of the Corporation received one partnership unit in exchange for each share of common stock.  The units are not listed on any national securities exchange.  In January 1987, pursuant to a change in South Carolina law, the Partnership’s legal name was changed from Reeves Telecom Associates to Reeves Telecom Limited Partnership.

The remaining assets of the Partnership are primarily: (a) approximately 816 acres of land held for sale and some related assets (the “Property”) within the City of Boiling Spring Lakes, North Carolina (the “City”), (b) short-term investments in the form of certificates of deposit, and (c) cash.  The Property is all that remains from a 14,000-acre development in Brunswick County, North Carolina that was begun in 1962 by the Corporation.  The cash was generated primarily from real estate sales, including the sale of a golf club during the first quarter of 2001.  Upon any sales of the remaining assets, the Partnership may acquire additional properties or make distributions to the partners.  The Partnership currently has no intent to acquire additional properties but is not precluded from doing so.

The Partnership intends to continue to sell land in the normal course of business and, while no assurances can be given, the Partnership believes the carrying value of the Property is less than its net realizable value.  Nevertheless, should the Partnership elect to effect a bulk sale and/or abandonment, the net amount realized could be less than the carrying value.

The Partnership’s General Partner is Grace Property Management, Inc.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies

a.
Basis of presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership’s results of operations and financial condition have been included.  Operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 31, 2011.

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

e.
Significant concentrations of credit risk – The Federal Deposit Insurance Corporation (“FDIC”), an independent agency of the United States government, insures bank deposits up to $250,000 per depositor, per bank, subject to certain conditions.  In addition, effective from December 31, 2010 through December 31, 2012, the FDIC insures all bank deposits in noninterest bearing transaction accounts, such as checking accounts, without limitation as to amount.  In the event that any bank where the Partnership holds funds becomes insolvent, the Partnership may lose some or all of any excess over FDIC-insured limits held at that bank.  From time to time, the Partnership has had, and in the future may have, cash balances at its principal bank in excess of FDIC-insured amounts.  At September 30, 2011, the amount of cash balances in excess of FDIC-insured amounts was $607.

The Securities Investor Protection Corporation (“SIPC”), a non-profit corporation set up and funded by the brokerage industry, insures investors’ accounts at member brokerage firms up to $500,000 per investor, subject to certain conditions, in the event that a member brokerage firm goes bankrupt, and cash and securities are missing from customer accounts.  The SIPC provides for supplementing the recovery by customers of a failed brokerage firm by up to $500,000 per customer, including up to $250,000 for cash claims.  Typically, most or all of the Partnership’s funds held at its brokerage firm are invested in brokered certificates of deposit, each of which is fully insured by the FDIC, although, at times significant amounts held at the brokerage firm are not invested in FDIC-insured certificates of deposit.  In the event the brokerage firm where the Partnership maintains its accounts becomes insolvent or amounts in the Partnership’s accounts are lost or go missing due to fraud or otherwise, the Partnership may lose some or all of such excess over SIPC-insured amounts to the extent that the Partnership’s accounts are not invested in FDIC-insured certificates of deposit.  At September 30, 2011, the amount of account balances not invested in FDIC-insured certificates of deposit in excess of SIPC-insured amounts was $704,699.

f.
Cash and cash equivalents – For purposes of the statements of cash flows, the Partnership considers cash and cash equivalents as cash on hand, cash deposited in financial institutions (other than certificates of deposit), money market accounts, and U.S. Treasury securities with maturities of less than 91 days at the date of purchase.  Cash equivalents are stated at cost, which approximates market value.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

g.
Short-term investments – Short-term investments as of September 30, 2011 and December 31, 2010 consist of certificates of deposit issued by various financial institutions.  These certificates of deposit have been designated as held to maturity and are reported at their cost, which is not materially different from their fair market value.

h.
Impairment of long-lived assets - The Partnership’s long-lived assets, primarily real estate held for sale, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable.  The Partnership obtains an appraisal of the Property periodically (typically, every two years).  The most recent appraisal was dated as of December 31, 2009, and the Partnership expects that the next appraisal will be dated as of December 31, 2011.  Management evaluates the carrying value of the Property based on the latest appraisal at the time the appraisal is received and periodically thereafter.  Based upon Management’s latest evaluation, the Partnership does not expect to reduce the carrying value of the Property in the near future.

The Partnership applies a valuation allowance to land if such land is unsuitable for the installation of an individual septic system as determined by testing conducted by the local health department or, in the absence of such testing, as determined by the Partnership based upon topography.  Land that the Partnership believes to be suitable for the installation of an individual septic system based upon topography may, by subsequent testing, be determined to be unsuitable.  More typically, land that the Partnership believes to be unsuitable for septic based upon topography may, by subsequent testing, be determined to be suitable.  The valuation allowance is allocated among the land held for sale only following each periodic appraisal, while the determination of a particular lot or parcel of land as being suitable or unsuitable for septic may be made at any time prior to the sale of such land.  Since the direct cost of land sold is net of the applicable valuation allowance, the direct cost of a lot or parcel of land that the Partnership believes to be suitable for septic that, on the basis of testing, is subsequently determined to be unsuitable may, therefore, exceed the sales price of such land, in which case the Partnership would realize a loss on the sale of such land.  To the best of management’s knowledge, the Partnership has never realized such a loss due to the unsuitability of land for septic, and if such a loss or losses were to occur, management believes that the aggregate amount of such losses would not materially affect the Partnership’s financial condition or results from operations.

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

j.
Recent accounting pronouncements – In May 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  Effective for periods beginning after December 15, 2011, ASU No. 2011-04 clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures.  ASU No. 2011-04 will apply only to the Partnership’s disclosures, if any, related to the fair value of assets and liabilities and is not expected to have a significant impact on the Partnership’s footnote disclosures.

In August 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350), which  is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Under the amendments in ASU No. 2011-08, an entity, through an assessment of qualitative factors, in connection with the two-step goodwill impairment test, is required to calculate and disclose the estimated fair value of a reporting unit if the entity determines that it is more likely than not that its fair value is less than its carrying amount.  ASU No. 2011-08 is not expected to have a significant impact on the Partnership’s footnote disclosures.

All other new and recently issued, but not yet effective, accounting pronouncements have been deemed to be not relevant to the Partnership and therefore are not expected to have any impact once adopted.

3.	Commitments and Contingent Liabilities

Dam Repairs

The Partnership is responsible for the maintenance and repair of one of the dams within the City.  Since 2001, the Partnership has spent approximately $185,000 to repair and maintain the dam.  The Partnership intends to deed the dam to the City, but the City will require additional repairs before accepting ownership.  Further, the Partnership believes that damage to the dam, such as could occur during a hurricane or a flood, before the transfer of title could result in significant repair costs in addition to those required by the City.  The Partnership has made no provision in the financial statements related to this contingent liability.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Commitment for Municipal Water Service

The City began to phase in municipal water service, including to certain portions of the Property, in 2004.  The most recent expansion of the water system was completed in January 2011.  The Partnership’s total assessment for that expansion was $49,500 based upon a formula that allowed adjoining lots to be aggregated into a group and counted as one lot for assessment purposes.  The Partnership paid the $49,500 assessment in 2009 and capitalized that expenditure by increasing the cost basis of the land affected.  Should the Partnership sell some, but not all, of the lots that were aggregated into a group, an additional assessment may have to be paid by the Partnership with respect to such lots at the time the sale of such lots is closed.  The Partnership has made no provision in the financial statements related to this contingent liability.

Most of the Property still lacks municipal water service.  In the event of future expansion of the water distribution system, a significant portion of the cost of that expansion to any portion of the Property must be borne by the Partnership or by subsequent purchasers of the affected land.  The Partnership has made no provision in the financial statements for future assessments related to any additional expansion of the municipal water system to the Property.

In November 2011, the Partnership learned that the City intends to refund the cash surplus in the municipal water assessment fund to property owners, such as the Partnership, who have previously paid water assessments, and that the total amount of refunds to property owners may be as much as $1,200,000.  The refunds are subject to final determination by the City’s auditor and could be mailed as early as February or March 2012.  The Partnership cannot estimate the amount, if any, of the refund it will receive, and has made no provision in the financial statements related to this potential refund.

Commitment for Municipal Sewer Service

The City lacks municipal sewer service.  In May 2010, the City transferred ownership of the municipal water system to Brunswick County in exchange for the County’s construction of a wastewater collection system within a portion of the City.  A significant portion of the costs of the sewer system must be borne by property owners who will benefit from the sewer system.  The County’s plans for the first phase of municipal sewer service involve sewer lines for the commercial area that runs along a stretch of State Road 87, the main road into and out of the City.  The Partnership owns approximately 219 acres of land zoned or intended for commercial use and most of that land fronts on State Road 87.  In August 2011, the Partnership learned that the County is pursuing detailed cost and financing analyses of two plans:

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

•	installing sewer lines along all of State Road 87 that lies within the City, with a total preliminary cost estimate of approximately $3.4 million, and

•	installing sewer lines along most but not all of State Road 87 that lies within the City, with a total preliminary cost estimate of approximately $1.5 million.

The County has not yet determined which of the two plans will be undertaken, nor has the County determined what method will be used to allocate the cost of the sewer lines to the property owners, including but not limited to the Partnership, who will benefit from the sewer lines.  Depending upon the final construction cost, the financing structure used by the County to fund the sewer lines, and the method used to allocate the cost to property owners, the Partnership may face total assessments for the sewer lines ranging from $184,000 to $750,000 if the shorter sewer line plan is adopted and from $1 million to $1.9 million if the longer sewer line plan is adopted.  The Partnership believes that the sewer lines should be completed by the end of 2013, though there can be no assurance that construction will be commenced or completed as or when planned, that the actual cost will not differ significantly from what is currently contemplated, or that assessments of the property owners, including but not limited to the Partnership, whose land will stand to benefit from the sewer lines will not differ significantly from current estimates.  If the Partnership were to sell any land intended to benefit from sewer lines prior to the Partnership being assessed, of which there can be no assurance, the selling price of that land would likely be reduced by the anticipated amount of such assessment.  At this time, the Partnership cannot estimate the amount of any such assessments that the Partnership might face, nor can it predict when such assessments will be due.  Accordingly, the Partnership has made no provision in the financial statements related to this contingent liability.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Environmental Matters

The Partnership is subject to various federal, state, and local laws, ordinances, and regulations regarding environmental matters.  The Partnership may be required to investigate and clean up hazardous or toxic substances or petroleum product releases on land currently or formerly owned by it, and may be liable to a governmental entity or to third parties for property damage and the cost of investigation, removal, and decontamination incurred by such parties.  The penalty may be imposed whether or not the Partnership was aware of, or responsible for, the hazardous or toxic substances, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility.  The cost of investigation, removal, and decontamination of substances could be substantial.  If such substances are found on the Property, or there is a failure to properly remove or decontaminate the affected land, the affected land and, possibly, nearby land could be difficult to sell, rent, or develop.  Some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with such contamination.  Also, the Partnership may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.  As of the date of this report, the Partnership is not aware of any environmental matters that would have a material effect on the financial statements and, accordingly, the Partnership has accrued no liabilities in these financial statements.  However, it is at least reasonably possible that such matters may exist at the date of this report, and the effect on the Partnership and these financial statements could be substantial.  The Partnership has made no provision in the financial statements related to this contingent liability.

Endangered / Protected Species

Some sections of the City, including but not limited to portions of the Property, and the surrounding area are known or believed to be the habitat of various species of flora and fauna which have been identified as endangered or protected species.  Development of the Property is subject to various laws and regulations intended to limit disturbance of endangered and protected species.

The Red-cockaded Woodpecker (Picoides borealis) is one endangered species known to inhabit portions of the Property and the surrounding area.  During 2006, the U.S. Fish and Wildlife Service (“Fish and Wildlife”) undertook certain initiatives to preserve the habitat of the endangered woodpecker.  Subsequently, the City and Fish and Wildlife determined the location of known or suspected nesting or foraging areas, and the City limits the issuance of building permits within such areas.  The Partnership believes that not more than approximately 200 acres, or approximately 24%, of the Property may be affected by restrictions on building relating to the Red-cockaded Woodpecker, although the amount of the Partnership’s land affected could increase under certain circumstances.  Management believes that the Partnership’s land sales will continue to be adversely affected by these restrictions until the City has developed and implemented a conservation plan to protect the habitat of the Red-cockaded Woodpecker or until other means of addressing the concerns of Fish and Wildlife can be implemented.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The Partnership has not made any representations or warranties to buyers of land as to the restrictions, if any, that may be imposed due to the Red-cockaded Woodpecker, to any other endangered or protected species, or to protected or endangered species generally.  Nevertheless, it is reasonably possible that one or more such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the presence of protected or endangered species on or near the land or to restrictions on issuing building permits designed to preserve the habitat of protected or endangered species, preventing such buyer from utilizing the land in the manner intended.  If any litigation is instituted seeking compensation or rescission due to endangered and protected species, the Partnership believes that it would prevail, although no such assurances can be given, but the cost of defending such litigation could be substantial.  As of the date of this report, there is no pending litigation, and the Partnership is not aware of any potential claims or actions relating to these matters.  The Partnership has made no provision in the financial statements related to this contingent liability.

Water Level of Lakes

Many of the lakes in the City have one or more dams to retain water.  The Partnership believes that the lakes are recreational and scenic attractions to potential buyers of land within the Property.  The Partnership’s ability to sell land at its asking prices would be adversely affected if the water level in the lakes were to be substantially below normal for any length of time.  Due to drought or near drought conditions for much of 2007, nearly all the lakes in the City, including Boiling Spring Lake, the City’s largest lake, had a water level substantially below normal.  As a result of these conditions, sinkholes developed in the bed of Boiling Spring Lake.  Remedial measures taken by the City solved the issue of the sinkholes; however, the lack of normal rainfall prevented the water level in the lakes, including Boiling Spring Lake, from returning to approximately normal levels for some time after the remedial measures were taken.  The water level in most of the lakes, including Boiling Spring Lake, has since returned to approximately normal.  Low water levels in the lakes could occur again in the future due to protracted drought conditions, damage to one or more dams, or intentional lowering of the water level to enable work to be performed on one or more dams.  The City has preliminary plans to construct a new spillway for the dam retaining Boiling Spring Lake.  The work is tentatively scheduled for 2014 or 2015 but may occur earlier.  Should that work take place, which is not assured, the water level in that lake may be intentionally lowered during the construction period, and it is possible that, once the construction is completed, lack of rainfall may cause the water level in Boiling Spring Lake to remain lower than normal for a protracted period of time.  The Partnership has not made any representations or warranties to buyers of land as to the water level in the lakes or in any particular lake.  Nevertheless, it is reasonably possible that one or more of such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the water level in one or more of the lakes being substantially below normal for a protracted period of time.  If any litigation is instituted seeking compensation or rescission, the Partnership believes that it would prevail, although no such assurances can be given, but the cost of defending such litigation could be substantial.  As of the date of this report, there is no pending litigation, and the Partnership is not aware of any potential claims or actions relating to these matters.  The Partnership has made no provision in the financial statements related to this contingent liability.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Building and Maintaining Roads

The Partnership is responsible for maintaining certain roads, most of which are unpaved, and certain road rights-of-way within the City.  The Partnership no longer owns any land on some of these roads. The Partnership may complete some or all of the roads, but there is no contractual obligation to do so.  The Partnership has not set aside any money or entered into any bond, escrow, or trust agreement to assure completion of the roads.  It may be difficult or impossible for the Partnership to sell lots it owns on uncompleted roads.  The City will not assume any road that is not paved with asphalt, and the City need not assume any paved road.  Accordingly, unless and until the Partnership completes a road and has it paved with asphalt, and the road has been assumed by the City, the Partnership will be responsible for maintaining such road and the right-of-way, whether or not the Partnership still owns land on such road.  Since 2001, the Partnership has spent approximately $193,000 for rocking and paving roads.  The failure by the Partnership to provide proper maintenance of the roads and rights-of-way which have not been assumed by the City may subject the Partnership to risk of litigation from persons adversely affected by such failure.  If such litigation were to be initiated, the Partnership believes that it would prevail, but that the cost of defending the case could be substantial, and should the Partnership not prevail, the cost of building any such road could be substantial.  The Partnership has made no provision in the financial statements related to this contingent liability.

4.	Related Party Transactions

The General Partner is entitled to receive from the Partnership a general partner’s fee.  The amount of the general partner’s fee for the three months and nine months ended September 30, 2011 was $40,000 and $120,000, respectively.  The amount of the general partner’s fee for the three months and nine months ended September 30, 2010 was $40,000 and $120,000, respectively.  At September 30, 2011, the Partnership accrued $40,000 for general partner’s fees due but not yet paid.

The Partnership pays rent to an affiliate of the General Partner for office space located at 55 Brookville Road, Glen Head, New York.  The amount of rent for the three months and nine months ended September 30, 2011 was $4,750 and $14,250, respectively.  The amount of rent for the three months and nine months ended September 30, 2010 was $4,750 and $14,250, respectively.  At September 30, 2011, the Partnership accrued $4,750 for rent due but not yet paid.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The Partnership reimburses the General Partner and its president for out-of-pocket expenses incurred by them on behalf of the Partnership.  The amount of out-of-pocket expenses subject to reimbursement incurred and paid for the three months and nine months ended September 30, 2011 was $0 and $207, respectively.  No out-of-pocket expenses subject to reimbursement were incurred for the three months and nine months ended September 30, 2010.

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

REEVES TELECOM LIMITED PARTNERSHIP

Local Real Estate Market Conditions

We believe that local financial institutions have maintained tight credit requirements, due, in part, to concerns that the prices of residential and commercial real estate may continue to decline during the balance of 2011, into 2012 and, perhaps, even into 2013.  We believe that these restrictive lending practices by area banks have contributed, in part, to a sluggish local real estate market.

The market for undeveloped land within the City has continued to be adversely affected by efforts, commenced in April 2006, by Fish and Wildlife to protect the habitat of the endangered Red-cockaded Woodpecker (Picoides borealis).  We believe that certain restrictions that went into effect in 2006 on building in the City within proximity to known or suspected nesting or foraging areas of the Red-cockaded Woodpecker have had the effect of reducing our real estate sales since 2006, and will likely have the effect of reducing our real estate sales in the future from what might otherwise have been realized in the absence of such restrictions.  In 2007, we began a program to study tree density in known foraging areas to determine the potential for coexistence where sufficient tree density exists, that is, where houses can be built on land now owned by us while retaining a sufficiently vibrant foraging area for the woodpeckers.  Work on this program was paused during 2010 while we reviewed the progress and the program costs, and we may resume the program in 2011 or 2012.  We believe that this program may reduce the amount of the Property that is subject to restrictions on development because of the Red-cockaded Woodpecker, although there can be no assurance that any such reduction will occur or, if it occurs, that such reduction will have a material affect on our business.

Residential

There are many indications that economic activity in the United States has slowed during the first nine months of 2011.  The real estate market in Brunswick County has been, at best, sluggish and uneven, as evidenced by the following data from the North Carolina Association of Realtors for the Brunswick County Multiple Listing Service region (which region includes, in North Carolina, all of Bladen, Brunswick, and Columbus Counties and a portion of New Hanover County, and, in South Carolina, a portion of Horry County):

•
Existing home sales: The number of home sales for the twelve months ended September 30, 2011 was 1% less than for the twelve months ended September 30, 2010, and 12% less than for the twelve months ended September 30, 2009.  The number of home sales for the three months ended September 30, 2011 was the greatest for any quarter in 2010 or 2011, yet was 29% less than for the three months ended September 30, 2009.

REEVES TELECOM LIMITED PARTNERSHIP

•
While the average sales price of existing homes for the twelve months ended September 30, 2011 was basically unchanged from the twelve months ended September 30, 2010 and September 30, 2009, they are down significantly from the 2007 and 2008 levels.  The average for the three months ended September 30, 2011 was the lowest for any three-month period since the beginning of 2007.

The Brunswick County Association of Realtors reports that, for the ZIP code that includes the City (and also Southport and the upscale beachfront community of Bald Head Island), for the three months ended June 30, 2011, the latest data available, houses sold were on the market for an average of 224 days.  While that represents an improvement over the first quarter of 2011, when the average was 278 days, and over the fourth quarter of 2010, when the average was 290 days, the average number of days is about the same as for the second quarter of each of 2010, 2009, and 2008.

It is unclear at this time when the real estate market in Brunswick County and, more particularly, for our land will see any significant improvement.  The local real estate market continues to see short sales, that is, sales of houses at prices less than the amount of debt on the property, as well as foreclosures, both of which have the effect of increasing the supply of homes for sale and thereby reducing the selling prices of such homes.  Until the market for existing homes improves significantly, the market for buildable lots, such as those we sell, will continue to be sluggish, at best.  During 2010, we dropped our asking price on most residential lots by 40% to come into line with the prices asked by other sellers of lots in the City and the surrounding area.  In February 2011, we dropped our asking prices further, for a total reduction in our asking prices of 60%.  There remains a large inventory of lots available for sale in the City and the surrounding area, and relatively few transactions are being completed.  Notwithstanding the recent temporary reductions in our asking prices and our continuing efforts to market our land, we expect to see no significant improvement in real estate sales until the number of short sales and foreclosures in the local market moderates, economic conditions improve, and financial institutions loosen credit requirements.

Apart from general economic conditions, the real estate market in the City and the surrounding area continues to be adversely affected by efforts, beginning in April 2006, by Fish and Wildlife to protect the habitat of the endangered Red-cockaded Woodpecker.  We believe that certain restrictions that went into effect in 2006 on building in the City within proximity to known or suspected nesting or foraging areas of the Red-cockaded Woodpecker have contributed to our lack of, or very limited, real estate sales in recent years by limiting new construction in the City, and will continue to have such effect.

REEVES TELECOM LIMITED PARTNERSHIP

Commercial

Historically, our sales of commercial land have been sporadic, and we have not sold any commercial land since the second quarter of 2007.  Commercial development in the City has largely been concentrated along a stretch of State Road 87, the main road into and out of the City.  The local commercial real estate market has traditionally not been very strong, due to the City’s relatively small population, the lack of sewer service, and the availability of shopping and services in nearby towns, especially Southport, and large regional shopping centers in and close to Wilmington.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

■   Revenue

Property Sales

Revenue from property sales was $23,811 for the three months ended September 30, 2011, compared to no revenue for the three months ended September 30, 2010.  We sold 3 individual undeveloped lots during the three months ended September 30, 2011, compared to no property sold during the three months ended September 30, 2010.

While revenue from property sales for the third quarter of 2011 was higher than for any quarter but one since the second quarter of 2007, we believe that it is too early to discern any trend in our property sales.  See also the discussion of the results of operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The matters described under “Local Real Estate Market Conditions” above are expected to continue to have an adverse effect on property sales.

Interest Income

Interest income was $1,899 for the three months ended September 30, 2011, compared to $4,016 for the three months ended September 30, 2010.  We attribute the 53% decrease principally to a decrease in the average amount we had invested in interest-bearing securities during the three months ended September 30, 2011 compared to the same period of 2010, and, to a lesser extent, to lower interest rates earned on certificates of deposit during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  The lower amount invested reflects our lack of significant revenues from property sales during 2011 and our consequent need to use cash received at maturity of some of our investments to pay our operating expenses.  The decrease in interest rates reflects efforts by the U.S. Federal Reserve System to stimulate the U.S. economy through lower interest rates.

REEVES TELECOM LIMITED PARTNERSHIP

■   Direct Costs of Property Sold

Direct cost of property sold was $708 for the three months ended September 30, 2011, compared to no direct cost of property sold for the three months ended September 30, 2010, when we had no property sales.

■   Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2011 approximated those for the same period of 2010.

■   Depreciation

Depreciation was $887 for the three months ended September 30, 2011, compared to $946 for the three months ended September 30, 2010.  The 6% decrease is due to the fact that some of our depreciable assets became fully depreciated during 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

■   Revenue

Property Sales

Revenue from property sales was $66,678 for the nine months ended September 30, 2011, compared to no revenue for the nine months ended September 30, 2010.  We sold 10 individual undeveloped lots during the nine months ended September 30, 2011, compared to no property sold during the nine months ended September 30, 2010.

While revenue from property sales and the number of properties sold in the first nine months of 2011 are greater than for any comparable period since the beginning of 2007, we believe that it is too early to discern any trend in our property sales.  The matters described under “Local Real Estate Market Conditions” above are expected to continue to have an adverse effect on property sales.

REEVES TELECOM LIMITED PARTNERSHIP

Interest Income

Interest income was $4,243 for the nine months ended September 30, 2011, compared to $11,255 for the nine months ended September 30, 2010.  We attribute the 62% decrease principally to a decrease in the average amount we had invested in interest-bearing securities during the nine months ended September 30, 2011 compared to the same period of 2010, and, to a lesser extent, to lower interest rates earned on certificates of deposit during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The lower amount invested reflects our lack of significant revenues from property sales during 2011 and our consequent need to use cash received at maturity of some of our investments to pay our operating expenses.  The decrease in interest rates reflects efforts by the U.S. Federal Reserve System to stimulate the U.S. economy through lower interest rates.

■   Direct Costs of Property Sold

Direct cost of property sold was $2,752 for the nine months ended September 30, 2011, compared to no direct cost of property sold for the nine months ended September 30, 2010, when we had no property sales.

■   Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2011 were 3% lower than for the same period of 2010.  The decrease is due principally to changes in the following components of selling, general and administrative expenses:

Accounting Fees and Expenses

Accounting fees and expenses for the nine months ended September 30, 2011 were $24,027, compared to $30,514 for the nine months ended September 30, 2010.  The 21% decrease is attributable primarily to the fact that our estimate of accounting fees and expenses relating to the audit and preparation of tax returns for 2010 and, therefore, the aggregate amount that we had accrued for accounting fees and expenses at December 31, 2010, was more than the amount that was ultimately paid during the nine months ended September 30, 2011.  The difference between the aggregate amount accrued at December 31, 2010 and the amount actually paid during 2011 had the effect of reducing accounting fees and expenses for the nine months ended September 30, 2011 below the amount of accounting fees and expenses for the same period ended September 30, 2010.

Legal Fees and Filing-Related Costs

During the nine months ended September 30, 2011, we incurred non-recurring legal fees and other costs totaling $2,679 relating to a Form 8-K and a Form 8-K Amendment that we filed with the SEC in January 2011 regarding a change in our auditors.  During the nine months ended September 30, 2010, we incurred non-recurring legal fees and other costs totaling $8,150 relating to a Form 8-K and a Form 8-K Amendment that we filed with the SEC in January 2010, also relating to a change in our auditors.

REEVES TELECOM LIMITED PARTNERSHIP

Miscellaneous Expenses

Miscellaneous expenses were $5,551 for the nine months ended September 30, 2011, compared to $7,834 for the nine months ended September 30, 2010.  Substantially all of the decrease is due to expenses incurred in connection with the periodic appraisal of our real estate assets that we obtained during the first quarter of 2010.  We did not incur similar expenses during 2011.

■   Depreciation

Depreciation was $2,662 for the nine months ended September 30, 2011, compared to $2,891 for the nine months ended September 30, 2010.  The 8% decrease is due to the fact that some of our depreciable assets became fully depreciated during 2010.

Liquidity and Capital Resources

■   General

At September 30, 2011, we had $1,788,892 in cash and $241,000 in short-term investments consisting of certificates of deposit having a maturity of less than one year.  There was no long-term debt.  Accounts payable and accrued expenses, including accrued expenses owed to affiliates, as of such date were $180,455.

We require cash primarily for the payment of operating expenses and overhead, and capital expenditures incurred with respect to the property we own, principally the following.

•
Roads:  Much of the Property is accessible only by roads that are incomplete, that are unpaved or lack a rocked surface, or that require repairs.  Management believes it unlikely that we will be able to sell such land at current asking prices unless incomplete roads are completed, the roads that are now unpaved or that lack a rocked surface are rocked, and the roads in need of repairs are repaired.   In addition, we believe that we can achieve higher sales prices for many of our lots by paving certain roads with asphalt.  Further, we are responsible for maintaining certain unpaved roads even though we no longer own any land on such roads, and the City will not assume those roads unless they are paved with asphalt.  The cost of such road improvements, if and when we decide to make such improvements, could be substantial.

REEVES TELECOM LIMITED PARTNERSHIP

•
Water and sewer:   We may have to bear assessments relating to the installation of water and sewer lines to the Property.  In 2009, we paid assessments totaling $49,500 relating to an expansion of the municipal water system.  In 2010, we paid no assessments.  We may incur assessments, payable in 2013 or 2014, relating to the installation of sewer lines by Brunswick County.  Based upon preliminary cost estimates of the first phase of the sewer lines, we may face sewer assessments of between $184,000 and $1.9 million, depending upon, among other critical factors, the length of the sewer lines actually installed, the manner in which the County structures the financing of the sewer lines, and the method adopted by the County to determine the amount that property owners whose land will stand to benefit from the sewer system are to be assessed.

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

■   Cash Flows from Operating Activities

Operating activities used $311,714 of net cash during the nine months ended September 30, 2011, compared to $414,876 of net cash used during the same period of 2010.  We attribute the change primarily to a lower net loss for the first nine months of 2011 than for the same period of 2010 and, to a lesser extent, to a lower amount of payments of accrued expenses during the first nine months of 2011 than during the same period of 2010.

■   Cash Flows from Investing Activities

Investing activities provided $1,641,650 of net cash during the first nine months of 2011, compared to $1,166,095 of net cash used for investing activities during the same period of 2010.  The change is due principally to the facts that more of our investments matured during the nine months of 2011 than in the same period of 2010, and that during 2011 we have not reinvested proceeds received upon maturity of certificates of deposit to maintain more liquidity.

REEVES TELECOM LIMITED PARTNERSHIP

■   Long-term Debt

We had no long-term debt outstanding during the nine months ended September 30, 2011 or the same period of 2010.

Off Balance Sheet Arrangements

We do not utilize off balance sheet arrangements, and there were none during the first nine months of 2011 or 2010.

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

We also have exposure to market risk for changes in interest rates due primarily to the following:

•
Cash:  The portion of our cash that is deposited in money market accounts at local financial institutions bears interest at a variable rate.  If interest rates were to increase, we would earn more interest income on such cash balances.  If interest rates were to decrease, we would earn less interest income on such cash balances.  For the third quarter of 2011, our average cash balance invested in money market accounts, calculated as the average of the balances on the first and last days of the quarter, was $1,013,748.  At September 30, 2011, we had cash of $1,455,306 held in interest-bearing money market accounts.

REEVES TELECOM LIMITED PARTNERSHIP

•
Certificates of deposit:  We invest a portion of our cash in certificates of deposit having a maturity of less than one year because we are able to earn a higher rate of interest on cash invested in certificates of deposit than on cash held in a money market account bearing interest at a variable rate.  All of such securities are classified as securities held to maturity; hence, we bear substantially no risk of loss due to a change in the market value of any certificate of deposit we own resulting from a change in interest rates prior to maturity of such certificate of deposit.  If interest rates were to increase, upon sale or maturity of the certificates of deposit currently held, we would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the certificates of deposit then purchased.   If interest rates were to decrease, upon sale or maturity of the certificates of deposit currently held, we would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the certificates of deposit then purchased.   For the third quarter of 2011, the average amount invested in certificates of deposit, calculated as the average of the balances on the first and last days of the quarter, was $681,000.  At September 30, 2011, we held $241,000 in certificates of deposit having a maturity at the time of purchase of less than one year.

Had the average level of annual interest rates earned on our cash balances and certificates of deposit during the three months ended September 30, 2011 been higher or lower by 100 basis points or one percent (1%), our net income would have been approximately $4,237 more and $1,703 less, respectively.  The foregoing estimate of the change in net income is based upon the average of the balances of cash and certificates of deposit on the first and last days of the quarter as described in the preceding two paragraphs, and assumes that the interest rate on any cash balance or certificate of deposit bearing an interest rate of one percent (1%) or less would be reduced to 0%.

We had no interest-bearing debt outstanding during the third quarter of 2011.

We do not enter into derivative contracts for our own account to hedge against the risk of changes in interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Mr. Davis P. Stowell, the president of our General Partner, carries out the functions of our principal executive officer and principal financial officer, and, accordingly, he is deemed to be our “management” for the purpose of evaluating our disclosure controls and procedures and the effectiveness thereof.  Mr. Stowell has, as of the end of the period covered by this Quarterly Report on Form 10-Q, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, Mr. Stowell has concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

REEVES TELECOM LIMITED PARTNERSHIP

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that occurred during the third fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

31	Rule 13a-14(a)/15d-14(a) Certification.*
32	Section 1350 Certification.*
101.INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section.

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

Date: November 14, 2011