Form 10-K
period 2011-12-31
REEVES TELECOM LTD PARTNERSHIP
filed 2012-03-30
CIK 314741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Yes ☐ No ☒

The aggregate market value of the registrant’s limited partnership units held by non-affiliates computed by reference to the price at which the limited partnership units were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $481,058.

On March 19, 2012, registrant had outstanding 1,811,062 partnership units.

The following documents are incorporated by reference into this Annual Report on Form 10-K:

NONE.

[THIS PAGE LEFT BLANK INTENTIONALLY]

PART I

Special Note on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Annual Report on Form 10-K may not occur. Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies. Any such forward-looking statements are based upon current expectations, estimates and projections of management. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in those laws and include this statement for purposes of complying with these safe harbor provisions. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, achievements, or events, and may contain forward-looking words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “should,” “strategies,” “will,” “will be,” “will continue,” “will likely result,” and similar terms and their negatives that convey uncertainty of future events or outcomes. These statements represent our (including the General Partner’s) beliefs, expectations, intentions, and plans, and, as such, are not guarantees of future outcomes or future performance, and are subject to risks and uncertainties that are beyond our control and could cause our actual results to differ materially from those reflected in the forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding economic conditions; interest rates; real estate market conditions; competition in the real estate market; government regulation of the real estate industry (including but not limited to environmental matters, and endangered and protected species); taxes; terms, conditions, and availability of financing to us or others; terms, conditions, and availability of insurance to us or others; occurrence and/or effects of hurricanes and other natural disasters, and related costs; rules and regulations relating to governance or taxation of limited partnerships; accounting principles, interpretations, and practices; our business and sales strategies, plans and programs; restrictions on development related to endangered species (including but not limited to the Red-cockaded Woodpecker); installation of water and sewer systems in Boiling Spring Lakes and related costs and assessments; unimproved roads, road improvements, dam repairs and related costs; our liquidity and capital resources (including but not limited to potential financing); our capital expenditures and projects (including but not limited to road improvements); and our potential legal exposure (including but not limited with respect to environmental matters, buyers of our property, and third parties). We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks, and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, the risks and uncertainties discussed in “Item 1A. Risk Factors,” of this Annual Report on Form 10-K, as well as other risks and uncertainties discussed in our other reports filed with the Securities and Exchange Commission (“SEC”). Copies of these filings are available at the SEC’s Internet website at http: //www.sec.gov.

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

Item 1. Business

As used herein, the terms “we”, “us” and “our” refer to Reeves Telecom Limited Partnership, a South Carolina limited partnership, and the terms “our general partner” and “General Partner” refer to Grace Property Management, Inc., a Delaware corporation, and/or its successors or additional general partners, as the context requires.

General

We are a South Carolina limited partnership that is engaged in owning, developing, selling, leasing, or otherwise dealing in real estate in North Carolina. Our principal asset is our undeveloped land in Boiling Spring Lakes, comprising approximately 816 acres. As of December 31, 2011, we owned the following undeveloped land:

•	Approximately 354 acres, divided into 1,073 platted individual lots, both recorded and unrecorded, intended for residential use.

•	Approximately 244 acres intended for residential use.

•	Approximately 219 acres intended for commercial use.

Our business is primarily the sale of the individual lots, concentrating on those lots situated on existing paved roads and rocked roads. From time to time, we may add to our inventory of individual lots situated on paved roads and rocked roads by paving or rocking roads that are currently unpaved or not rocked.

Background; Development of Business

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

See our audited financial statements and the summary information set forth in Table 6, “Selected Income Statement Data,” and Table 7, “Selected Balance Sheet Data,” for financial information on our business.

Description of Business

■ Real Estate Sales

Boiling Spring Lakes began in 1962 as a 14,000-acre development. Most of the land has been sold and that which remains lies within the City of Boiling Spring Lakes, in Brunswick County, North Carolina. Revenue from real estate sales and the type of property sold for each of the last five fiscal years ended December 31, 2011 are shown on Table 1, below.

TABLE 1: REVENUE FROM REAL ESTATE SALES

AND TYPE OF PROPERTY SOLD

	Year Ended December 31,
	2011	2010	2009	2008	2007
Revenue
Individual lots:
Unimproved	$66,678	$—	$17,904	$—	$449,890
Improved	—	—	—	—	—
Commercial land	—	—	—	—	29,940
Other land	—	—	—	—	19,925
Total revenue	$66,678	$—	$17,904	$—	$499,755
Type of Property Sold
Individual lots:
Unimproved	10	0	1	0	14
Improved	0	0	0	0	0
Commercial land (acres)	0.00	0.00	0.00	0.00	0.13
Other land (acres)	0.00	0.00	0.00	0.00	1.42

As used in Table 1 and throughout this Annual Report on Form 10-K, the following terms have the definitions indicated, unless the context requires otherwise:

“commercial land”:	Land zoned or otherwise intended by us for commercial use.

“improved individual lot”:	An individual lot on which the construction of a house has been started, even if at the time of sale construction of the house was not completed.

“individual lot”:	A platted residential lot (a platted residential lot owned by us typically comprises approximately 1/3-acre, although some lots are less than 1/4-acre and some comprise up to 5 acres).

“other land”:	All land, other than commercial land, that has not been platted into individual lots.

“unimproved individual lot”:	An individual lot on which construction of a house has not yet been started.

The City of Boiling Spring Lakes at present has no central sewer system. As a result, homes and most commercial buildings within the development use septic tanks.

Since the 1970’s, health standards in Brunswick County have become increasingly stringent regarding septic tanks and on-site sewage disposal. We estimate that 70% to 75% of all of the property in Boiling Spring Lakes that would have complied with applicable regulations in the 1970’s does not meet present health standards. Of our current land holdings, we estimate that 87% of our individual lots and 38% of our total land do not meet present health standards. This has had a detrimental effect on our real estate operations by substantially reducing the number of our individual lots, the amount of our commercial land, and the amount of our other land on which an on-site septic system may be installed. In limited cases, the problem can be cured by the use of drains, or by the scraping away of hard pan and adding fill dirt. In most cases, however, the only solution to the inability to install an on-site septic system on a specific parcel of land, whether residential or commercial, is to install a multi-user septic system, or a sewer system, to which a house or commercial building built on that specific parcel may be connected.

In May 2010, the City of Boiling Spring Lakes transferred ownership of the municipal water system to Brunswick County in exchange for the County’s construction of a wastewater collection system within a portion of Boiling Spring Lakes and an associated sewer treatment and transmission system. Brunswick County’s plans for the first phase of municipal sewer service involve sewer lines for the business district that runs along a stretch of State Road 87, the main road into and out of the development. The Partnership believes that the first phase will be started in 2012 and be completed by the end of 2014.

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

See “Item 1A. Risk Factors – Most of our real estate lacks municipal water service” and “Item 1A. Risk Factors – Most of our real estate lacks public sewer service.”

■ Other Revenue

In addition to income from real estate sales, we generate revenue from other sources. The amount of revenue from sources other than real estate sales during the last five fiscal years ended December 31, 2011 is shown on Table 2, below.

TABLE 2: REVENUE FROM SOURCES OTHER THAN REAL ESTATE SALES

	Year Ended December 31,
	2011	2010	2009	2008	2007

Interest income	$4,516	$14,923	$33,270	$96,047	$181,790
Other revenue [a]
Timber and straw sales	150	—	—	—	—
Miscellaneous income	1,433	2,673	97	25,764	4,234
Total other revenue	1,583	2,673	97	25,764	4,234
Total interest income and other revenue	$6,099	$17,596	$33,367	$121,811	$186,024

Notes:

[a]	Reported under “Revenues” on the Statements of Operations.

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

■ Competition

Our potential customers include local residents as well as retirees and others looking to relocate to or near the stretch of beachfront communities known as the “Grand Strand.” The Grand Strand runs from Cape Fear, North Carolina to Georgetown, South Carolina and encompasses Myrtle Beach, Carolina Beach, Kure Beach, and Wrightsville Beach, among other beachfront communities. The real estate market within that region is extremely competitive. We compete against other real estate developers, real estate brokers, property owners acting without brokers, and others. We believe that other real estate developers have bought some of our land in past years and that other developers may buy land from us in the future, and that such developers may compete with us for land sales or sale of improved property within the City of Boiling Spring Lakes.

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

Some real estate developers in Brunswick County provide some form of seller financing to buyers. The terms of such financing may be more favorable to buyers than are generally available from financial institutions. We typically sell our property for cash, and buyers who require financing to complete their purchase typically obtain financing from financial institutions. On occasion, we fail to complete the sale of a property due to the inability of the potential buyer to obtain financing. We may decide to offer seller financing in the future on a limited basis.

We believe that we can compete effectively against other real estate developers, many of whom are believed to have substantially greater resources than we have, and other sellers of real estate principally on the basis of price.

■ Recent Real Estate Market Conditions

We believe that local financial institutions have maintained tight credit requirements, due, in part, to concerns that the prices of residential and commercial real estate may continue to decline during 2012 and, perhaps, even into 2013. We believe that these restrictive lending practices by area banks have contributed, in part, to a sluggish local real estate market.

The market for undeveloped land within the City has continued to be adversely affected by efforts, commenced in April 2006, by the U.S. Fish and Wildlife Service (“Fish and Wildlife”) to protect the habitat of the endangered Red-cockaded Woodpecker (Picoides borealis). We believe that certain restrictions that went into effect in 2006 on building in the City, including our property, within proximity to known or suspected nesting or foraging areas of the Red-cockaded Woodpecker have had the effect of reducing our real estate sales since 2006, and will likely have the effect of reducing our real estate sales in the future from what might otherwise have been realized in the absence of such restrictions. In 2007, we began a program to study tree density in known foraging areas to determine the potential for coexistence where sufficient tree density exists, that is, where houses can be built on land now owned by us while retaining a sufficiently vibrant foraging area for the woodpeckers. Work on this program was paused during 2010 while we reviewed the progress and the program costs, and we may resume the program in 2012. We believe that this program may reduce the amount of the Property that is subject to restrictions on development because of the Red-cockaded Woodpecker, although there can be no assurance that any such reduction will occur or, if it occurs, that such reduction will have a material affect on our business.

Residential

During 2011, the real estate market in Brunswick County remained sluggish and uneven, as evidenced by the data in Table 3, below.

TABLE 3: EXISTING HOME SALES
BRUNSWICK COUNTY REGION MLS 2007 - 2011

Year Ended	Existing	Average
December 31,	Home Sales	Sales Price
2011	1,631	238,945
2010	1,520	245,394
2009	2,007	251,806
2008	1,786	264,287
2007	1,325	327,984

Source: North Carolina Association of Realtors, Inc.

The Brunswick County Region MLS includes all of Bladen, Brunswick, and Columbus Counties in North Carolina, and portions of New Hanover County, North Carolina, and Horry County, South Carolina.

As shown in Table 3, the number of existing home sales saw a slight improvement in 2011 over 2010, yet remained well below 2009 and 2008, while the average sales price of existing homes fell for the fourth straight year from 2007.

It is unclear at this time when the real estate market in Brunswick County and, more particularly, for our land will see any significant improvement. The local real estate market continues to see short sales, that is, sales of houses at prices less than the amount of debt on the property, as well as foreclosures, both of which have the effect of increasing the supply of homes for sale and thereby reducing the selling prices of such homes. Until the market for existing homes improves significantly, the market for buildable lots, such as those we sell, will continue to be sluggish, at best. During 2010, we reduced our asking price on most residential lots by 40% to come into line with the prices asked by other sellers of lots in the City and the surrounding area. In February 2011, we reduced our asking prices further, for a total reduction in our asking prices of 60%. There remains a large inventory of lots available for sale in the City and the surrounding area, and relatively few transactions are being completed. Notwithstanding the recent reductions in our asking prices and our continuing efforts to market our land, we expect to see no significant improvement in real estate sales until the number of short sales and foreclosures in the local market moderates, economic conditions improve, and financial institutions loosen credit requirements.

Apart from general economic conditions, the real estate market in the City and the surrounding area continues to be adversely affected by efforts, beginning in April 2006, by Fish and Wildlife to protect the habitat of the endangered Red-cockaded Woodpecker. We believe that certain restrictions that went into effect in 2006 on new construction in the City within proximity to known or suspected nesting or foraging areas of the Red-cockaded Woodpecker have contributed to our lack of, or very limited, real estate sales in recent years, and will continue to have such effect.

See “Item 1A. Risk Factors” below, for a discussion on numerous risk factors associated with our real estate business.

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

We are subject to the Interstate Land Sales Full Disclosure Act (“ILSA”), which governs the sale or lease of subdivided property through the use of interstate commerce. Pursuant to ILSA, we registered our property with the Office of Interstate Land Sales Registration of the U.S. Department of Housing and Urban Development. Should our registration be suspended or terminated for any reason, we would be restricted to selling not more than 12 lots during any 12 consecutive months until such time as the suspension is lifted or a new registration goes into effect. In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, the newly formed U.S. Consumer Financial Protection Bureau became the federal agency responsible for enforcing ILSA compliance effective as of July 21, 2011.

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

■ Liquid Assets and Reserves for Calculating Distributable Cash

As of December 31, 2011, we held $1,935,978 in cash. Accounts payable and accrued expenses, including accrued expenses owed to affiliates, as of such date totaled $246,708.

Our partnership agreement obligates the General Partner to distribute Distributable Cash (as such term is defined in the partnership agreement). Distributable Cash excludes, among other items, reserves established for working capital, contingent liabilities, taxes, debt service, repairs, replacements, renewals, capital expenditures, or other purposes as established by the General Partner consistent with the partnership agreement. Such reserves are used solely for calculating Distributable Cash and are not treated as deductions from income for accounting purposes. A summary of reserves established in each of the last ten fiscal years is set forth in Table 4, below.

TABLE 4: RESERVES FOR CALCULATING DISTRIBUTABLE CASH

	Beginning		Ending
Year	Balance	Additions	Balance	Purpose Additional Reserve was Established

2002	$1,325,000	$100,000	$1,425,000	Repairs to the dam, road repairs and improvements.
2003	1,425,000	250,000	1,675,000	Road repair and improvements, future extension of sewer system to our land, possible multi-user septic system.
2004	1,675,000	1,200,000	2,875,000	Road repair and improvements, future extension of sewer system to our land, possible multi-user septic system.
2005	2,875,000	3,050,000	5,925,000	Surrveying, road repair and improvements, future extension of sewer system to our land, possible development of commercial land.
2006	5,925,000	—	5,925,000
2007	5,925,000	100,000	6,025,000	Road repairs and improvements.
2008	6,025,000	—	6,025,000
2009	6,025,000	100,000	6,125,000	Water assessments.
2010	6,125,000	2,350,000	8,475,000	Sewer system along Route 87 corridor, net of $50,000 adjustment to 2009 addition for water assessments.
2011	8,475,000	—	8,475,000

Notes:

These reserves are used solely for calculating Distributable Cash and are not treated as deductions from income for accounting purposes.

As a result of losses incurred in prior years and the reserves for calculating Distributable Cash set forth in Table 4, there has been no Distributable Cash and, therefore, no distributions of Distributable Cash have been made since our inception.

We cannot estimate with any certainty the cost of installing sewer lines to all of our land. As of December 31, 2011, we have established reserves for calculating Distributable Cash totaling $5,575,000 for that purpose; however, the actual cost of installing sewer lines to all of our land may be more or less than that amount.

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

Item 1A. Risk Factors

Our business faces numerous risks and uncertainties, including, among others, those described below. If any of the following risks and uncertainties develops into an actual event, our business, financial condition, and/or results of operations could be materially and adversely affected. In addition, an investment in our units involves numerous risks and uncertainties, including those described below. These risks and uncertainties are not the only ones that we or our unitholders may face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us or our unitholders.

■ Risks Relating to Real Estate Generally

We are subject to risks associated with investments in real estate.

Our revenues, financial performance, and the value of our real estate may decline due to factors that adversely affect real estate generally and those that are specific to our property. Factors that may adversely affect real estate generally include, among others, the following:

•	Increases in interest rates.

•	A general tightening of the availability of credit.

•	A decline in the level of employment.

•	A decline in economic conditions.

•	A decline in consumer confidence.

•	A decline in consumer income.

•	An adverse change in demographics.

•	An increase in competition for customers.

•	The adoption on the national, state, or local level of more restrictive laws and governmental regulations, including more restrictive zoning, land use or environmental regulations, and increased real estate taxes.

Additional factors that may adversely affect our property specifically include, among others, the following:

•	A decline in the economic conditions in our primary market.

•	Adverse changes in the perceptions of prospective purchasers of the attractiveness of our real estate.

•	An increase in supply of, or a decrease in demand for, houses and/or homesites in our primary market.

•	Opposition from local community or political groups with respect to development or construction at one or more particular sites.

•	Increased efforts by government to protect endangered and/or protected species, such as the Red-cockaded Woodpecker, through laws and/or regulations that limit or prohibit development or construction at one or more particular sites.

•	A change in existing comprehensive zoning plans or zoning regulations that impose additional restrictions on use or requirements with respect to our property.

•	Our inability to provide adequate management and maintenance or to obtain adequate insurance.

•	An increase in our operating costs.

•	New development of a competitor’s property close to our property.

Adverse changes in any of these conditions generally, or in our primary market, could decrease demand and pricing for our real estate or result in customer cancellations of pending contracts, which could adversely affect the amount of land we can sell or reduce the prices we can charge for our real estate.

Should we undertake development activities, we would be exposed to risks associated with real estate development.

Real estate development activities entail risks that include, among others, the following:

•	Construction delays or cost overruns, which may increase project development costs.

•	An increase in commodity or materials costs.

•	An inability to obtain all required zoning approvals, governmental permits, and authorizations.

•	An inability to secure buyers and/or tenants.

•	An inability to secure sufficient financing on favorable terms, including an inability to refinance construction loans.

•	An inability to complete a development project on schedule or on budget.

•	Compliance with building codes and other local regulations.

•	Lower sale prices, occupancy rates, or lease rates than we anticipated.

These factors are largely beyond our control. At the present time, we have no plans to engage in development activities.

The real estate business is competitive.

The real estate business is highly competitive. We compete with a large number of companies and individuals, many of whom are believed to have substantially greater financial and other resources than we have. Some of our competitors are active in markets in other regions or throughout the entire United States. Some of our competitors may be willing to sell their property at prices significantly lower than our prices for similar property. Our ability to weather downturns in the local real estate market or respond to changing trends in the real estate business may be substantially less than some or many of our competitors.

The real estate industry is cyclical.

The sale and development of real estate is cyclical and highly sensitive to changes in general and local economic conditions, such as employment levels and job growth, consumer confidence and income, availability of financing for home builders and homebuyers, interest rate levels, and housing demand. The real estate industry can experience downturns based on consumer perceptions of real estate markets and other cyclical factors, which factors may work in conjunction with or be wholly unrelated to general economic conditions. Sales of undeveloped land are also affected by the supply of alternatives to new homes, such as rental property and existing homes, including foreclosed homes. Furthermore, our business is affected by seasonal fluctuations in customers interested in purchasing real estate, with the spring and summer months traditionally being the most active time of year for customer traffic and sales. As a consequence, our real estate operations are cyclical, which could cause our revenues and earnings to fluctuate significantly from quarter to quarter and from year to year, and to differ materially from the expectations of our management and investors. Should we be unable to manage effectively our cash flows from operations, our ability to service any future debt and to meet working capital requirements could be adversely affected.

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

The real estate industry has experienced a prolonged and severe downturn that may continue in some portions of the country for an indefinite period and adversely affect our business and results of operations.

The National Bureau of Economic Research, an independent group of economists charged with identifying the beginning and end of recessions in the United States, concluded that the Great Recession, the longest and deepest downturn for the U.S. economy since the Great Depression, started in December 2007 and ended in June 2009. The difficulties faced by the real estate industry started before December 2007, however, continue into 2012, and may extend into and beyond 2013. Since 2006, our market and the U.S. real estate industry as a whole have experienced a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale compared to prior years. High levels of unemployment, reduced consumer spending, and significantly tighter lending standards for borrowers continue to adversely affect the domestic housing market. Home foreclosures and forced sales by homeowners under distressed economic conditions have contributed to the high levels of inventories of homes and homesites available for sale. The collapse of demand for real estate and high levels of inventories have caused prices for residential real estate to significantly decline compared to prior years.

These adverse market conditions have negatively affected our residential and commercial real estate business. Our revenues from the sale of real estate are drastically lower than before 2008, which has had an adverse affect on our financial condition and results of operations.

While some sections of the country saw some improvement in the real estate market in 2011, we do not know if such improvement will spread to other sections of the country, if at all, or when real estate markets will return to more normal conditions. Our business will continue to suffer until market conditions improve.

Increasing interest rates could cause defaults for those who financed the purchase of their houses with adjustable rate and other interest rate-sensitive financing products, which could increase the number of homes available for resale.

Prior to 2006, many home buyers financed their purchases using financing products that have adjustable rates, interest only mortgages, or other mortgages, including sub-prime mortgages, that have, at least during initial years, monthly payments that are significantly lower than those required by conventional fixed-rate mortgages. As monthly mortgage payments increase for these non-conventional mortgages, either as a result of increasing adjustable rates or as a result of principal payments coming due, some of these home buyers may default on their payments and have their homes foreclosed, which would increase the inventory of homes available for resale. Foreclosure sales and other distress sales result in declines or the acceleration of declines in market prices for homes below what would otherwise occur. This has happened across the country in recent years, and may continue. In an environment of declining prices, many home buyers may delay purchases of homes in anticipation of lower prices in the future. At the same time, as lenders perceive deterioration in credit quality among home buyers, lenders increase the qualifications needed for mortgages or adjust lending terms to address increased credit risk. All of such actions have a negative affect on our business by making it more difficult for certain of our potential customers to resell their existing homes and/or obtain financing for new homes.

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

New standards and requirements regarding consumer loans that adversely affect liquidity in the secondary mortgage market could adversely affect our business.

In 2010, the Dodd-Frank Act was signed into law and established several new standards and requirements (including risk retention obligations) relating to the origination, securitizing and servicing of, and consumer disclosures for, residential consumer mortgage loans. In addition, the Dodd-Frank Act requires bank and securities market regulators to issue new regulations regarding financial institutions generally, and many of these regulations have yet to be written. There is no way to know the extent of these yet-to-be-written regulations and their affect on financial institutions generally, or on consumer loans, including, but not limited to, residential consumer mortgage loans. In addition, United States and international banking regulators have proposed or enacted higher capital standards and requirements for financial institutions. These standards and requirements, as and when implemented, are expected to further reduce the availability of loans to borrowers and/or increase the costs to borrowers to obtain such loans. Federal regulators and legislators are also discussing steps that may significantly reduce the ability or authority of the Federal Housing Administration (“FHA”), Fannie Mae and Freddie Mac to purchase or insure residential consumer mortgage loans. In the last few years, the FHA, Fannie Mae and Freddie Mac have purchased or insured substantially all new residential consumer mortgage loans originated by lenders and other mortgage banking services providers. Since 2010, investors in residential consumer mortgage-backed securities, as well as the FHA, Fannie Mae and Freddie Mac, have increasingly demanded that lenders and other mortgage banking services providers, brokers and other institutions, or their agents, repurchase the loans underlying the securities based on alleged breaches of underwriting standards or of representations and warranties made in connection with transferring the loans. To the extent that these “put-back” demands are successful, such demands could cause lenders and other mortgage banking services providers and brokers to further curtail their residential consumer mortgage loan origination activities due to reduced liquidity. Concerns about the soundness of the residential consumer mortgage lending and mortgage finance industries have also been heightened due to allegedly widespread errors by lenders and other mortgage banking services providers or brokers, or their agents, in the processing of residential consumer mortgage loan foreclosures and sales of foreclosed homes, leading to voluntary or involuntary delays and higher costs to finalize foreclosures and foreclosed home sales, and greater court and regulatory scrutiny. In February 2012, governmental authorities and five of the country’s largest banks agreed to a settlement of litigation that would provide relief to perhaps as many as several million current and former homeowners affected by these processing errors; nevertheless, it is not clear how many and to what extent this settlement will assist borrowers who are delinquent and facing foreclosure.

■ Risks Relating to Our Business

We have operated at a loss in recent years.

We operated at a loss and experienced negative operating cash flow each year beginning with 2007. A substantial portion of our negative cash flow is due to the carrying costs, primarily property taxes, of our land. Since 2007, we have funded our operations primarily through our cash balances and cash reserves. Our financial performance in the near future continues to be challenged by the weakness in the real estate market in and around Boiling Spring Lakes. For these reasons, we expect to continue to generate negative operating cash flow and to operate at a loss until we see a recovery in the local real restate market. We cannot predict when such a recovery will occur, and, accordingly, we cannot predict when, if at all, we will begin generating positive operating cash flow or our financial conditions will begin to improve.

A new recession in the national economy, or a deterioration in national or regional economic conditions, especially in North Carolina, could continue to adversely affect our business.

The last recession in the U.S. technically ended in June 2009; however, major portions of the country and North Carolina have continued to see high unemployment and reduced consumer spending. A new recession will have a material adverse effect on our business, results of operations, and financial condition. If economic conditions were to deteriorate, our financial condition could worsen.

We may not be able to conduct successful operations in the future.

The results of our operations will depend upon, among other things, our ability to market our real estate. Our operations may not generate income sufficient to meet operating expenses or may generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain our business. Our operations may be affected by many factors, some known by us, some unknown, and some of which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our unitholders to be impaired or lost.

We are subject to risks associated with changes in interest rates.

The real estate business is particularly sensitive to changes in interest rates. Generally, demand for real estate decreases when interest rates are high or increasing, and demand for real estate increases when interest rates are low or decreasing. An increase in interest rates could reduce the demand for land that we sell or may in the future seek to develop. Any such reduction in demand could adversely affect the amount of land we can sell or reduce the prices we can charge for real estate, either of which could result in a decrease in our revenues and earnings.

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

We invest much of our cash in an interest-bearing money market account at a local financial institution and/or in U.S. Treasury securities and/or certificates of deposit having a maturity of one year or less that are held to maturity and we may invest cash . We have exposure to changes in interest rates in that: (a) at the time any such Treasury security or certificate of deposit matures, if the interest rate is lower for newly purchased Treasury securities or certificates of deposit than that on the maturing security, future interest income will decrease due to the lower interest rate, and (b) interest rates paid on money market balances fluctuate with changes in market interest rates, therefore, interest earned on balances held in a money market account will decrease if market interest rates decrease.

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

We may be unable to obtain financing.

As of December 31, 2011, our total consolidated debt was zero. There can be no assurance that the amounts available from internally generated funds, cash on hand, and sale of assets will be sufficient to fund our anticipated operations and meet existing and future liabilities. We may be required to seek additional capital in the form of a loan from a bank or other lender. Should we undertake any development activities, our business and earnings would also be substantially dependent upon our ability to obtain financing for those activities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to us. If we are not successful in obtaining sufficient capital to fund the implementation of our business strategy and for other expenditures, we might be required to sell property for far less than their market value.

Our customers may be unable to obtain financing.

Many purchasers of our real estate may need to obtain mortgage loans to finance the purchase of land from us and/or the construction costs of homes to be built on land purchased from us. In the last couple of years, many mortgage lenders and investors in mortgage loans have experienced severe financial difficulties arising from losses incurred on sub-prime and other loans originated before the downturn in the real estate market. Banking operations remain unsettled and the future of certain financial institutions remains uncertain. Due to these problems, the supply of mortgage products has been constrained, and the eligibility requirements for borrowers have been significantly tightened. These problems in the mortgage lending industry could adversely affect potential purchasers of our real estate, thus having a negative effect on demand for our real estate.

We are vulnerable to concentration risks because our operations are currently exclusive to a Brunswick County, North Carolina submarket.

Our real estate activities are entirely located in the City of Boiling Spring Lakes, in Brunswick County, North Carolina. Because of our geographic concentration, our operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified real estate companies. The performance of the Brunswick County economy greatly affects our sales and, consequently the underlying values of our property. The Brunswick County economy is heavily influenced by conditions and employment in the defense industry, recreation, and in government. A downturn in the defense or recreation industry may have a particularly strong adverse affect on our sales and, consequently, the underlying values of our property. A decrease in the size of government or in government-supported projects, through budget cuts or otherwise, could adversely affect the economy in our market.

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

One significant infrastructure improvement that has been proposed for Southeastern North Carolina is the North Carolina International Terminal. NC International Terminal, a marine cargo facility intended to be capable of handling 1.5 million containers annually, is planned to handle some of the very large container and cargo ships that are expected to sail to the East Coast of the United States from Asia upon the opening, estimated for 2014, of the widened Panama Canal. Currently, that canal’s two lanes of locks can handle ships no larger than 965 feet long and 106 feet wide. With the new third set of locks, the canal will be able to handle ships that are 25% longer and 50% wider, and are capable of carrying two to tree times the cargo, of the current maximum-sized ships. The proposed site for NC International Terminal is a 600-acre undeveloped industrial site near Southport, North Carolina and approximately eight miles from Boiling Spring Lakes. The land has been acquired but construction of the site infrastructure and the supporting road and rail links has not yet commenced. The North Carolina State Ports Authority originally projected a 2017 opening date; however, environmental and other approvals have yet to be obtained, and significant opposition to the project from community organizations and others led the North Carolina legislature in 2010 to halt further funding for the project’s planning and development. Legal challenges to the cargo facility remain outstanding or are contemplated, and there is no assurance that these lawsuits or any future legal challenges to the new cargo facility will be successfully resolved, or that the North Carolina legislature will fund future planning and development. Also, there is no assurance that the construction of the cargo facility will not encounter other difficulties, such as financing issues, construction difficulties, or cost overruns, that may delay or prevent the completion of the new cargo port. We believe that the construction and completion of NC International Terminal would be greatly beneficial to the overall economic development of Southeastern North Carolina and to our business prospects; however, if the new cargo facility is not completed, the effect on our business prospects is unclear. Even if NC International Terminal were to be built, there is no assurance that additional shipping traffic will utilize the facility, since other East Coast ports, notably Charleston, SC, Savannah, GA, and New Orleans, LA, have plans to expand marine cargo capacity.

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

We may experience economic harm if any damage to our real estate is not covered by insurance.  We carry comprehensive liability and fire insurance coverage on our property.  We believe all our property is adequately insured; however, we cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our property.  We may suffer losses that are not covered under our insurance policies.  For example, losses resulting from war or from environmental liabilities generally are not covered by insurance. If an uninsured loss or a loss in excess of insured limits should occur, we could lose capital invested in a property, as well as any future revenue from the sale of such property.  We would nevertheless remain obligated on any mortgage indebtedness or other obligations, if any, related to the property.

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

Increases in property insurance premiums and decreases in the availability of homeowner property insurance in the coastal regions of North Carolina could reduce customer demand for our property.

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

Because of its location on the Atlantic Ocean, Southeastern North Carolina is particularly susceptible to the occurrence of hurricanes. Depending on where any particular hurricane makes landfall, our property could experience significant, if not catastrophic, damage. Such damage could materially delay sales in or could lessen demand for real estate in affected coastal communities. Importantly, regardless of actual damage to a development, the occurrence of hurricanes in North Carolina and the Southeastern United States could negatively affect demand for our real estate because of consumer perceptions of hurricane risks. In addition to hurricanes, the occurrence of other natural disasters in North Carolina, such as tornadoes, floods, fires, unusually heavy or prolonged rain, and droughts, could have a material adverse effect on our ability to sell our property. In the past, our operations have been affected by such occurrences through lower real estate sales and higher operating and capital costs associated with clean-up and repairs in the aftermath of such occurrences. The occurrence of natural disasters could also have a long-term negative effect on the attractiveness of Southeastern North Carolina as a location for seasonal and/or primary residences.

The occurrence of drought in Southeastern North Carolina could adversely affect our business.

Due to drought or near-drought conditions for much of 2007 in Southeastern North Carolina, nearly all of the lakes within the City of Boiling Spring Lakes had a water level that was substantially below normal. These conditions resulted in a lowering of the water table, and one or more sink holes developed in the bed of Boiling Spring Lake, the largest lake in the community, which resulted in a further lowering of the water level of that lake. A series of remedial measures taken by the City solved the issue of the sink holes; however, the lack of normal rainfall prevented the lakes, including Boiling Spring Lake, from returning to approximately normal levels for some time. A return of protracted drought or near-drought conditions in Southeastern North Carolina could result in a reoccurrence of substantially lower water levels, including in Boiling Spring Lake, and the reoccurrence of one or more sink holes. The occurrence of such eventualities could have a material adverse effect on our ability to sell our property.

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

Our property is subject to numerous laws and regulations regarding real estate.

At December 31, 2011, we owned, among other land, approximately 244 acres of undeveloped, unplatted land intended for residential use, and approximately 219 additional acres of undeveloped, unplatted land intended for commercial use. Changes in zoning or other regulations may prevent us from subdividing all or a substantial portion of such acreage, which, in turn, may adversely affect our ability to generate revenue from real estate sales and/or our ability to effect a bulk sale of all or substantially all of our assets.

Potential purchasers of land from us may be subject to periodic delays or may be precluded entirely from construction on such land due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. A purchaser of land from us who has received land use and building entitlements or approvals may still require a variety of other governmental approvals and permits during the construction process. The possibility of such actions could adversely affect our ability to generate revenue from real estate sales and/or our ability to effect a bulk sale of all or substantially all of our assets.

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

We believe that not more than approximately 200 acres, or approximately 24%, of our land currently may be affected by restrictions relating to the Red-cockaded Woodpecker. That land is comprised of approximately 400 individual undeveloped lots, approximately 70 acres of unplatted, undeveloped land intended for residential use, and approximately 10 acres of undeveloped land intended for commercial use. Most of that approximately 200 acres does not meet, or is believed by us not to meet, current health codes for installing septic systems and, therefore, is not suitable for building until a tie-in to a sewer system becomes available. As land in Boiling Spring Lakes is developed, however, the remaining undeveloped land within the City must be able to support the habitat of the Red-cockaded Woodpecker; therefore, if land owned by others is developed more quickly than land currently owned by us, then the remaining undeveloped land owned by us that is not currently affected by restrictions may become affected. Since mature long-leaf pines are typically located on land that meets current health codes for installing septic systems, it is possible than an increasing percentage of our land that is currently suitable for septic systems will become subject to restrictions on development. This could adversely affect our property sales, revenues, and results of operations.

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

From time to time we have disputes with purchasers of our property. Disputes may occur in the future and we may not be able to resolve those disputes in a satisfactory manner.

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

If the market value of our real estate were to drop below its book value, we would be required to write-down the book value of our real estate, which would have an adverse affect on our balance sheet and our earnings.

Most of our property was acquired by our predecessor corporation in the 1960’s. During the 1980’s, following tightened requirements on the installation of septic systems, we established a valuation allowance that effectively reduced the book value of much of our property to reflect lower market values. Adverse market conditions, in certain circumstances, may require us to further reduce the book value of our property in what is often referred to as a “write-down” or “impairment.” A write-down of our property would decrease the value of the asset on our balance sheet and would reduce our earnings for the period in which the write-down is recorded.

Most of our real estate lacks municipal water service.

Most of our land lacks municipal water service.  The City of Boiling Spring Lakes began to phase in municipal water service to certain portions of the development in 2004 and, in 2009, began work on an expansion of the municipal water system.   That expansion was completed in January 2011.  The cost of the expansion is to be borne by owners of land directly passed by new water mains by the payment of an assessment per lot of $500 plus a tap fee equal to $860, for a lot containing an existing dwelling, or $1,800, for new construction.  Our total assessment relating to this expansion was determined to be $49,500 based upon a formula that allows adjoining lots to be aggregated into a group and counted as one lot for assessment purposes.  Should we sell some, but not all of the lots that were aggregated into a group, an additional assessment may have to be paid by us with respect to such lots at the time the sale of such lots is closed.  We capitalized $49,500 of assessments in 2009 by increasing the cost basis of land affected. In May 2010, the City of Boiling Spring Lakes transferred ownership of the municipal water system to Brunswick County.

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

We cannot estimate with any certainty the amount of any future assessments for further expansions of the water system, nor can we predict with any certainty when any such future assessments may be made or, once made, become due. If we are liable for any such assessment, it may have a material adverse affect on our results of operations and financial condition.

Most of our real estate lacks public sewer service.

The lack of public sewer service has been a major inhibiting factor in our efforts to sell and/or develop land in Boiling Spring Lakes. Prior to 2004, virtually all residents in the development were forced to rely upon individual septic systems. Brunswick County has plans for an area-wide sewer system for Boiling Spring Lakes. We expect that the County will begin installation of the first phase in 2012 to service the City’s commercial corridor along Highway 87, and that the first phase will be completed in 2013; however, there is no certainty that the first phase of the sewer system will be installed as planned or at all, or that, if installed, that subsequent expansion of the sewer system will occur or that we may connect any or some of our land to such expansion of the sewer system. A private contractor may elect to install a sewer system to serve a portion of Boiling Spring Lakes where he is looking to develop commercial and/or residential land that he owns; however, there is no certainty that any such private sewer system will be installed or, if installed, that our land may connect to such private sewer system.

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

We cannot estimate with any certainty the amount of any assessments for sewer lines, nor can we predict with any certainty when any such future assessments may be made or, once made, become due. If we are liable for any such assessment, it may have a material adverse affect on our results of operations and financial condition.

Our business may be adversely affected by damage to dams.

We are responsible for the maintenance and repair of a dam designed to retain water in one of the lakes within the City of Boiling Spring Lakes. The dam was breeched and partially washed out following a severe storm in 1996. We have spent approximately $185,000 since 2001 to repair the dam. We had intended to deed the dam to the City of Boiling Spring Lakes after the repairs were completed, and the City indicated that it would accept the title after completion of the work; however, from time to time, the City has requested certain additional work be completed on the dam prior to transfer of title. At this time we contemplate no additional work but until such time as the title is transferred, there can be no assurance that the City will not require us to undertake and complete additional work on the dam, or decide not to accept title, notwithstanding additional work on the dam. The occurrence of a hurricane, flood, or unusually heavy or prolonged rain could result in damage to the dam. In such an eventuality before the transfer of title to the dam, we would be responsible for the repair costs, which could be substantial, and until such repair is completed, our ability to develop and sell property or realize income from projects could be materially adversely affected.

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

In 2000, we removed an underground storage tank located adjacent to the club house building of Fox Squirrel Country Club. We owned that golf club until we sold it to a third party in 2001, and the club was subsequently renamed The Lakes Country Club. Soil samples taken shortly after the removal showed a certain amount of contamination of soil and indications that diesel fuel may have leaked into the subsurface groundwater. We undertook remediation by removing approximately 15 tons of contaminated soil and adding fill to the affected area. Test wells were placed near the former site of the underground storage tank to measure the level of subsurface groundwater contamination, and the test results were submitted to the North Carolina Department of Environment and Natural Resources (“NCDENR”). Initial test results showed levels of groundwater contamination to be just above the standards. From time to time during 2002 and 2003, additional tests were performed on subsurface groundwater samples, and the test results were submitted to NCDENR. With one exception, all of the additional test results showed that the concentration of hydrocarbon compounds in the subsurface groundwater were either below detection limits or were substantially below standards; the one exception was the testing in May 2003, which showed that “C11-C22 aromatic concentration is non-compliant.” As requested by NCDENR, we continued to monitor and sample the groundwater and to submit the test results to NCDENR periodically. The written test results of sampling of subsurface groundwater taken in February 2004, showing that the concentration of hydrocarbon compounds in the subsurface groundwater were either below detection limits or were substantially below standards, were submitted to NCDENR. On May 4, 2004, NCDENR issued a Notice of No Further Action, stating that NCDENR determined that we need not continue the monitoring and sampling of groundwater. Such determination shall apply unless NCDENR makes a later determination that the concentration of hydrocarbon compounds that resulted from the release of diesel fuel from the now removed underground storage tank once again poses an unacceptable risk or a potentially unacceptable risk to human health or the environment.

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

Should we acquire additional real estate, we would be subject to a number of risks relating to acquisitions, any of which could cause us not to realize the anticipated benefits.

While we currently have no plans to acquire additional real estate, we may do so in the future. Acquisition transactions involve various inherent risks, including, among others, the following:

•	Uncertainties in assessing the value, strengths, and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental) of, acquisition opportunities.

•	Acquired property may fail to perform as we expected in analyzing our investments; our estimates of the costs or repositioning or redeveloping acquired property may be inaccurate; and the development opportunity may be abandoned after expending significant resources.

•	Problems that could arise from the integration of the new businesses or property.

•	Unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying our rationale for pursuing the acquisition opportunity.

Should we engage in real estate development, we would be subject to numerous laws and regulations regarding the development of real estate.

We may decide to engage in development of our property to increase our revenue. Development of real estate is subject to zoning laws and other regulations that govern the use and subdivision of land. Changes in zoning or other regulations may require substantially greater expenditures to complete one or more new projects than would be the case without such changes. Seeking a favorable change to zoning laws and regulations can be an expensive, time-consuming, and, ultimately, futile process. Adverse changes to zoning and other laws and regulations can preclude the development of some or all of a developer’s land, often with no compensation for the loss of future earnings from development of the affected land.

At December 31, 2011, we owned, among other land, approximately 244 acres of undeveloped, unplatted land intended for residential use, and approximately 219 additional acres of undeveloped, unplatted land intended for commercial use. Changes in zoning or other regulations may prevent us from subdividing all or a substantial portion of such acreage, which, in turn, may adversely affect our ability to generate revenue from real estate sales and/or our ability to effect a bulk sale of all or substantially all of our assets. If we are unable to obtain a rezoning of commercial land, we may be unable to realize any value in a sale of such land.

Should we engage in real estate development, we may be unable to obtain and renew permits necessary for development projects we decide to undertake, which could reduce our anticipated cash flow and profitability from those projects, or cause us not to realize the anticipated benefits from the projects.

Real estate companies must obtain numerous governmental permits or approvals that impose strict conditions and obligations relating to various environmental and safety matters in connection with real estate development. The permitting rules are complex and can change over time. Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. The public has the right to comment on certain permit applications and otherwise participate in the permitting process, including through court intervention. Accordingly, permits required by us to conduct development projects may not be issued, maintained or renewed, or may not be issued or renewed in a timely fashion, or may involve requirements that restrict our ability to economically conduct our development projects. Should we engage in real estate development, these and other eventualities we presently deem not to be material to our current or future business could adversely affect our future results of operations and financial condition.

Contractors are generally exposed to risks not only with respect to a project in which we have an interest, but also other projects in which they are involved. A default by a contractor, or the bankruptcy, insolvency or other failure of a contractor engaged by us on a project we decide to undertake may require, among other possibilities, that we determine whether we want to fund monies beyond what we are contractually obligated to fund, take over contracting of the project, find another contractor for the project, or sell our interest in the project. These events could delay the completion of the project, result in our incurring additional costs, and/or preclude us from realizing anticipated returns, if any. These events could cause a decrease in the value of our assets and compel us to seek additional sources of liquidity, which may or may not be available, in order to complete the project.

Purchasers of land from us may be subject to delays or may be precluded from building due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future.

Purchasers of land from us may be subject to periodic delays or may be precluded entirely from building in certain portions of Boiling Spring Lakes due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. A project for which a purchaser of land from us has received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process. Such a project can also be adversely affected by unforeseen health, safety, and welfare issues, which can further delay the project or prevent its completion. An occurrence of any of the foregoing may have the potential effect of reducing our future sales of real estate.

Any loans that we originate from land sales are subject to the risks of delinquency and foreclosure.

We currently sell land for all cash. We may, in the future, elect to originate loans by selling land for a combination of cash and a note. Any such loan is subject to risks of delinquency and foreclosure, and risks of loss. The ability of a borrower to repay a loan secured by land depends primarily upon the existence of independent income or assets of the borrower. We would bear the risks of loss of principal to the extent of any deficiency between the value of the land and the principal and accrued interest of the loan. In the event of the bankruptcy of the borrower, the loan to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan, and the cash portion of the sale price paid for the land by the borrower may not cover our legal and other costs relating to foreclosure or bankruptcy of the borrower. Should we foreclose on a property, we may be unable to resell that property, whether at the original sale price or otherwise. Should we foreclose on a property on which the borrower has commenced construction of a building or otherwise altered the property, we may be required to incur substantial costs to place the property in a sellable condition.

We may have balances at banks in excess of FDIC-insured limits.

We typically hold our cash primarily in checking and money market accounts, and in certificates of deposit. Certificates of deposit include those held at our principal bank, on account under the Certificate of Deposit Account Registry Service (“CDARS”) program, and brokered certificates of deposit arranged through a securities broker-dealer. Our principal bank, and each bank where we hold a certificate of deposit, is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC, an independent agency of the United States government, insures deposits (including, but not limited to, certificates of deposit) up to $250,000 per depositor, per bank, subject to certain conditions; however, the insurance limit is currently set to drop to $100,000 after December 31, 2013. In addition, effective from December 31, 2010 through December 31, 2012, the FDIC insures all deposits in noninterest bearing transaction accounts, such as checking accounts, without limitation as to amount. We may also hold cash in one or more cash sweep programs, which involve the allocation of cash in money market accounts among several participating banks up to the FDIC insurance limit in each bank. It is the intent of the CDARS program, the brokered certificates of deposit, and the cash sweep programs to limit our exposure in any bank to FDIC insurance limits; however, there can be no assurance that the balance held at any bank through any such program or product will not exceed the FDIC insurance limit. In the event that any bank where we hold funds (including through a certificate of deposit or cash sweep program) becomes insolvent, we may lose some or all of any excess over FDIC-insured limits that we hold at that bank. From time to time, we have had cash balances at our principal bank in excess of FDIC-insured amounts.

We may have balances in our brokerage account in excess of SIPC-insured limits.

We hold cash, and may from time to time purchase and hold money market funds, U.S. Treasury securities, and brokered certificates of deposit and participate in cash sweep programs through a brokerage account at a securities broker-dealer insured by the Securities Investor Protection Corporation (“SIPC”). The SIPC, a non-profit corporation set up and funded by the brokerage industry, insures investors’ accounts up to $500,000 per investor, subject to certain conditions, in the event that a member brokerage firm goes bankrupt, and cash and securities are missing from customer accounts. At December 31, 2011, we held in the brokerage account cash and money market funds totaling $1,204,699, or $704,699 in excess of SIPC-insured amounts. In the event that the broker-dealer where we maintain our account becomes insolvent or amounts in our account are lost or missing due to fraud or otherwise, we may lose some or all of any excess over SIPC-insured amounts.

We face risks associated with short-term liquid investments.

From time to time we may have significant cash balances invested in short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. These investments may include money market funds and/or direct obligations issued by the U.S. Treasury. Investments in these funds and securities are not insured against loss of principal. Under certain circumstances we may seek to redeem all or part of our investment in money market funds, and our right to redeem some or all of our investment may be delayed or suspended. In addition, there is no guarantee that our investments in these funds will be redeemable at par value. Under certain circumstances we may be required to sell all or part of our investment in U.S. Treasury securities prior to maturity at less than par value. A significant decline in the value of our investment or a significant delay or suspension of our right to redeem may have a material adverse effect on our results of operations or financial condition.

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

We experience fluctuations and variability in our operating results and, as a result, our historical performance may not be a meaningful indicator of future results.

We historically have experienced, and expect to continue to experience, variability in sales of real estate and results of operations on both an annual and a quarterly basis. As a result of such variability, our historical performance may not be a meaningful indicator of future results. Factors that contribute to this variability include: (i) the timing of land sales; (ii) conditions of the real estate market where we operate and of the general economy; (iii) the cyclical nature of the real estate industry; (iv) changes in prevailing interest rates; (v) changes in environmental and government regulations; and (vi) the availability of mortgage or construction financing. Historically, a significant percentage of our real estate purchase contracts are entered into in the spring and summer months. As a result of these combined factors, we historically have experienced uneven quarterly results, with lower revenues and operating income generally during the first and fourth quarters of the year.

Changes in accounting principles, interpretations and practices may affect our reported revenues, earnings and results of operations.

Generally accepted accounting principles and the accompanying standards, implementation guidelines, interpretations and practices for certain aspects of our business are complex and may involve subjective judgments, estimates and assumptions, such as revenue recognition, inventory valuations and income taxes. Changes in interpretations could significantly affect our reported revenues, earnings and operating results, and could add significant volatility to those measures without a comparable underlying change in cash flows from operations. The imposition of new accounting standards (e.g., International Financial Reporting Standards) could result in increased expenses as we may be required to modify our current practices and systems in order to comply with such standards.

Our failure to file timely reports or any material inaccuracies in our reports may subject us to regulatory or shareholder litigation, which may materially and adversely affect our business.

Our failure to file our reports in a timely manner or any material inaccuracies in our reports may subject us to regulatory or shareholder litigation, which may divert the attention of our management and force us to expend resources to defend against such claims.  Any litigation may have a material and adverse effect on our business and future results of operations.

There may be deficiencies with our internal controls that require improvements, and we will be exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from legislation requiring companies to evaluate controls under Section 404(a) of the Sarbanes-Oxley Act of 2002.  Under the supervision and with the participation of our management, we have evaluated our internal controls system in order to allow management to report on our internal controls, as required by Section 404(a) of that Act.  We have performed the system and process evaluation and testing which we believe is required in an effort to comply with the management certification requirements of Section 404(a). As a result, we have incurred and will in the future incur additional expenses and a diversion of management’s time.  If we are not able to meet the requirements of Section 404(a) in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.

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

Errors in estimates and judgments that affect decisions about how we operate and on our reported amounts of assets, liabilities, revenues and expenses could have a material impact on us.

In the ordinary course of business, we must make estimates and judgments that affect decisions about how we operate and the reported amounts of assets, liabilities, revenues and expenses. These estimates include, but are not limited to, those related to: recognition of income and expenses; impairment of assets; estimates of sales levels and sales prices; capitalization of costs to our inventory of real estate held for sale; and cost of complying with government regulations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate and adjust our estimates based upon the information then currently available. Actual results may differ from these estimates, assumptions and conditions.

Information technology failures and data security breaches could harm our business.

We use information technology, digital communications and other computer resources to carry out important operational activities and to maintain our business records. Many of these resources are maintained on our behalf by third-party service providers. Although we and our service providers employ what we believe are adequate security and other preventative and corrective measures, our ability to conduct our business may be impaired if these resources are compromised, degraded, damaged, or fail, whether due to a virus or other harmful circumstance, intentional penetration, or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption failure or error, telecommunications system failure, service provider error or failure, or otherwise. A significant and extended disruption in the functioning of these resources could damage our reputation and cause us to lose customers, sales and revenue, result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information (including information about our customers and business partners), and require us to incur significant expense to address and remediate or otherwise resolve these kinds of issues. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a material and adverse effect on our financial statements. In addition, the costs of maintaining adequate protection against such threats, depending on their evolution, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to our financial statements in a particular period or over various periods.

■ Risks Relating to an Investment in Our Partnership Units

We do not expect to make any distributions to unitholders for the foreseeable future, even during periods when we record net income.

We do not anticipate that we will make any cash distributions to unitholders in the foreseeable future. Accordingly, investors must rely on sales of their units after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash distributions in the foreseeable future should not purchase our partnership units.

The amount and timing of future cash distributions, if any, to unitholders principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, the following:

•	The level of our operating costs.

•	The amount of land which we are able to sell and the price at which we are able to sell land.

•	Federal, state and local regulations and taxes.

•	Prevailing economic conditions.

In addition, the actual amount of cash available for distribution will depend upon other factors, including, among others, the following:

•	The level of our capital expenditures.

•	The cost of acquisitions, if any.

•	Our debt service requirements and restrictions on distributions contained in future debt agreements, if any.

•	Fluctuations in our working capital needs.

•	Our ability to borrow under future credit agreements, if any, to make distributions to our unitholders.

•	The amount, if any, of cash reserves established by the General Partner, in its discretion, for the proper conduct of our business.

We experienced operating losses for each of the years ended December 31, 2009, 2010, and 2011, and there can be no assurance that the amounts available from internally generated funds, cash on hand, and sale of our remaining assets will be sufficient to fund our anticipated operations and meet existing and future liabilities. These losses, and the uncertainty surrounding liabilities and other claims, create uncertainties about our ability to meet existing and future liabilities as they become due. We have taken certain steps, including conservation of cash, in light of these uncertainties. We may be required to seek additional capital, such as in the form of bank financing; however, there is no assurance that such additional capital will be available or, if available, will be on terms favorable to us.

Because of the above factors, among others, we may not have sufficient available cash to pay cash distributions to our unitholders even during periods when we record net income.

The amount of distributions to unitholders, if any, is uncertain, and may be less than our book value.

We expect to sell the remainder of our property over time with a view towards ultimately dissolving the partnership. Despite repeated efforts in the past, we were unable to effect a sale of all or substantially all of our real estate, and have found ourselves generally able to sell only a small portion of our land at any one time through the sale of individual lots or groups of individual lots and/or the sale of relatively small tracts of land.

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

There has been, and continues to be, a limited public market for our units. Our units are quoted on OTCQB, an electronic quotation and trading system in the over-the-counter securities trading market that is operated by OTC Markets Group, Inc.; however, an active trading market for our units has not developed, and may never develop or be sustained. You may not be able to sell your units at or above the price you paid. You may not be able to liquidate your investment in units without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. If our units should stop being quoted on OTCQB, it is possible that it could materially and/or adversely affect any future liquidity in the units.

The market price of our units may be volatile and could be based on many factors, including perceptions that do not accurately reflect actual conditions.

The market price of our units may fluctuate significantly in response to numerous factors, many of which are beyond our control, including, among others, the following:

•	Conditions in equity, financial, and credit markets generally.

•	Actual, anticipated, or perceived fluctuations in our operating results or financial condition.

•	Actual, anticipated, or perceived changes in the market value of our real estate assets.

•	Changes in market valuations of other real estate companies, particularly those that sell real estate similar to or near ours.

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

•	The sale of a relatively large number of units at one time or in a short period of time by one or more unitholders.

•	The market’s perception of our future cash distributions.

•	Departure of key personnel.

•	Government action or regulation, including changes in tax law.

Any of the above factors, or others, may have a significant negative effect on the market price of our units.

Our units are subject to “penny stock” rules.

Our units are currently defined as a “penny stock” under Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). “Penny stocks” are subject to Rules 15g-2 through 15g-7 and Rule 15g-9 under the Exchange Act, which impose additional sales practice requirements on broker-dealers that sell penny stocks to persons other than established customers and institutional accredited investors. Among other things, for transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, these rules may affect the ability of broker-dealers to sell our units and affect the ability of holders to sell their units in the secondary market. To the extent our units are subject to the penny stock regulations, the market liquidity for our units will be adversely affected.

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

Prior to making any distributions to our unitholders, we will pay all fees owed to our general partner and its affiliates, and reimburse them for all expenses they have incurred on our behalf. The payment of these fees and reimbursement of these expenses may adversely affect our ability to make distributions to the unitholders. Our general partner has sole discretion to determine the amount of these fees and expenses. For additional information, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons.”

Our unitholders do not elect our general partner or vote on our general partner’s officers or directors.

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence the general partner’s decisions regarding our business. Unitholders did not elect our general partner and have no right to elect our general partner on an annual or other continuing basis.

Any future indebtedness may limit our ability to borrow additional funds, make distributions to unitholders or capitalize on business opportunities.

At December 31, 2011, our total indebtedness outstanding was zero. We may incur indebtedness in the future. Any such indebtedness may have adverse effects including, among others, the following:

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

Our partnership agreement requires our general partner to deduct from operating cash flow cash reserves, in its sole discretion, for “working capital, contingent liabilities, taxes, debt service, repairs, replacements, renewals, capital expenditures, or other purposes” necessary for the proper conduct of our business, or to comply with applicable law or agreements to which we are a party. See “Item 1. Business – Liquid Assets and Reserves for Calculating Distributable Cash.” These cash reserves will affect the amount of cash available for distribution to unitholders.

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

Because we are organized as a limited partnership, a transfer of units is not the same, legally, as the transfer of a share of common stock in a corporation, for example. A transfer of units has two components, namely: the transfer of the economic interest (that is, the right to receive distributions, if and when made) in the units, and the transfer of rights (principally, voting rights) as a limited partner. Upon the effectiveness of a transfer, the transferor surrenders to the transferee all of the economic interests (that is, the right to receive distributions, if and when made) of the units. The transferee may then, in turn, sell or transfer the economic interests in those units to others. The transferee does not, however, upon the effectiveness of a transfer, automatically become a substituted limited partner in us and does not become vested with the right to vote at meetings of the partners. A transferee is not required to become a substituted limited partner, and most transferees of our units do not become substituted limited partners. Becoming a substituted limited partner involves legal expenses which, given our size, among other factors, a unitholder might not wish to incur, especially since (a) the economic interest in the units may be easily transferred without incurring any of such legal costs, and (b) we have not held a meeting of partners since our inception in 1980 because the limited partnership agreement confers upon our general partner broad authority to conduct our business and very limited voting rights to limited partners.

■ Tax Risks Relating to an Investment in Our Partnership Units

Even if you do not receive any cash distributions from us, you will be required to pay taxes on your share of our taxable income.

You will be required to pay federal income taxes and, in some cases, state and local income taxes, on your share of our taxable income, whether or not you receive cash distributions from us. We do not currently have plans to make a distribution to unitholders. Even if we were to make a distribution, the amount that you receive from us may not be equal to your share of our taxable income or even equal to the actual tax liability that results from your share of our taxable income.

You may be subject to state and local taxes and income tax return filing requirements in jurisdictions where you do not live as a result of investing in our units.

In addition to federal income taxes, you may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, and estate, inheritance, or intangible taxes that are or may be imposed by the various jurisdictions in which we do business or own property. You may be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. While we currently own real estate only in North Carolina, we may own property or conduct business in other states in the future. It is your responsibility to file all federal, state, and local tax returns.

Even if you have no state or local tax liability, we may pay state and local taxes on your share of our taxable income.

As a limited partnership, we generally pass income tax liability, including for state and local income taxes, through to our partners. The administrative cost of allocating liability among the partners, and maintaining records therefor, can be extremely time-consuming and complex. Therefore, for certain years in which we have taxable income, we may elect to pay state and local income taxes that would otherwise be passed through to our partners, with the result that each partner’s pro rata share of our taxable income for each such year would be reduced by a pro rata share of such taxes paid. Consequently, we may pay state and local income taxes on your share of our taxable income, even if you have no state or local income tax liability.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Boiling Spring Lakes, North Carolina

Boiling Spring Lakes began in 1962 as a 14,000-acre development. Part of the tract is now within the City of Boiling Spring Lakes, North Carolina, which had a 2011 population of 5,084 residents. Boiling Spring Lakes is in Brunswick County, 25 miles southwest of Wilmington, North Carolina, and 8 miles northwest of Southport, placing the city in the northern portion of the coastal corridor connecting Wilmington, North Carolina and Myrtle Beach, South Carolina, inland of the beach area known as the Grand Strand.

The outline map of North Carolina below shows the approximate location of the City of Boiling Spring Lakes.

Our principal asset is our undeveloped land in Boiling Spring Lakes, comprising approximately 816 acres. As of December 31, 2011, we owned the following:

•	Approximately 354 acres, divided into 1,073 platted unimproved individual lots, both recorded and unrecorded, intended for residential use.

•	Approximately 244 acres of undeveloped land intended for residential use.

•	Approximately 219 acres of undeveloped land intended for commercial use.

•	A vacant building comprising approximately 500 sq. ft. that was formerly leased to the City of Boiling Spring Lakes at a rate of $1 per year for use as a post office.

•	A sales office comprising approximately 1,269 sq. ft.

We intend to continue emphasizing the sale of individual lots in Boiling Spring Lakes, concentrating on lots situated on existing paved roads and rocked roads. From time to time, we may add to our inventory of lots situated on paved roads and rocked roads by paving or rocking roads that are currently unpaved or not rocked. We intend to continue selling land on an all-cash basis but are considering offering to provide qualified purchasers of our land seller financing for a portion of the purchase price. Any program involving our providing seller financing, however, would be on a limited basis.

Appraisal of Real Estate Assets

We obtained from Ingram and Company, Inc. (the “Appraiser”) an independent MAI appraisal report dated March 2012 valuing our real estate assets located in Boiling Spring Lakes at December 31, 2011. Such assets comprised substantially all of our assets on such date other than cash. The appraisal values the appraised assets at $2,230,000 (the “Appraised Value”). The Appraised Value is the Appraiser’s opinion of the most probable price which the property should bring in a sale to a single buyer in a competitive and open market under all conditions requisite to a fair sale, and assumes, among other things, a typically motivated buyer and seller in an “arm’s length” transaction, both parties are well informed or well advised about the assets and each acting in what he considers his own best interest, a reasonable time is allowed for exposure in the open market, payment is made in cash in U.S. dollars, and the price is unaffected by special or creative financing or sales concessions granted by anyone associated with the sale. There is no guarantee that we could realize the Appraised Value of such assets upon a sale. The actual sale price could be higher or lower than the Appraised Value. The appraisal is not in connection with any requested minimum, maximum or specific appraised value, any pending or proposed sale or other transaction, or approval of any loan involving the appraised assets or us. The foregoing summary of the appraisal is limited in its entirety by reference to the full appraisal report, a copy of which is filed with the Securities and Exchange Commission as Exhibit 99.1 to this Annual Report on Form 10-K.

During 1988, we reduced the carrying value of the Boiling Spring Lakes property as a result of an appraisal obtained in December 1988. During 1993, 1995, 1998, 2000, 2004, 2006, 2008, and 2010, we obtained updated appraisals of the Boiling Spring Lakes property. Based upon those updated appraisals, no additional reduction to the carrying value was made. As a result of the appraisal as of December 31, 2011 and in view of current market conditions, we believe that the valuation allowance at December 31, 2011 was appropriate, and that no adjustment to the valuation allowance needed to be made.

Item 3. Legal Proceedings

We are not currently a party to any material pending legal proceedings. From time to time, we have been and may become a party to ordinary routine litigation incidental to our business. While our potential liability from any of such proceedings may be substantial, we believe that the likelihood of incurring any such liability is low.

Item 4. Mine Safety Disclosures

Not Applicable.

[THE REST OF THIS PAGE IS BLANK]

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

■ Market for the Partnership Units

The partnership units are not listed on any national securities exchange, and there are only limited or sporadic quotations on the over-the-counter market for the units. It is not anticipated that there will ever be an active public market for the units.

Our units are quoted on OTCQB under the symbol REEV. OTCQB is the middle tier of the over-the-counter marketplace operated by OTC Markets Group, Inc., an operator of an electronic marketplace for securities not listed on a national securities exchange but which are current in filings with regulatory agencies such as the SEC. The following table sets forth the high and low closing bid quotations in each of the four quarters of fiscal 2010 and fiscal 2011. The information was obtained from OTC Markets Group, Inc. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not represent actual transactions.

TABLE 5: QUARTERLY INFORMATION ON PRICE RANGE OF PARTNERSHIP UNITS

	High Bid	Low Bid
Fiscal 2011:
Fourth Quarter (October 1 - December 31)	$0.40	$0.30	[a]
Third Quarter (July 1 - September 30)	0.35	0.30	[a]
Second Quarter (April 1 - June 30)	0.30	0.29	[a]
First Quarter (January 1 - March 31)	0.29	0.26	[a]
Fiscal 2010:
Fourth Quarter (October 1 - December 31)	$0.26	$0.26
Third Quarter (July 1 - September 30)	0.26	0.25
Second Quarter (April 1 - June 30)	0.25	0.25
First Quarter (January 1 - March 31)	0.25	0.25

Notes:

[a]	OTC Markets Group, Inc. does not provide average closing bid or bid/asked quotations if there are fewer than two market makers, which was the case for 2011. Prices indicated are for sale prices as reported by OTC Markets Group, Inc.

■ Holders of Units

As of December 31, 2011, there were 2,104 record holders of partnership units. The total number of record holders has not changed substantially from December 31, 2011 to March 19, 2012, the latest practicable date prior to the filing of this Annual Report on Form 10-K.

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

The amount of cash we can distribute to unitholders principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, the following:

•	The level of our operating costs.

•	The amount of land which we are able to sell and the price at which we are able to sell land.

•	Federal, state and local regulations and taxes.

•	Prevailing economic conditions.

In addition, the actual amount of cash available for distribution will depend upon other factors, including, among others, the following:

•	The level of our capital expenditures.

•	The cost of acquisitions, if any.

•	Our debt service requirements and restrictions on distributions contained in future debt agreements, if any.

•	Fluctuations in our working capital needs.

•	Our ability to borrow under future credit agreements, if any, to make distributions to our unitholders.

•	The amount, if any, of cash reserves established by the General Partner, in its discretion, for the proper conduct of our business.

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

From time to time, in accordance with applicable securities laws, we may utilize excess cash by repurchasing partnership units, although we have rarely done so in the past and there are currently no plans to repurchase partnership units. Since the amount of excess cash available for such purpose cannot be estimated at this time due to the inability to accurately estimate the amount of any assessments related to water and sewer service and also due to the highly variable nature of our cash flow, there can be no assurance as to the number of partnership units which we will actually repurchase, if or when any such repurchases will, in fact, occur, or the prices at which such repurchases, if any, will be made.

There were no purchases of partnership units by us, our general partner, or any affiliate of us or our general partner during 2011.

Item 6. Selected Financial Data

The selected financial data set forth in Tables 6 and 7, below, has been derived from our historical audited financial statements. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and related notes thereto.

It is our experience that our historical financial condition and results of operations are not reliable indicators of future financial condition and results of operations. Sales of real estate for development in Boiling Spring Lakes are highly variable, both as to the amount of land sold as well as the sales price per lot. See also “Item 1A. Risk Factors” for a discussion of material uncertainties that might cause our future financial condition or results of operations to be materially different from the historical financial condition and results of operations.

TABLE 6: SELECTED INCOME STATEMENT DATA

	Year Ended December 31,
	2011	2010	2009	2008	2007
Revenues:
Property sales	$66,678	$—	$17,904	$—	$499,755
Interest income	4,516	14,923	33,270	96,047	181,790
Other revenue	1,583	2,673	97	25,764	4,234
Total revenues	72,777	17,596	51,271	121,811	685,779

Operating expenses:
Direct costs of property sold	2,752	—	6	—	14,598
Selling, general and admin. expenses	509,344	496,966	512,916	534,710	675,214
Depreciation	3,550	3,779	3,846	3,846	3,924
Total operating expenses	515,646	500,745	516,768	538,556	693,736

Net loss	$(442,869)	$(483,149)	$(465,497)	$(416,745)	$(7,957)

Per Unit Data
Net loss	$(0.24)	$(0.27)	$(0.26)	$(0.23)	$—
Distributions	—	—	—	—	—

TABLE 7: SELECTED BALANCE SHEET DATA

	At December 31,
	2011	2010	2009	2008	2007

Cash, prepaid expenses and other current assets	$1,935,978	$2,355,080	$2,852,898	$3,351,240	$3,659,565
Note receivable	—	—	—	—	128,823
Properties held for sale and property and equipment, net	622,486	625,437	628,120	581,029	570,253
Total assets	$2,558,464	$2,980,517	$3,481,018	$3,932,269	$4,358,641

Accounts payable and accrued expenses	$246,708	$225,892	$243,244	$228,998	$238,625
Total liabilities	246,708	225,892	243,244	228,998	238,625
Partners' capital	2,311,756	2,754,625	3,237,774	3,703,271	4,120,016
Total liabilities and partners' capital	$2,558,464	$2,980,517	$3,481,018	$3,932,269	$4,358,641

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

For purposes of determining the amount of depreciation to record on an annual basis with respect to our depreciable assets, we are required to make subjective assessments as to the useful lives of those assets. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in those assets, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

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

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

   ■  Revenues

Overall, revenues increased 314% to $72,777 in 2011, compared to $17,596 in 2010. The principal components of revenues and Management’s explanations for year-to-year changes are set forth below.

Property Sales

Revenue from property sales was $66,678 in 2011. We had no revenue from property sales in 2010. Poor economic conditions and tightened credit markets, as well as efforts, beginning in April 2006, by Fish and Wildlife to protect the habitat of the endangered Red-cockaded Woodpecker, resulted in a continuation of depressed home building activity and real estate sales in Boiling Spring Lakes in 2011 and 2010.

Interest Income

Interest income in 2011 was $4,516, compared to $14,923 in 2010. Management attributes the 70% decrease primarily to a lower amount invested in certificates of deposit during 2011 than in 2010 and, to a lesser extent, to lower interest rates earned on certificates of deposit during 2011 than in 2010. The former is due to our retaining in cash and cash equivalents the proceeds received upon maturity of certificates of deposit during 2011, and the latter is due primarily to policies pursued by the U.S Federal Reserve System to lower interest rates during 2011.

Other Revenue

Other revenue was $1,583 in 2011, compared to $2,673 in 2009. The decrease is due principally to $2,393 received in 2010 from the telephone cooperative that serves Boiling Spring Lakes and other portions of Brunswick County. As a non-profit cooperative, the telephone company may, from time to time, distribute to its members any excess of revenues over operating expenses. We received no such distribution during 2011.

    ■  Direct Cost of Property Sold

Direct cost of property sold in 2011 was $2,752. There was no direct cost of property sold in 2010 because we sold no land during 2010.

    ■  Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2% to $509,344 in 2011, compared to $496,966 in 2010. Noteworthy changes from 2010 in the components of selling, general and administrative expenses, and the reasons therefor, are as follows:

Real estate taxes

Real estate taxes for 2011 were $146,653, an increase of 19% over real estate taxes in 2010. The increase reflects an increase in the assessed value of our land following a county-wide reassessment during 2011 over the assessed value of our land for 2010.

Accounting fees

Accounting fees for 2011 were $37,103, compared to $55,018 for 2010. The decrease of 33% is due principally to the fact that we estimated fees and expenses relating to the 2010 audit at $25,000, and accrued that amount at December 31, 2010, whereas the actual cost, paid during 2011, was $19,209. This had the effect of reducing accounting fees and expenses for 2011 by the difference of $5,791. But for this difference, accounting fees for 2011 and 2010 would have been $42,894 and $49,226, respectively. Another principal reason for the decrease in accounting fees is that we estimated fees and expenses relating to the 2011 audit at $12,000, which amount we accrued at December 31, 2011, whereas our actual cost for the 2010 audit was $19,209, or $7,209 higher than the estimated cost for the 2011 audit.

Legal Fees

Total legal fees for 2011 were $13,487, compared to $19,324 for 2010. Management attributes the 30% decrease principally to the decrease in non-recurring legal fees and other costs incurred during 2011 compared to 2010. During 2011, these non-recurring costs totaled $2,679 and related to a Form 8-K and a Form 8-K Amendment that we filed with the SEC in January 2011 regarding a change in our auditors. During 2010, we incurred non-recurring legal fees and other costs totaling $8,150 relating to a Form 8-K and a Form 8-K Amendment that we filed with the SEC in January 2010, also relating to a change in our auditors.

Filing Fees

Total fees related to the filing of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Periodic Reports on Form 8-K and 8-K/A were $14,356 for 2011, compared to $10,039 for 2010. Management attributes the 43% increase principally to the requirement imposed by the SEC, beginning in 2011, that filings include XBRL data. XBRL, short for eXtensible Business Reporting Language, is a computerized language for the electronic communication of business and financial data. For 2010, we paid an outside service that prepares our filings with the SEC $5,000 for preparing to file XBRL data. For 2011, we paid that same outside service $10,000 for filing XBRL data, or an increase of $5,000.

Miscellaneous Expenses

During 2011, we incurred $12,985 in miscellaneous expenses, compared to $8,900 in 2010. Management attributes the 46% increase principally to costs incurred in 2011 in connection with the periodic appraisal of our real estate assets. We did not obtain an appraisal, and, therefore, did not incur costs in connection with an appraisal, in 2010.

    ■  Depreciation

Depreciation expense in 2011 was $3,550, compared to $3,779 in 2010. Management attributes the 6% decrease to the fact that an asset became fully depreciated during 2011, so the amount of depreciation recorded for that asset in 2011 was less than for 2010.

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

Other Revenue

Other revenue was $2,673 in 2010, compared to $97 in 2009. The increase is due principally to $2,393 received in 2010 from the telephone cooperative that serves Boiling Spring Lakes and other portions of Brunswick County. As a non-profit cooperative, the telephone company may, from time to time, distribute to its members any excess of revenues over operating expenses.

      ■  Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 3% to $496,966 in 2010, compared to $512,916 in 2009. Noteworthy changes from 2009 in the components of selling, general and administrative expenses, and the reasons therefor, are as follows:

Advertising

Advertising expenses increased 73% to $7,783 in 2010, compared to $4,494 in 2009. Management attributes the increase to efforts to stimulate land sales through advertising.

Legal Fees

During 2010, we paid total legal fees of $19,324, compared to $33,135 in 2009. Management attributes the 42% decrease, in part, to higher than anticipated legal fees incurred during 2009 in connection with the review before filing of our Annual Report on Form 10-K for the year ended December 31, 2008, which higher fees were recorded and paid during 2009. The decrease is also due, in part, to our changing legal counsel during 2010, from a law firm based in Nassau County, New York to law firm based in Hartford County, Connecticut. Typically, law firms based in or near New York City charge higher fees than law firms based elsewhere.

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

Cash is generated primarily from individual lot sales and may not be sufficient to meet future operating costs, debt service, if any, and other cash requirements. When individual lot sales have not been sufficient, historically, we have met our liquidity requirements by drawing upon cash reserves, accruing general partner fees and certain other fees and expenses payable to the General Partner and its affiliates, selling certain non-real estate assets, and, from time to time, borrowing from local banks or the General Partner and/or its affiliates. We may also seek to supplement our current cash balances and short-term investments by negotiating credit facilities, issuing debt on such terms and conditions as the General Partner deems prudent, or seeking other forms of debt or equity financing as the General Partner deems appropriate.

   ■   Cash Flows from Operating Activities

During 2011, we used $408,978 of net cash in operating activities, compared to $505,865 of net cash used in 2010. Management attributes the change principally to revenue received from the sale of real estate during 2011, whereas we had no such revenue in 2010, and to a higher amount of accrued expenses payable and a lesser amount of accrued interest receivable at December 31, 2011 than at December 31, 2010.

   ■   Cash Flows from Investing Activities

Net cash provided from investing activities in 2011 was $1,886,000, compared to $687,096 of net cash used in 2010. Management attributes the change primarily to a change in the amount of cash invested in certificates of deposit net of cash received upon their maturity. More particularly, during 2011, we invested $490,000 of cash in certificates of deposit while receiving $2,376,000 of cash at maturity of certificates of deposit, whereas during 2010 we invested $3,091,000 of cash in certificates of deposit while receiving $2,405,000 in cash at maturity of certificates of deposit. Because we invest in certificates of deposit with maturities of less than one year, the foregoing amounts include, in some cases, cash invested in certificates of deposit in a particular year that matured and were rolled over that same year. As a consequence, the foregoing amounts do not represent the total of certificates of deposit outstanding at any one time.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Impact of Inflation

Generally, demand for real estate is adversely affected by increases in interest rates. To the extent that a significant increase in the rate of inflation leads to a significant increase in interest rates, our ability to sell real estate may be significantly adversely affected.

Inflation has had only a minor impact on our operations during the fiscal years ended December 31, 2011 and 2010.

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

We also have exposure to market risk for changes in interest rates due primarily to the following:

•	Cash: Substantially all of our cash is deposited in a noninterest-bearing checking account and an interest-bearing money market account at a local financial institution, with interest on the money market account at a variable rate. If interest rates were to increase, we would earn more interest income on our cash balances. If interest rates were to decrease, we would earn less interest income on our cash balances.

•	Short-term Investments: From time to time we invest excess cash in U.S. Treasury securities or certificates of deposit having a maturity at the time of purchase of more than 91 days but less than one year. All of these short-term investments are classified as securities held to maturity. During 2011, we had some cash invested in certificates of deposit; however, as of December 31, 2011, none of our cash was invested in these short-term investments. If we were to invest in U.S. Treasury securities and/or certificates of deposit, and interest rates were to increase, upon sale or maturity of the investments, we would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the securities then purchased. If we were to invest in these short-term investments, and interest rates were to decrease, upon sale or maturity of the investments, we would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the securities then purchased. Unrealized gains or losses on securities classified as held to maturity that arise due to changes in interest rates would not be realized so long as the securities are held to maturity.

At December 31, 2011, we had cash of $1,935,978 and held no certificates of deposit; however, during 2011, we had as much as $1,886,000 invested in certificates of deposit having a maturity at the time of purchase of more than 91 days but less than one year. Had the average level of interest rates during 2011 been higher or lower by 100 basis points or one percent (1%), our net income would have been approximately $17,226 more or $4,516 less, respectively. The foregoing estimate of the change in net income is based upon the average of the balances at the beginning and end of each of the quarters ended March 31, June 30, September 30, and December 31, 2011, and reflects the fact that annual interest rates on investments that are less than 1% cannot fall below 0%.

At December 31, 2010, we had cash of $458,956 and held $1,886,000 in certificates of deposit having a maturity at the time of purchase of more than 91 days but less than one year. Had the average level of interest rates during 2010 been higher or lower by 100 basis points or one percent (1%), our net income would have been approximately $24,931 more or $14,912 less, respectively. The foregoing estimate of the change in net income is based upon the average of the balances at the beginning and end of each of the quarters ended March 31, June 30, September 30, and December 31, 2010, and reflects the fact that annual interest rates on investments that are less than 1% cannot fall below 0%.

We had no interest-bearing debt outstanding during 2011 or 2010.

We do not enter into derivative contracts for our own account to hedge against the risk of changes in interest rates.

Item 8. Financial Statements and Supplementary Data

See Part IV, “Item 15. Exhibits and Financial Statement Schedules” for the response to this item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, or the person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management has the responsibility for establishing and maintaining adequate disclosure controls and procedures. Since we are a limited partnership, we have no officers or directors. Mr. Davis P. Stowell, president of the General Partner, carries out the functions of our principal executive officer and principal financial officer, and, accordingly, is deemed to be our “management” for purposes involving the evaluation of the disclosure controls and procedures and the effectiveness thereof. Mr. Stowell has, as of the end of the period covered by this Annual Report on Form 10-K, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, Mr. Stowell has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that occurred during the last fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We do not believe any significant deficiencies or material weaknesses exist in our internal control over financial reporting. Accordingly, no corrective actions have been taken.

Item 9B. Other Information

None.

[THE REST OF THIS PAGE IS BLANK]

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

General Partner

Since we are a limited partnership, we have no officers or directors. Grace Property Management, Inc., our general partner, performs functions generally performed by officers and directors. Grace Property Management, Inc. is a Delaware corporation engaged in the business of real estate management, and has served as our general partner since May 15, 1980.

Officers and Directors of the General Partner

Davis P. Stowell, 55, President and Director of the General Partner. Mr. Stowell has been President and a director of Grace Property Management, Inc. since 2003. He was Vice President of the General Partner from 1993 to 2003. He is also an officer of affiliates of Grace Property Management, Inc., most of which positions he has held since 1989.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of partnership units and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons.” We are required to disclose in this Annual Report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2011. On March 22, 2011, John S. Grace filed a Form 3 for an event dated October 24, 2006. By that Form 3, Mr. Grace reported direct ownership of 182,434 limited partnership units, and indirect ownership of 25,100 limited partnership units. To our knowledge, based solely upon a review of all Section 16(a) filings furnished to us by Section 16(a) reporting persons or written representations that no such reports were required, during the fiscal year ended December 31, 2011, all other Section 16(a) reporting persons complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

In connection with its role as our general partner, the General Partner has adopted a Code of Ethics that applies to each person who performs one or more of the following functions: principal executive officer, principal financial officer, and principal accounting officer or controller. There has been no change to or amendment of the Code of Ethics during 2011. We shall furnish, without charge, a copy of the Code of Ethics to any person who requests a copy in writing sent to the General Partner at the following address: Mr. Davis P. Stowell, President, Grace Property Management, Inc., 55 Brookville Road, Glen Head, NY 11545.

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

Item 11. Executive Compensation

The total compensation earned by the General Partner during each of the last three fiscal years ended December 31 is set forth in Table 8, below.

TABLE 8: SUMMARY COMPENSATION TABLE

FOR FISCAL YEARS ENDING DECEMBER 31, 2011, 2010, AND 2009

Name and Principal Position	Year	General Partner Fee

Grace Property Management, Inc., General Partner	2011	$160,000
	2010	160,000
	2009	160,000

Notes:

[a]	Excludes payments made to affiliates of the General Partner as described in "Item 13. Certain Relationships and Related Transactions, and Director Independence."

During 2011, payments made by us to the General Partner totaled $160,000, representing general partner fees for the first, second, and third quarters of 2011 as well as the fourth quarter of 2010. During 2010, payments made by us to the General Partner totaled $160,000, representing general partner fees for the first, second, and third quarters of 2010 as well as the fourth quarter of 2009. During 2009, payments made by us to the General Partner totaled $160,000, representing general partner fees for the first, second, and third quarters of 2009 as well as the fourth quarter of 2008. As of December 31, 2011, general partner fees accrued but not paid to Grace Property Management, Inc. totaled $40,000, representing general partner fees for the fourth quarter of 2011. As of December 31, 2010, general partner fees accrued but not paid to Grace Property Management, Inc. totaled $40,000, representing general partner fees for the fourth quarter of 2010. As of December 31, 2009, general partner fees accrued but not paid to Grace Property Management, Inc. totaled $40,000, representing general partner fees for the fourth quarter of 2009. Our partnership agreement provides for compensation to the general partners. We have no other contract, agreement, plan, or arrangement with respect to future remuneration to Grace Property Management, Inc. other than to accrue interest (at an annual rate of 10%, compounded quarterly) on the unpaid balance when cash flow is insufficient to pay general partner fees.

The General Partner does not compensate its officers and directors. Each of the officers and directors of the General Partner has duties and responsibilities with affiliates of the General Partner and is compensated by one or more of such affiliates. Such compensation is not directly related to general partner fees paid by us to the General Partner.

As of December 31, 2011, we had a group health insurance plan in place covering our full-time employees located in our Boiling Spring Lakes sales office. We have no pension, retirement, or profit sharing plan but we do provide for incentive bonus compensation to our employees located in Boiling Spring Lakes for meeting or exceeding predesignated budget targets. We have no options, warrants, appreciation rights, or other awards outstanding. No Management person is indebted to us. Other than for accrued vacation and accrued travel and other expenses, we are not indebted to any of our employees.

See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for other payments made to affiliates of the General Partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

We have no compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Security Ownership of Certain Beneficial Owners

As of March 19, 2012, we had 1,811,062 partnership units issued and outstanding. Information as of March 19, 2012 concerning the number of partnership units beneficially owned by the persons who, to the knowledge of Management, based solely on records available to us, beneficially owned more than 5% of the units issued and outstanding on such date is set forth in Table 9, below.

[THE REST OF THIS PAGE IS BLANK]

TABLE 9: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Name and Address of Beneficial Owner	Amount Beneficially Owned [a]		Percent of Class

US Bank Trust National Association, as trustee 141 North Main Avenue Suite 300 Sioux Falls, SD	316,403	[b]	17.5%

Grace & White, Inc. 515 Madison Avenue Suite 1700 New York, NY	233,507	[c]	12.9%

John S. Grace 55 Brookville Road Glen Head, NY	182,434	[d]	10.1%

MPF Flagship Fund 10, LLC; SCM Special Fund, LLC; and MPF-NY 2006, LLC c/o MacKenzie Patterson Fuller, LP 1640 School Street Moraga, CA	107,724	[e]	5.9%

Notes:

[a]	Unless otherwise indicated, each of the persons named has sole voting and investment power.
[b]	Includes an aggregate of 109,173 units owned by 22 separate trusts, and 207,230 units owned by the Lorraine QTIP Trust, of which trusts US Bank Trust National Association is trustee.
[c]	Information was obtained from Schedule 13G, Amendment No. 4 filed with the Securities and Exchange Commission on February 8, 2012 as an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. The party’s Schedule 13G, Amendment No. 4 states that the party has sole voting power as to 197,507 units, and sole dispositive power as to 233,507 units.
[d]	Information was obtained from Schedule 13D, Amendment No. 1 filed with the Securities and Exchange Commission on March 22, 2011. Excludes 25,100 units owned by the General Partner.
[e]	Information was obtained from Schedule TO, Amendment No. 2, filed with the Securities and Exchange Commission on November 16, 2006 by the parties and certain of their affiliates, and Schedule TO, Amendment No. 3, filed with the Securities and Exchange Commission on July 19, 2006, by the parties and certain of their affiliates. According to the filings, the holdings are allocated as follows: MPF Flagship Fund 10, LLC: 77,170 units; SCM Special Fund, LLC: 25,461 units; and MPF-NY 2006, LLC: 5,092 units, for a total of 107,723 units; however, the more recent filing states that the aggregate holding is 107,724 units.

Security Ownership of Management

Information as of March 19, 2012 concerning the number of partnership units beneficially owned by (1) Grace Property Management, Inc., the General Partner, (2) each director of Grace Property Management, Inc., and (3) the directors and executive officers of Grace Property Management, Inc. as a group is set forth in Table 10, below.

TABLE 10: SECURITY OWNERSHIP OF MANAGEMENT

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

For 2011, 2010, and 2009, the General Partner and its affiliates charged us for general partner fees, rent, and reimbursement of expenses as set forth in Table 11, below. All of such charges have been provided for in our financial statements. Amounts paid by us to the General Partner and its affiliates during 2011, 2010, and 2009 reflect amounts previously accrued and unpaid. See “Item 11. Executive Compensation,” for information on general partner fees paid to the General Partner.

TABLE 11: CHARGES BY GENERAL PARTNER AND AFFILIATES

2009-2011

	2011	2010	2009

General partner fee	$160,000	$160,000	$160,000
Rent for office space	19,000	19,000	19,000
Reimbursement of expenses	1,787	—	1,301
Total	$180,787	$179,000	$180,301

An affiliate of the General Partner charges us for office space used by officers of the General Partner. The amounts charged for 2011, 2010, and 2009, are set forth in Table 11, above. The amount paid by us during 2011 was $18,950, which represents rent for the first, second, and third quarters of 2011, except for $50 remaining to be paid with respect to the third quarter of 2011, as well as the fourth quarter of 2010. The amount paid by us during 2010 was $19,000, which represents rent for the first, second, and third quarters of 2010 as well as the fourth quarter of 2009. The amount paid by us during 2008 was $19,000, which represents rent for the first, second, and third quarters of 2008 as well as the fourth quarter of 2007. At December 31, 2011, the amount of accrued but unpaid rent was $4,800.

Officers of the General Partner charge us for their out-of-pocket expenses incurred when traveling on partnership business or otherwise incurred in connection with our business or us. The amounts charged for and paid during 2011, 2010, and 2009 are set forth in Table 11, above. At March 23, 2012 and December 31, 2011, we owed nothing with respect to reimbursement of out-of-pocket expenses.

During 2011, an affiliate of the General Partner reimbursed us $454 for an advance we made on behalf of that affiliate to a third party that we and that affiliate have separately engaged for filing SEC documents.

The General Partner and its affiliates charge us late fees on amounts not timely paid, with interest at an annual rate of 10%, compounded quarterly. No amounts were charged for 2011, 2010, or 2009.

Except for the preceding items, there were no transactions between the General Partner or its affiliates (including Management of the General Partner and their immediate families) and us during the fiscal year ended December 31, 2011 or thereafter. There were no other related party transactions and there existed no indebtedness to us from the General Partner or its affiliates (including Management of the General Partner and their immediate families).

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

The General Partner approved the appointment of Frost as our independent registered public accountants for the fiscal year ended December 31, 2011.

Table 12, below, details the aggregate fees for professional services and expenses by our Independent Registered Public Accounting firm during 2011 and 2010.

TABLE 12: FEES FOR PROFESSIONAL SERVICES BY THE PARTNERSHIP'S

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

		Year Ended December 31,
		2011	2010

Audit fees	[a]	$30,582	$44,038
Audit-related fees		—	—
Tax compliance fees		—	—
Other fees		—	—
		$30,582	$44,038

Notes:

[a]	The aggregate fees for professional services rendered by the independent registered public accounting firm for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, or services normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011 and 2010.

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

[THE REST OF THIS PAGE IS BLANK]

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The documents filed as part of this report are listed in the Index to Financial Statements set forth in Table 13 below.

TABLE 13: INDEX TO FINANCIAL STATEMENTS

Financial Statement Schedules

The financial statement schedules filed as part of this report are listed in the Index to Financial Statement Schedules set forth in Table 14, below. All other required supplemental financial schedules are either contained within the notes to the financial statements or are not applicable.

[THE REST OF THIS PAGE IS BLANK]

Exhibits

A complete listing of exhibits, including those incorporated by reference, is shown on Table 15, below. All other exhibits are not applicable.

TABLE 15: LIST OF EXHIBITS
Exhibit No.	Description of Exhibit
3.1	Amended and Restated Partnership Agreement of Reeves Telecom Limited Partnership (as amended October 28, 2008). Filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed on November 3, 2008. [a]
31	Rule 13a-14(a)/15d-14(a) Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Ingram & Company, Inc. appraisal of the Boiling Spring Lakes property as of December 31, 2011.

Notes:

[a]	Incorporated herein by reference.

[THE REST OF THIS PAGE IS BLANK]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEVES TELECOM LIMITED PARTNERSHIP

Signatures		Title	Date

By:	Grace Property Management, Inc.	General Partner	March 30, 2012

By:	/s/ DAVIS P. STOWELL
Davis P. Stowell
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ DAVIS P. STOWELL	President and Director of	March 30, 2012
	Davis P. Stowell	General Partner
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)

[THE REST OF THIS PAGE IS BLANK]

REEVES TELECOM LIMITED PARTNERSHIP

December 31, 2011 and 2010

Financial Statements

And

Supplementary Information

With

Report of Independent Registered Public Accounting Firm

Table of Contents

Page

Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Changes in Partners’ Capital	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 – F-13

Supplementary Information

Independent Registered Public Accounting Firm Report on Supplementary Information	F-14

Valuation and Qualifying Accounts	F-15

Real Estate and Accumulated Depreciation	F-16

Reconciliation of Gross and Net Book Value	F-17

Report of Independent Registered Public Accounting Firm

Partners

Reeves Telecom Limited Partnership

Glen Head, New York

We have audited the accompanying balance sheets of Reeves Telecom Limited Partnership as of December 31, 2011 and 2010, and the related statements of operations, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2011. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reeves Telecom Limited Partnership as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

Certified Public Accountants

Little Rock, Arkansas

March 28, 2012

REEVES TELECOM LIMITED PARTNERSHIP

Balance Sheets

December 31, 2011 and 2010

	2011	2010
Assets

Cash and cash equivalents	$1,935,978	$458,956
Certificates of deposit	-	1,886,000
Accrued interest receivable	-	10,124
Properties held for sale and property and equipment
Properties held for sale	391,197	393,948
Property and equipment, net	227,939	231,489
Other assets	3,350	-

Total assets	$2,558,464	$2,980,517

Liabilities and Partners' Capital

Liabilities
Accounts payable and accrued expenses	$201,908	$181,142
Accrued expenses - affiliates	44,800	44,750
Total liabilities	246,708	225,892

Commitments and contingencies

Partners' capital
Issued and outstanding 1,811,062 at December 31, 2011 and 2010	2,311,756	2,754,625

Total liabilities and partners' capital	$2,558,464	$2,980,517

The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

Statements of Operations

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Revenues
Property sales	$66,678	$-	$17,904
Interest income	4,516	14,923	33,270
Other revenue	1,583	2,673	97
Total revenues	72,777	17,596	51,271

Operating expenses
Direct costs of property sold	2,752	-	6
Selling, general and administrative expenses	509,344	496,966	512,916
Depreciation	3,550	3,779	3,846
Total operating expenses	515,646	500,745	516,768

Net loss	$(442,869)	$(483,149)	$(465,497)

Loss per Partnership unit	$(0.24)	$(0.27)	$(0.26)

Partnership weighted-average units issued
and outstanding	1,811,062	1,811,262	1,811,454

The accompanying notes are an integral part of these financial statements.

F-3

REEVES TELECOM LIMITED PARTNERSHIP

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2011, 2010 and 2009

Balance - January 1, 2009	$3,703,271

Net loss	(465,497)

Balance - December 31, 2009	3,237,774

Net loss	(483,149)

Balance - December 31, 2010	2,754,625

Net loss	(442,869)

Balance - December 31, 2011	$2,311,756

The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities
Net loss	$(442,869)	$(483,149)	$(465,497)
Adjustments to reconcile net loss to net cash
used by operating activities
Depreciation	3,550	3,779	3,846
Changes in operating assets and liabilities
Accrued interest receivable	10,124	(9,143)	11,521
Properties held for sale	2,751	-	6
Other assets	(3,350)	-	-
Accounts payable and accrued expenses	20,766	(17,352)	14,246
Accrued expenses - affiliates	50	-	-
Net cash used by operating activities	(408,978)	(505,865)	(435,878)

Cash flows from investing activities
Purchases of land improvements and equipment	-	(1,096)	(50,943)
Purchases of certificates of deposit	(490,000)	(3,091,000)	(3,840,000)
Proceeds upon maturity of certificates of deposit	2,376,000	2,405,000	5,600,000
Net cash provided (used) by investing activities	1,886,000	(687,096)	1,709,057

Net increase (decrease) in cash and cash equivalents	1,477,022	(1,192,961)	1,273,179

Cash and cash equivalents - beginning of year	458,956	1,651,917	378,738

Cash and cash equivalents - end of year	$1,935,978	$458,956	$1,651,917

The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

1.	Nature of Operations

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

The remaining assets of the Partnership are primarily land held for sale and cash. The cash was generated from real estate sales including the sale of a golf club. During the first quarter of 2001, the Partnership sold the golf club.

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

Properties held for sale generally represent undeveloped lots for which depreciation expense is not recorded. The Partnership assesses the realizability of the carrying value of its properties held for sale and related buildings and equipment whenever triggering events or changes in circumstance indicate that impairment may have occurred in accordance with the provisions of ASC 360-10, “Property, Plant and Equipment.” The Partnership’s assets have been written down, from time to time, to reflect their fair values based upon appraisals.

e.	Significant concentrations of credit risk – From time to time during 2011, the Partnership maintained cash balances in excess of Federal Deposit Insurance Corporation (“FDIC”) insured amounts. In the event the bank, where the Partnership maintains its accounts, becomes insolvent, the Partnership may lose some or all of such excess over FDIC insured amounts.

At December 31, 2011, the Partnership maintained cash and investments in money market mutual funds totaling $1,204,699 at its broker-dealer, or $704,699 in excess of Securities Investor Protection Corporation (“SIPC”) insured amounts. In the event the broker-dealer, where the Partnership maintains its accounts, becomes insolvent or amounts in the Partnership’s account are lost or go missing due to fraud or otherwise, the Partnership may lose some or all of such excess over SPIC insured amounts.

f.	Cash and cash equivalents – For purposes of the statements of cash flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions, money market accounts and U.S. Treasury securities with maturities of less than 91 days at the date of purchase. Cash equivalents are stated at cost, which approximates market value.

g.	Impairment of long-lived assets – The Partnership’s long-lived assets, primarily real estate held for sale, are carried at cost unless circumstances indicate the carrying value of the assets may not be recoverable. The Partnership obtains an appraisal periodically (typically, every two years) for the Boiling Spring Lakes property and evaluates the carrying value of the property based on such appraisal. The Partnership obtained an appraisal as of December 31, 2011, which did not indicate any impairment should be recognized. The Partnership applies a valuation allowance to land if such land is unsuitable for the installation of an individual septic system as determined by testing

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

2.	Summary of Significant Accounting Policies (cont.)

conducted by the local health department or, in the absence of such testing, as determined by the Partnership based upon topography. Land the Partnership believes to be suitable for the installation of an individual septic system based upon topography may, by subsequent testing, be determined to be unsuitable. More typically, land the Partnership believes to be unsuitable for a septic system based upon topography may, by subsequent testing, be determined to be suitable. The valuation allowance is allocated among the land held for sale only following each periodic appraisal, while the determination of a particular lot or parcel of land as being suitable or unsuitable for a septic system may be made at any time prior to the sale of such land. Since the direct cost of land sold is net of the applicable valuation allowance, the direct cost of a lot or parcel of land the Partnership believes to be suitable for a septic system that, on the basis of testing, is subsequently determined to be unsuitable may, therefore, exceed the sales price of such land, in which case the Partnership would realize a loss on the sale of such land. To the best of management’s knowledge, the Partnership has never realized such a loss, and if such a loss or losses were to occur, management believes the aggregate amount of such losses would not materially affect the Partnership’s financial condition or results from operations.

h.	Advertising costs – Advertising costs of $7,359, $7,783 and $4,494 were expensed as incurred during the years ended December 31, 2011, 2010 and 2009, respectively.

i.	Recent accounting pronouncements – In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends ASC 820, “Fair Value Measurements and Disclosures,” providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. The amendments in ASU 2011-04 are to be applied prospectively. The amendments are effective for annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material effect on the Partnership’s financial statements.

3. Properties Held for Sale and Property and Equipment

The Partnership obtained an independent appraisal report dated March 2012 valuing the properties held for sale at December 31, 2011. Based upon this appraisal, management determined that no additional valuation allowances were required. Management believes the properties held for sale are not reported in excess of their fair values at December 31, 2011 or 2010.

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

3.	Properties Held for Sale and Property and Equipment (cont.)

A summary of properties held for sale and property and equipment at December 31, 2011 and 2010 is as follows:

	2011	2010
Properties held for sale
Boiling Spring Lakes land held for sale	$926,440	$932,862
Less valuation allowance	(535,243)	(538,914)
Total properties held for sale	391,197	393,948

Property and equipment
Land and land improvement	248,738	248,738
Buildings	58,301	58,301
Equipment	11,045	11,045
	318,084	318,084
Less accumulated depreciation	(90,145)	(86,595)
Total property and equipment, net	227,939	231,489

Total properties held for sale and property
and equipment, net	$619,136	$625,437

4.	Investments

At December 31, 2010, investments consisted of certificates of deposit held with various financial institutions. The fair market value of the investments may fluctuate depending on changes in interest rates. Fair market value was $1,885,245 at December 31, 2010. The net unrealized loss was $755 at December 31, 2010. Cost was $1,886,000 at December 31, 2010. Investment income was $14,798 for the year ended December 31, 2010. There were no investments held as of December 31, 2011.

5.	Accrued Expenses – Affiliates

A summary of accrued expenses owed to affiliates at December 31, 2011 and 2010 is as follows:

	2011	2010

General Partner's fees	$40,000	$40,000
Rent	4,800	4,750

	$44,800	$44,750

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

5.	Accrued Expenses – Affiliates (cont.)

General Partner’s fees represent amounts owed to the General Partner. Rent represents amounts owed to certain affiliates of the General Partner. From time to time, the General Partner and its affiliates charge the Partnership interest on amounts owed to them. See Note 6 for additional information regarding related party transactions.

6.	Related Party Transactions

The General Partner and its affiliates charged the Partnership for services and office space for the years ended December 31, 2011, 2010 and 2009 as follows:

	2011	2010	2009

General Partner's fees	$160,000	$160,000	$160,000
Rent for office space	19,000	19,000	19,000
Reimbursement of other expenses	1,787	-	1,301

	$180,787	$179,000	$180,301

Fees charged by the general partner are determined on an annual basis and represent services provided by the general partner for management, financial statement preparation and Securities and Exchange Commission filings throughout the year.

7. Income Taxes

No provision has been made for federal income taxes since income or loss is includable in the partners’ returns as they report to tax authorities in their respective capacities as partners. There were no state income taxes paid in 2011 or 2010.

The Partnership is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2007. The Partnership’s federal and state tax returns are not currently under examination. The Partnership recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2011 and 2010, the Partnership did not recognize any interest or penalties. The Partnership did not have any interest or penalties accrued at December 31, 2011 or 2010.

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

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

Commitment for Municipal Water and Sewer Services

Most of the land owned by the Partnership lacks municipal water and sewer service. The City of Boiling Spring Lakes, North Carolina, began to phase in municipal water service to certain portions of the development in 2004. A significant portion of the costs of water distribution and sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land. In January 2011, the City of Boiling Spring Lakes completed an expansion of the municipal water system that began in 2009. The cost of the expansion was borne by owners of land directly passed by the new water mains by the payment of an assessment of $500 per lot plus a tap fee of $860 per lot containing a dwelling. The Partnership’s total assessment was determined to be $49,500 based upon a formula that allows adjoining lots to be aggregated into a group and counted as one lot for assessment purposes. Should the Partnership sell some, but not all, of the lots that were aggregated into a group, an additional assessment may have to be paid by the Partnership with respect to such lots at the time the sale of such lots is closed. The Partnership capitalized $49,500 of assessments in 2009 by increasing the cost basis of land affected.

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

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

8.	Commitments and Contingencies (cont.)

Endangered/Protected Species

Portions of Boiling Spring Lakes and surrounding area are known as or believed to be the habitat of various species of flora and fauna which have been identified as endangered or protected species. Development of the Partnership’s land is subject to various laws and regulations intended to limit disturbance of endangered and protected species.

The Red-cockaded Woodpecker is one endangered species known to inhabit portions of Boiling Spring Lakes. During 2006, the U.S. Fish and Wildlife Service undertook certain initiatives to preserve the habitat of the endangered woodpecker, and for a portion of 2006, the City of Boiling Spring Lakes temporarily ceased issuing building permits altogether for land in the proximity of a known or suspected nesting site. The Partnership believes that not more than approximately 200 acres, or approximately 24%, of the Partnership’s land may be affected by restrictions relating to the Red-cockaded Woodpecker, although the amount of land affected could increase under certain circumstances. Management believes that the Partnership’s land sales will continue to be reduced compared to past years until the City of Boiling Spring Lakes has developed a conservation plan to protect the habitat of the Red-Cockaded Woodpecker or until other means of addressing the concerns of the U.S. Fish and Wildlife Service can be implemented

The Partnership has not made any representations or warranties to buyers of land as to the Red-cockaded Woodpecker or to protected or endangered species generally. Nevertheless, it is reasonably possible that one or more such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the presence of protected or endangered species on or near the land or to restrictions on issuing building permits designed to preserve the habitat of protected or endangered species, preventing such buyer from utilizing the land in the matter intended. If any litigation is instituted seeking compensation or rescission due to endangered and protected species, the Partnership believes that it would prevail on the merits. As of the date of this report, there is no pending litigation, and the Partnership is not aware of any potential claims or actions relating to these matters. The Partnership has made no provision in the financial statements related to this contingent liability

Water Level of Lakes

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

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

8.	Commitments and Contingencies (cont.)

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

Independent Registered Public Accounting Firm

Report on Supplementary Information

Partners

Reeves Telecom Limited Partnership

Glen Head, New York

Our report on our audits of the basic financial statements of Reeves Telecom Limited Partnership as of December 31, 2011 and 2010 appears on page 1. Those audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules on pages 15 through 17 are not a required part of the basic financial statements but are supplementary information required by the Securities and Exchange Commission. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Certified Public Accountants

Little Rock, Arkansas

March 28, 2012

REEVES TELECOM LIMITED PARTNERSHIP

Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to		Changes	Balance at
	Beginning of	Costs and		Add	End of
	Period	Expenses	Deductions	(Deduct)	Period

For the year ended December 31, 2011
Real estate valuation allowance	$538,914	$-	$(3,671)	$-	$535,243

For the year ended December 31, 2010
Real estate valuation allowance	$538,914	$-	$-	$-	$538,914

For the year ended December 31, 2009
Real estate valuation allowance	$539,373	$-	$(459)	$-	$538,914

NOTES:

(1)	Additions to the real estate valuation allowance charged to costs and expenses reduce the reported book value of certain real estate held for sale to approximate market.

(2)	Deductions to the real estate valuation allowance reflect the sale of real estate to which the valuation allowance applies.

 See independent registered public accounting firm report on supplementary information.

REEVES TELECOM LIMITED PARTNERSHIP

Real Estate and Accumulated Depreciation

December 31, 2011

Life Upon
Which
Depreciation
			Cost					in Latest
			Capitalized	Gross Amount				Income
		Initial Cost to	Subsequent to	Carried at	Accumulated	Net Book	Date of	Statement is
Description	Encumbrances	Partnership	Acquisition	End of Period	Depreciation	Value	Acquisition	Computed
Boiling Spring Lakes, North Carolina
Building lots and land	$-	$553,035	$373,405	$926,440	$-	$926,440	May 1980	N/A

NOTES:

(1)	All building lots and land held for sale are unimproved.

(2)	The amounts shown for building lots and land in Boiling Spring Lakes do not reflect valuation allowance of $535,243 at December 31, 2011. See Valuation and Qualifying Accounts on page 15. The valuation allowance, established in previous years to reduce the carrying value of the Partnership’s land in Boiling Spring Lakes to approximate market value, is reviewed from time to time to determine its adequacy and is reduced as land is sold.

 See independent registered public accounting firm report on supplementary information.

REEVES TELECOM LIMITED PARTNERSHIP

Reconciliation of Gross and Net Book Value

	Gross	Accumulated	Net
	Book Value	Depreciation	Book Value
Year Ended December 31, 2011
Balance - beginning of period	$932,862	$-	$932,862
Additions during period
Improvements	-	-	-
Deductions during period
Cost of real estate sold	(6,422)	-	(6,422)

Balance - end of period	$926,440	$-	$926,440

Year Ended December 31, 2010
Balance - beginning of period	$932,862	$-	$932,862
Additions during period
Improvements	-	-	-
Deductions during period
Cost of real estate sold	-	-	-

Balance - end of period	$932,862	$-	$932,862

Year Ended December 31, 2009
Balance - beginning of period	$883,204	$-	$883,204
Additions during period
Improvements	50,123	-	50,123
Deductions during period
Cost of real estate sold	(465)	-	(465)

Balance - end of period	$932,862	$-	$932,862

NOTE:

(1)	Cost of real estate sold does not reflect valuation allowances. See Valuation and Qualifying Accounts on page 15.

See independent registered public accounting firm report on supplementary information.

