Form 10-Q
period 2012-03-31
REEVES TELECOM LTD PARTNERSHIP
filed 2012-05-15
CIK 314741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

REEVES TELECOM LIMITED PARTNERSHIP

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

AT MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and cash equivalents	$1,712,789	$1,935,978
Properties held for sale and property and equipment
Properties held for sale, net	380,583	391,197
Property and equipment, net	227,052	227,939
Other assets	3,350	3,350
Total assets	$2,323,774	$2,558,464
Liabilities and Partners' Capital
Current liabilities
Accounts payable and accrued expenses	$82,730	$201,908
Accrued expenses - affiliates	44,750	44,800
Total current liabilities	127,480	246,708
Commitments and contingencies
Partners' capital	2,196,294	2,311,756
Total liabilities and partners' capital	$2,323,774	$2,558,464

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Property sales	$8,850	$25,928
Interest income	189	1,299
Total revenues	9,039	27,227
Operating expenses
Direct costs of property sold	262	1,829
Selling, general and administrative expenses	123,352	115,029
Depreciation	887	844
Total operating expenses	124,501	117,702
Net loss	(115,462)	(90,475)
Partners' capital at beginning of period	2,311,756	2,754,625
Partners' capital at end of period	$2,196,294	$2,664,150
Net loss per partnership unit	$(0.06)	$(0.05)
Weighted average partnership units issued and
outstanding	1,811,062	1,811,062

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(115,462)	$(90,475)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	887	844
Changes in operating assets and liabilities
Prepaid and other current assets	--	8,795
Property held for sale, net	10,614	1,829
Accounts payable and accrued expenses	(119,178)	(96,208)
Accrued expenses - affiliates	(50)	44,750
Net cash used in operating activities	(223,189)	(130,465)
Cash flows from investing activities
Purchase of short-term investments	--	(490,000)
Proceeds from maturities of short-term investments	--	1,255,000
Increase in other assets, net	--	(500)
Net cash provided by investing activities	--	764,500
Net (decrease) increase in cash and cash equivalents	(223,189)	634,035
Cash and cash equivalents - beginning of period	1,935,978	458,956
Cash and cash equivalents - end of period	$1,712,789	$1,092,991

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

The remaining assets of the Partnership are primarily: (a) approximately 816 acres of land held for sale and some related assets (the “Property”) within the City of Boiling Spring Lakes, North Carolina (the “City”), and (b) cash. The Property is all that remains from a 14,000-acre development in Brunswick County, North Carolina that was begun in 1962 by the Corporation. The cash was generated primarily from real estate sales, including the sale of a golf club during the first quarter of 2001. Upon any sales of the remaining assets, the Partnership may acquire additional properties or make distributions to the partners. The Partnership currently has no intent to acquire additional properties but is not precluded from doing so.

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

The Partnership’s General Partner is Grace Property Management, Inc.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

2.	Summary of Significant Accounting Policies

a.	Basis of presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership’s results of operations and financial condition have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 30, 2012.

The accompanying unaudited condensed financial statements have been prepared using the accrual basis of accounting. The Partnership’s assets have been written down, from time to time, to reflect their fair values based upon appraisals.

b.	Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c.	Property sales - Property sales represent primarily individual building lots and other undeveloped land sold for cash and may from time to time represent the gross sales price of residential houses built or acquired by the Partnership for resale. The revenue from these sales is recognized at the closing date unless a deferral is required pursuant to The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-20, “Real Estate Sales.” Land cost included in direct costs of property sold represents the proportionate amount of the total initial project costs, after recorded valuation allowances, based on the sales value of the land sold to the total estimated project sales value plus the value of any capital improvements made subsequent to the initial project costs.

d.	Properties held for sale and property and equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is calculated on the straight-line basis over the estimated useful lives of 8 to 40 years for buildings and 5 to 20 years for equipment and land improvements.

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

e.	Significant concentrations of credit risk - The Federal Deposit Insurance Corporation (“FDIC”), an independent agency of the United States government, insures bank deposits up to $250,000 per depositor, per bank, subject to certain conditions. In addition, effective from December 31, 2010 through December 31, 2012, the FDIC insures all bank deposits in noninterest bearing transaction accounts, such as checking accounts, without limitation as to amount. In the event that any bank where the Partnership holds funds becomes insolvent, the Partnership may lose some or all of any excess over FDIC-insured limits held at that bank. From time to time, the Partnership has had, and in the future may have, cash balances at its principal bank in excess of FDIC-insured amounts. At March 31, 2012, the amount of cash balances in excess of FDIC-insured amounts was $983.

The Securities Investor Protection Corporation (“SIPC”), a non-profit corporation set up and funded by the brokerage industry, insures investors’ accounts at member brokerage firms up to $500,000 per investor, subject to certain conditions, in the event that a member brokerage firm goes bankrupt, and cash and securities are missing from customer accounts. The SIPC provides for supplementing the recovery by customers of a failed brokerage firm by up to $500,000 per customer, including up to $250,000 for cash claims. Typically, most or all of the Partnership’s funds held at its brokerage firm are invested in brokered certificates of deposit, each of which is fully insured by the FDIC, although, at times significant amounts held at the brokerage firm have not been, and in the future may not be, invested in FDIC-insured certificates of deposit. In the event the brokerage firm where the Partnership maintains its accounts becomes insolvent or amounts in the Partnership’s accounts are lost or go missing due to fraud or otherwise, the Partnership may lose some or all of such excess over SIPC-insured amounts to the extent that the Partnership’s accounts are not invested in FDIC-insured certificates of deposit. At March 31, 2012, the Partnership had no account balances in excess of SIPC-insured amounts.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

f.	Cash and cash equivalents - For purposes of the statements of cash flows, the Partnership considers cash and cash equivalents as cash on hand, cash deposited in financial institutions (other than certificates of deposit), money market accounts, and U.S. Treasury securities with maturities of less than 91 days at the date of purchase. Cash equivalents are stated at cost, which approximates market value.

g.	Short-term investments - From time to time, the Partnership has invested in certificates of deposit issued by various financial institutions. These certificates of deposit were designated as held to maturity and were reported at their cost, which was not materially different from their fair market value. The Partnership held some short-term investments during the three months ended March 31, 2011. The Partnership held no short-term investments during the three months ended March 31, 2012.

h.	Impairment of long-lived assets - The Partnership’s long-lived assets, primarily real estate held for sale, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. The Partnership obtains an appraisal of the Property periodically (typically, every two years). The most recent appraisal was dated as of December 31, 2011. Management evaluates the carrying value of the Property based on the latest appraisal at the time the appraisal is received and periodically thereafter. Based upon Management’s latest evaluation, the Partnership does not expect to reduce the carrying value of the Property in the near future.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The amount of the valuation allowance at March 31, 2012 and December 31, 2011 is $534,785 and $535,243, respectively.

i.	Fair value measurements - The Partnership adopted FASB ASC 820, “Fair Value Measurements and Disclosures”. FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.

j.	Recent accounting pronouncements – In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. Effective for periods beginning after December 15, 2011, ASU No. 2011-04 clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. ASU No. 2011-04 applies only to the Partnership’s disclosures, if any, related to the fair value of assets and liabilities and has not had a significant impact on the Partnership’s footnote disclosures.

All other new and recently issued, but not yet effective, accounting pronouncements have been deemed to be not relevant to the Partnership and therefore are not expected to have any impact once adopted.

3.	Commitments and Contingent Liabilities

Dam Repairs

The Partnership is responsible for the maintenance and repair of a dam within the City. Since 2001, the Partnership has spent approximately $185,000 to maintain and repair the dam.  The Partnership intends to deed the dam to the City, but the City requires certain additional repairs before accepting ownership.  There can be no assurance that the City will not require the Partnership to perform yet additional work on the dam or that the City will accept title upon the completion of such work. Further, the Partnership believes that damage to the dam, such as could occur during a hurricane or a flood, before the transfer of title could result in significant repair costs in addition to those required by the City. The Partnership has made no provision in the financial statements related to this contingent liability.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Commitment for Municipal Water Service

The City began to phase in municipal water service, including to certain portions of the Property, in 2004. The most recent expansion of the water distribution system was completed in January 2011. The Partnership paid a total of $136,500 for water assessments from 2004 through 2011. The Partnership capitalized each assessment by increasing the cost basis of the land affected by the phase of the water system to which the assessment relates. Each assessment was based upon a formula that allowed adjoining lots to be aggregated into a group and counted as one lot for assessment purposes, provided that, in the event that the Partnership were to subsequently sell some, but not all, of the lots that were aggregated into a group, an additional assessment might have to be paid by the Partnership with respect to such lots at the time the sale of such lots closed. The Partnership has made no provision in the financial statements related to this contingent liability. The Partnership believes that the transfer of the municipal water system and refund of assessments paid described below may eliminate some or all of this contingent liability.

In May 2010, the City transferred ownership of the municipal water system to Brunswick County in exchange for the County’s construction of a wastewater collection system within a portion of the City. In connection with the transfer, the City retained the cash surplus in the municipal water assessment fund. In March 2012, the City began to refund the cash surplus to eligible property owners, including the Partnership, who had previously paid water assessments. It has been reported that up to approximately 69% of the total assessments paid by eligible property owners will be refunded by the City in one or more payments through June 30, 2012. The Partnership received refunds totaling $10,352 through March 31, 2012, and an additional $36,577 in refunds subsequent to the end of the first quarter of 2012. The Partnership may receive up to an additional $47,271 in refunds by June 30, 2012, although the actual amount of additional refunds to be received may be more or less than such amount. Each refund check identifies the lot(s) or tract(s) of land to which the refund applies. During the first quarter of 2012, the Partnership reduced the cost basis of the lots to which the $10,352 refund relates. While the Partnership has made no provision in the financial statements for refunds received after March 31, 2012, it intends to reduce the cost basis of the land to which such refunds relate.

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

The County has not yet determined which of the two plans will be undertaken, nor has the County determined what method will be used to allocate the cost of the sewer lines to the property owners, including but not limited to the Partnership, who will benefit from the sewer lines. Depending upon the final construction cost, the financing structure used by the County to fund the sewer lines, and the method used to allocate the cost to property owners, the Partnership may face total assessments for the sewer lines ranging from $184,000 to $750,000 if the shorter sewer line plan is adopted and from $1 million to $1.9 million if the longer sewer line plan is adopted. The Partnership believes that the sewer lines should be completed by the end of 2013, though there can be no assurance that construction will be commenced or completed as or when planned, that the actual cost will not differ significantly from what is currently contemplated, or that assessments of the property owners, including but not limited to the Partnership, whose land will stand to benefit from the sewer lines will not differ significantly from current estimates. If the Partnership were to sell any land intended to benefit from sewer lines prior to the Partnership being assessed, of which there can be no assurance, the selling price of that land would likely be reduced by the anticipated amount of such assessment. The Partnership expects to capitalize any such assessment paid by it by increasing the cost basis of the land held for sale. At this time, the Partnership cannot estimate the amount of any such assessments that the Partnership might face, nor can it predict when such assessments will be due. Accordingly, the Partnership has made no provision in the financial statements related to this contingent liability.

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

The General Partner is entitled to receive from the Partnership a general partner’s fee. The amount of the general partner’s fee for the three months ended March 31, 2012 and 2011 was $40,000 and $40,000, respectively. At March 31, 2012, the Partnership accrued $40,000 for general partner’s fees due but not yet paid.

The Partnership pays rent to an affiliate of the General Partner for office space located at 55 Brookville Road, Glen Head, New York. The amount of rent for the three months ended March 31, 2012 and 2011 was $4,750 and $4,750, respectively. At March 31, 2012, the Partnership accrued $4,750 for rent due but not yet paid.

The Partnership reimburses the General Partner and its president for out-of-pocket expenses incurred by them on behalf of the Partnership. The amount of out-of-pocket expenses subject to reimbursement incurred and paid for the three months ended March 31, 2012 and 2011 was $0 and $207, respectively.

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

Readers are cautioned not to place undue reliance upon these forward-looking statements, which reflect Management’s analysis only as to the date hereof. Readers should carefully review the risk factors described in Part I, Item 1A, “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 30, 2012; the footnotes to the financial statements contained in this quarterly report; and other documents that we have filed and from time to time will file with the SEC which could cause actual results to differ materially from those in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

REEVES TELECOM LIMITED PARTNERSHIP

General

Our principal asset is our undeveloped land in Boiling Spring Lakes, comprising approximately 816 acres. As of March 31, 2012, we owned the following undeveloped land:

•	Approximately 354 acres, divided into 1,072 platted individual lots, both recorded and unrecorded, intended for residential use.

•	Approximately 244 acres intended for residential use.

•	Approximately 219 acres intended for commercial use.

Our business is primarily the sale of the individual lots, concentrating on those lots situated on existing paved roads and rocked roads. From time to time, we may add to our inventory of individual lots situated on paved roads and rocked roads by paving or rocking roads that are currently unpaved or not rocked.

Local Real Estate Market Conditions

We believe that local financial institutions have maintained tight credit requirements, due, in part, to concerns that the prices of residential and commercial real estate may continue to decline during 2012 and, perhaps, even into 2013. We believe that these restrictive lending practices by area banks have contributed, in part, to a sluggish local real estate market and to a reduction in our real estate sales, and may have the effect of reducing our real estate sales in the future.

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

REEVES TELECOM LIMITED PARTNERSHIP

Residential

The real estate market in Brunswick County has been, at best, sluggish and uneven, as evidenced by the following data from the North Carolina Association of Realtors for the Brunswick County Multiple Listing Service region (which region includes, in North Carolina, all of Bladen, Brunswick, and Columbus Counties and a portion of New Hanover County, and, in South Carolina, a portion of Horry County):

•	Existing home sales: The number of home sales for the twelve months ended February 29, 2012 was 11% higher than for the twelve months ended February 28, 2011, but 16% less than for the twelve months ended February 28, 2010.

•	Average sales price of existing homes: The average sales prices for January and February 2012 were $195,424 and $173,663, respectively, the lowest monthly average prices in five years, and 18% and 27%, respectively, lower than the average sales price of $238,945 for all of 2011.

It is unclear at this time when the real estate market in Brunswick County and, more particularly, for our land will see any significant improvement. The local real estate market continues to see short sales, that is, sales of houses at prices less than the amount of debt on the property, as well as foreclosures, both of which have the effect of increasing the supply of homes for sale and thereby reducing the selling prices of such homes. Until the market for existing homes improves significantly, the market for buildable lots, such as those we sell, will continue to be sluggish, at best. There remains a large inventory of lots available for sale in the City and the surrounding area, and relatively few transactions are being completed. We expect to see no significant improvement in real estate sales until the number of short sales and foreclosures in the local market moderates, economic conditions improve, and financial institutions loosen credit requirements. In addition, we believe that certain restrictions that went into effect in 2006 on building in the City within proximity to known or suspected nesting or foraging areas of the Red-cockaded Woodpecker have contributed to our lack of, or very limited, real estate sales in recent years by limiting new construction in the City, and will continue to have such effect.

Commercial

Historically, our sales of commercial land have been sporadic, and we have not sold any commercial land since the second quarter of 2007. Commercial development in the City has largely been concentrated along a stretch of State Road 87, the main road into and out of the City, along which road most of our commercial land is located. The local commercial real estate market has traditionally not been very strong, due to the City’s relatively small population, the lack of sewer service, and the availability of shopping and services in nearby towns, especially Southport, and large regional shopping centers in and close to Wilmington.

REEVES TELECOM LIMITED PARTNERSHIP

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

■	Revenue

Property Sales

Revenue from property sales was $8,850 for the three months ended March 31, 2012, compared to $25,928 for the three months ended March 31, 2011. The Partnership sold 1 individual undeveloped lot during the three months ended March 31, 2012, compared to 4 individual undeveloped lots sold during the three months ended March 31, 2011.

Management believes that the amount of revenue from property sales and the number of lots sold during the first quarter of 2012 and the first quarter and full year of 2011 are too low to discern any trend. The matters described under “Local Real Estate Market Conditions” above are expected to continue to have an adverse effect on property sales.

Interest Income

Interest income was $189 for the three months ended March 31, 2012, compared to $1,299 for the three months ended March 31, 2011. We attribute the 85% decrease principally to the facts that during the three months ended March 31, 2012 we held most of our cash in a non-interest bearing checking account and had no investments in certificates of deposit, whereas during the three months ended March 31, 2011 we had invested in certificates of deposit an average amount of $1,503,500, calculated as the average of the beginning and ending balances for that quarter. The decrease in the amount invested in certificates of deposit reflects, in part, our lack of significant revenues from property sales during 2011 and our consequent need to use cash received at maturity of some of our investments to pay our operating expenses, and, in part, Management’s desire to keep cash entirely liquid at a time when interest rates earned on certificates of deposit are near historical lows.

■	Direct Costs of Property Sold

Direct cost of property sold was $262 for the three months ended March 31, 2012, compared to $1,829 for the three months ended March 31, 2011. Management attributes the 86% decline, in part, to the decrease in the number of lots sold during the three months ended March 31, 2012 compared to the same period of 2011, and, in part, to the characteristics of the specific lots sold. One of the four lots sold during the first quarter of 2011 is situated in a section in which we own most of the roads, including one road that we paved in 2001. We capitalized the cost of paving that road and allocated the cost among the lots in that section that we owned at the time the road was paved. The lot that was sold during the first quarter of 2012 is in a section in which the City owns the paved roads. The difference in cost basis between lots in those two sections is approximately $1,030.

REEVES TELECOM LIMITED PARTNERSHIP

■	Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2012 were $8,323, or 7%, higher than for the same period of 2011. The increase is due principally to the following changes in components of selling, general and administrative expenses:

Real Estate Taxes

Real estate taxes for the first quarter of 2012 were $36,500, an increase of $5,500, or 18%, over real estate taxes for the first quarter of 2011. The increase reflects an increase in the assessed value of our land following a county-wide reassessment during 2011.

Accounting Fees and Expenses

Accounting fees and expenses for the three months ended March 31, 2012 were $9,238, compared to $5,059 for the three months ended March 31, 2011. The 83% increase is attributable primarily to two factors:

•	Auditors fees: Total auditor’s fees and expenses for the three months ended March 31, 2012 and 2011 were $5,539 and $2,184, respectively. The amount for the first quarter of 2012 includes our estimate of $5,000 for auditor’s fees and expenses relating to the first quarter of 2012 and $539 in reimbursable expenses incurred by our auditor relating to the 2011 audit for which we were invoiced during the first quarter of 2012. The amount for the first quarter of 2011 includes our estimate of $8,000 for auditor’s fees and expenses relating to the first quarter of 2011, less an adjustment of $5,816 relating to the 2010 audit. The adjustment is due to the difference between our estimate of auditor’s fees and expenses relating to the audit accrued at December 31, 2010, and the actual amount for which we were invoiced during the first quarter of 2011. Recognizing that difference of $5,816 in the first quarter of 2011 had the effect of reducing total auditor’s fees and expenses for the three months ended March 31, 2011 to $2,184. The comparison between total auditor’s fees and expenses for the three months ended March 31, 2012 and 2011, therefore, shows an increase of $3,355, notwithstanding the reduction in fees of $3,000 per quarter that we negotiated with the auditor for 2012.

•	Fees relating to electronic filing of tax returns: For the three months ended March 31, 2012, we accrued $1,699 for estimated fees and expenses relating to the electronic filing of partnership tax returns and K-1’s for 2012. For the same period of 2011, we accrued $625, for an increase of $1,074.

REEVES TELECOM LIMITED PARTNERSHIP

■	Depreciation

Depreciation was $887 for the three months ended March 31, 2012, compared to $844 for the three months ended March 31, 2011. While the change is an increase of 5%, the aggregate amount of the increase is immaterial.

Liquidity and Capital Resources

■	General

At March 31, 2012, we had $1,712,789 in cash, of which amount $1,461,155 was held in a non-interest bearing checking account because the FDIC insures balances in such accounts without limit. Substantially all of the remainder was held in interest-bearing money market accounts at local financial institutions. Accounts payable and accrued expenses, including accrued expenses owed to affiliates, as of such date totaled $127,480.

We require cash primarily for the payment of operating expenses and overhead, and capital expenditures incurred with respect to the property we own, principally the following.

•	Roads: Much of our land is accessible only by roads that are incomplete, or that are unpaved or lack a rocked surface, or that require repairs. Management believes that we will be able to sell such land only if incomplete roads are completed, the roads that are now unpaved or that lack a rocked surface are rocked, and the roads in need of repairs are repaired. In addition, we believe that we can achieve higher sales prices for many of our lots by paving certain roads with asphalt. The cost of such road improvements, if and when we decide to make such improvements, could be substantial. We have made no provision in our financial statements for such improvements.

•	Water and sewer: We may have to bear assessments relating to the installation of water and sewer lines installed by the City and others. We expect to incur assessments, payable in 2012, 2013, or 2014, relating to the installation of sewer lines; however, we cannot reliably estimate the amounts of these or any future assessments, nor can we accurately predict when these or any future assessments will become due. The total of such assessments is likely to be substantial. We have made no provision in our financial statements for such assessments.

REEVES TELECOM LIMITED PARTNERSHIP

Cash is generated primarily from individual lot sales. When that source of cash has not been sufficient to meet our liquidity requirements, as has been the case in recent years, we have supplemented cash generated from lot sales by drawing upon cash reserves and accruing general partner fees and certain other fees and expenses payable to the General Partner and its affiliates. We may seek to supplement our current cash balances and short-term investments by selling certain non-real estate assets, borrowing from local banks or the General Partner and/or its affiliates, negotiating credit facilities, issuing debt on such terms and conditions as the General Partner deems prudent, or seeking other forms of debt or equity financing as the General Partner deems appropriate, although it cannot be determined at this time what, if any, financing alternatives may be available and at what cost.

■	Cash Flows from Operating Activities

Operating activities used $223,189 of net cash during the three months ended March 31, 2012, compared to $130,465 of net cash used during the same period of 2011. We attribute the change primarily to a greater net loss for the first three months of 2012 than for the same period of 2011, greater amounts of accrued property taxes and other accrued expenses paid during the first quarter of 2012 than were paid during the first quarter of 2011, greater amounts of accrued expenses owed to affiliates paid during the first quarter of 2012 than were paid during the first quarter of 2011, and to there being no accrued interest at December 31, 2011 that was collected during the first quarter of 2012, whereas at December 31, 2010 we reported accrued interest of $10,124 and collected a net amount of $8,795 during the first quarter of 2011.

■	Cash Flows from Investing Activities

Investing activities provided no net cash during the first three months of 2012, compared to $764,500 of net cash provided during the same period of 2011. The change is due to the fact that during the third and fourth quarters of 2011 we did not reinvest proceeds received upon maturity of our investments, resulting in no investments being held at December 31, 2011. During the first three months of 2011, we received $1,255,000 upon maturity of certificates of deposit but reinvested only $490,000 prior to the end of the first quarter.

■	Long-term Debt

The Partnership had no long-term debt outstanding during the three months ended March 31, 2012 or the same period of 2011.

Off Balance Sheet Arrangements

The Partnership does not utilize off balance sheet arrangements, and there were none during the first three months of 2012 or 2011.

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

We also have exposure to market risk for changes in interest rates due primarily to the following:

•	Cash: The portion of our cash that is deposited in money market accounts at local financial institutions bears interest at a variable rate. If interest rates were to increase, we would earn more interest income on such cash balances. If interest rates were to decrease, we would earn less interest income on such cash balances. For the first quarter of 2012, our average cash balance invested in money market accounts, calculated as the average of the balances on the first and last days of the quarter, was $853,489, and, at March 31, 2012, we had cash of $251,483 held in interest-bearing money market accounts.

•	Certificates of deposit: From time to time, we invest a portion of our cash in certificates of deposit having a maturity of less than one year because we are able to earn a higher rate of interest on cash invested in certificates of deposit than on cash held in a money market account bearing interest at a variable rate. All of such securities are classified as securities held to maturity; hence, we bear substantially no risk of loss due to a change in the market value of any certificate of deposit we own resulting from a change in interest rates prior to maturity of such certificate of deposit. If interest rates were to increase, upon sale or maturity of any certificates of deposit then held, we would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the certificates of deposit then purchased. If interest rates were to decrease, upon sale or maturity of any certificates of deposit then held, we would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the certificates of deposit then purchased. During the first quarter of 2012, we had no cash invested in certificates of deposit.

REEVES TELECOM LIMITED PARTNERSHIP

Had the average level of annual interest rates earned on our cash balances during the three months ended March 31, 2012 been higher or lower by 100 basis points or one percent (1%), our net income would have been approximately $2,134 more and $189 less, respectively. The foregoing estimate of the change in net income is based upon the average of cash balances on the first and last days of the quarter as described above, and assumes that the interest rate on any cash balance bearing an interest rate of one percent (1%) or less would be reduced to 0%.

We had no interest-bearing debt outstanding during the first quarter of 2012.

We do not enter into derivative contracts for our own account to hedge against the risk of changes in interest rates.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Mr. Davis P. Stowell, the president of our General Partner, carries out the functions of our principal executive officer and principal financial officer, and, accordingly, he is deemed to be our “management” for the purpose of evaluating our disclosure controls and procedures and the effectiveness thereof. Mr. Stowell has, as of the end of the period covered by this Quarterly Report on Form 10-Q, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, Mr. Stowell has concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that occurred during the first fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REEVES TELECOM LIMITED PARTNERSHIP

PART II. OTHER INFORMATION

Item 1A.   Risk Factors

Investors should carefully consider the risks described in Part I, Item 1A, “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 30, 2012. There have been no material changes from the risk factors described in that Annual Report on Form 10-K. The risks and uncertainties described in that Annual Report on Form 10-K are not the only ones we or our unit holders face and there may be additional risks and uncertainties that we do not presently know of or that we currently consider not likely to have a material impact. If any of these risks and uncertainties develop into an actual event, it could materially and adversely affect our business, financial condition, results of operations, and/or cash flows.

Item 6.   Exhibits

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certification*.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section.

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

Date: May 15, 2012

