Form 10-Q
period 2012-06-30
REEVES TELECOM LTD PARTNERSHIP
filed 2012-07-27
CIK 314741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ________________________ to _______________________

Commission file number: 000-9305

REEVES TELECOM LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

South Carolina	57-0700063
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Grace Property Management, Inc. 55 Brookville Road, Glen Head, New York 11545
(Address of principal executive offices, ZIP code)

Registrant’s telephone number, including area code:	(516) 686-2221

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

REEVES TELECOM LIMITED PARTNERSHIP

FORM 10-Q

[THIS PAGE LEFT BLANK INTENTIONALLY]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

AT JUNE 30, 2012 AND DECEMBER 31, 2011

	At June 30, 2012	At December 31, 2011
	(Unaudited)
Assets

Cash and cash equivalents	$1,693,818	$1,935,978
Properties held for sale and property and equipment
Properties held for sale	298,456	391,197
Property and equipment, net	226,168	227,939
Other assets	3,350	3,350
Total assets	$2,221,792	$2,558,464

Liabilities and Partners' Capital

Current liabilities
Accounts payable and accrued expenses	$93,326	$201,908
Accrued expenses - affiliates	44,750	44,800
Total current liabilities	138,076	246,708
Commitments and contingencies
Partners' capital	2,083,716	2,311,756
Total liabilities and partners' capital	$2,221,792	$2,558,464

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Three Months Ended June 30,
	2012	2011
Revenues
Property sales	$0	$16,939
Interest income	187	1,045
Other income	0	272
Total revenues	187	18,256
Operating expenses
Direct costs of property sold	0	215
Selling, general and administrative expenses	111,880	111,965
Depreciation	885	930
Total operating expenses	112,765	113,110

Net loss	(112,578)	(94,854)
Partners' capital at beginning of period	2,196,294	2,664,150

Partners' capital at end of period	$2,083,716	$2,569,296
Net loss per partnership unit	$(0.06)	$(0.05)
Weighted average partnership units issued and
outstanding	1,811,062	1,811,062

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Six Months Ended June 30,
	2012	2011

Revenues
Property sales	$8,850	$42,867
Interest income	376	2,344
Other income	0	272
Total revenues	9,226	45,483
Operating expenses
Direct costs of property sold	262	2,044
Selling, general and administrative expenses	235,232	226,993
Depreciation	1,772	1,775
Total operating expenses	237,266	230,812

Net loss	(228,040)	(185,329)

Partners' capital at beginning of period	2,311,756	2,754,625

Partners' capital at end of period	$2,083,716	$2,569,296

Net loss per partnership unit	$(0.13)	$(0.10)

Weighted average partnership units issued and
outstanding	1,811,062	1,811,062

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(228,040)	$(185,329)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	1,772	1,775
Changes in operating assets and liabilities
Prepaid and other current assets	0	7,910
Property held for sale, net	92,740	2,044
Accounts payable and accrued expenses	(108,582)	(76,394)
Accrued expenses - affiliates	(50)	0
Net cash used in operating activities	(242,160)	(249,994)
Cash flows from investing activities
Purchase of investments	0	(490,000)
Proceeds from sale of investments	0	1,255,000
Increase in other assets, net	0	(500)
Net cash provided by investing activities	0	764,500

Net increase in cash and cash equivalents	(242,160)	514,506
Cash and cash equivalents - beginning of period	1,935,978	458,956
Cash and cash equivalents - end of period	$1,693,818	$973,462

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

The remaining assets of the Partnership are primarily: (a) approximately 817 acres of land held for sale and some related assets (the “Property”) within the City of Boiling Spring Lakes, North Carolina (the “City”), and (b) cash. The Property is all that remains from a 14,000-acre development in Brunswick County, North Carolina that was begun in 1962 by the Corporation. The cash was generated primarily from real estate sales, including the sale of a golf club during the first quarter of 2001. Upon any sales of the remaining assets, the Partnership may acquire additional properties or make distributions to the partners. The Partnership currently has no intent to acquire additional properties but is not precluded from doing so.

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

The Partnership’s General Partner is Grace Property Management, Inc.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

2. Summary of Significant Accounting Policies

a.	Basis of presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership’s results of operations and financial condition have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 30, 2012.

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

The Securities Investor Protection Corporation (“SIPC”), a non-profit corporation set up and funded by the brokerage industry, insures investors’ accounts at member brokerage firms up to $500,000 per investor, subject to certain conditions, in the event that a member brokerage firm goes bankrupt, and cash and securities are missing from customer accounts. The SIPC provides for supplementing the recovery by customers of a failed brokerage firm by up to $500,000 per customer, including up to $250,000 for cash claims. Typically, most or all of the Partnership’s funds held at its brokerage firm are invested in brokered certificates of deposit, each of which is fully insured by the FDIC, although, at times significant amounts held at the brokerage firm have not been, and in the future may not be, invested in FDIC-insured certificates of deposit. In the event the brokerage firm where the Partnership maintains its accounts becomes insolvent or amounts in the Partnership’s accounts are lost or go missing due to fraud or otherwise, the Partnership may lose some or all of such excess over SIPC-insured amounts to the extent that the Partnership’s accounts are not invested in FDIC-insured certificates of deposit. At June 30, 2012, the Partnership had no account balances in excess of SIPC-insured amounts.

f.	Cash and cash equivalents - For purposes of the statements of cash flows, the Partnership considers cash and cash equivalents as cash on hand, cash deposited in financial institutions (other than certificates of deposit), money market accounts, and U.S. Treasury securities with maturities of less than 91 days at the date of purchase. Cash equivalents are stated at cost, which approximates market value.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

g.	Short-term investments - From time to time, the Partnership has invested in certificates of deposit issued by various financial institutions. These certificates of deposit were designated as held to maturity and were reported at their cost, which was not materially different from their fair market value. The Partnership held some short-term investments during the six months ended June 30, 2011. The Partnership held no short-term investments during the six months ended June 30, 2012.

h.	Impairment of long-lived assets - The Partnership’s long-lived assets, primarily real estate held for sale, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. The Partnership obtains an appraisal of the Property periodically (typically, every two years). The most recent appraisal was dated as of December 31, 2011. Management evaluates the carrying value of the Property based on the latest appraisal at the time the appraisal is received and periodically thereafter. Based upon Management’s latest evaluation, the Partnership does not expect to reduce the carrying value of the Property in the near future.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The amount of the valuation allowance at June 30, 2012 and December 31, 2011 is $534,785 and $535,243, respectively.

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

3. Commitments and Contingent Liabilities

Dam Repairs

The Partnership is responsible for the maintenance and repair of a dam within the City. Since 2001, the Partnership has spent approximately $185,000 to maintain and repair the dam.  The Partnership intends to deed the dam to the City, but the City requires certain additional repairs before accepting ownership.  There can be no assurance that the City will not require the Partnership to perform yet additional work on the dam or that the City will accept title upon the completion of such work. Further, the Partnership believes that damage to the dam, which could occur during a hurricane or a flood, before the transfer of title could result in significant repair costs in addition to those required by the City. The Partnership has made no provision in the financial statements related to this contingent liability.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Commitment for Municipal Water Service

The City began to phase in municipal water service, including to certain portions of the Property, in 2004. The most recent expansion of the water distribution system was completed in January 2011. The Partnership has paid a total of $136,500 for water assessments from 2004 through 2011. The Partnership capitalized each assessment by increasing the cost basis of the land affected by the phase of the water system to which the assessment relates. The most recent assessment, $49,500 paid in 2009 and 2010, was based upon a formula that allowed adjoining lots to be aggregated into a group and counted as one lot for assessment purposes. The manner in which this assessment was originally structured provided that, in the event that the Partnership were to sell some, but not all, of the lots that were aggregated into a group, an additional assessment might have to be paid by the Partnership with respect to such lots at the time the sale of such lots is closed. The Partnership has made no provision in the financial statements related to this contingent liability. The Partnership believes that the transfer of the municipal water system and refund of a portion of assessments paid described below may eliminate some or all of this contingent liability.

In May 2010, the City transferred ownership of the municipal water system to Brunswick County in exchange for the County’s construction of a wastewater collection system within a portion of the City. As a condition of the transfer, the City retained the cash surplus in the municipal water assessment fund. In March 2012, the City began to refund the cash surplus to eligible property owners, including the Partnership, who had previously paid water assessments. The Partnership received refunds totaling $82,126 through June 30, 2012, or 87% of the $94,200 that the Partnership expects to receive. The actual amount of additional refunds to be received may be more or less than the Partnership presently expects. Each refund check identifies the lot(s) or tract(s) of land to which the refund applies. During the first and second quarters of 2012, the Partnership reduced the cost basis of the lots to which the $82,126 relates. The Partnership has made no provision in the financial statements for refunds received after June 30, 2012.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

4. Related Party Transactions

The General Partner is entitled to receive from the Partnership a general partner’s fee. The amount of the general partner’s fee for the three months and six months ended June 30, 2012 was $40,000 and $80,000, respectively. The amount of the general partner’s fee for the three months and six months ended June 30, 2011 was $40,000 and $80,000. At June 30, 2012, the Partnership accrued $40,000 for general partner’s fees due but not yet paid.

The Partnership pays rent to an affiliate of the General Partner for office space located at 55 Brookville Road, Glen Head, New York. The amount of rent for the three months and six months ended June 30, 2012 was $4,750 and $9,500, respectively. The amount of rent for the three months and six months ended June 30, 2011 was $4,750 and $9,500, respectively. At June 30, 2012, the Partnership accrued $4,750 for rent due but not yet paid.

The Partnership reimburses the General Partner and its president for out-of-pocket expenses incurred by them on behalf of the Partnership. The amount of out-of-pocket expenses subject to reimbursement incurred and paid for the three months and six months ended June 30, 2012 was $1,021 and $1,021, respectively. The amount of out-of-pocket expenses subject to reimbursement incurred and paid for the three months and six months ended June 30, 2011 was $0 and $207, respectively.

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

REEVES TELECOM LIMITED PARTNERSHIP

General

Our principal asset is our undeveloped land in Boiling Spring Lakes, Brunswick County, NC comprising approximately 817 acres. As of June 30, 2012, we owned the following undeveloped land:

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

REEVES TELECOM LIMITED PARTNERSHIP

Residential

The real estate market in Brunswick County has seen a rise in the number of existing home sales, and a slight improvement in prices, as evidenced by the following data from the North Carolina Association of Realtors for the Brunswick County Multiple Listing Service region (which region includes, in North Carolina, all of Bladen, Brunswick, and Columbus Counties and a portion of New Hanover County, and, in South Carolina, a portion of Horry County):

•	Existing home sales: The number of home sales in the month of May, 2012 (177) was 25% higher than the month of May, 2011 (142). Year over year April sales were 12% higher.

•	Average sales price of existing homes: The average sales prices for May 2012 and May 2011 were $237,946 and $233,629, respectively, or a 2% improvement.

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

REEVES TELECOM LIMITED PARTNERSHIP

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

■ Revenue

Property Sales

Revenue from property sales was $0 for the three months ended June 30, 2012, compared to $16,939 for the three months ended June 30, 2011. The Partnership sold 0 individual undeveloped lots during the three months ended June 30, 2012, compared to 3 individual undeveloped lots sold during the three months ended June 30, 2011.

Management believes that the amount of revenue from property sales and the number of lots sold during the second and first quarters of 2012 and full year of 2011 are too low to discern any trend. The matters described under “Local Real Estate Market Conditions” above are expected to continue to have an adverse effect on property sales.

Interest Income

Interest income was $187 for the three months ended June 30, 2012, compared to $1,045 for the three months ended June 30, 2011. We attribute the 82% decrease principally to the facts that during the three months ended June 30, 2012 we held most of our cash in a non-interest bearing checking account and had no investments in certificates of deposit. The decrease in the amount invested in certificates of deposit reflects, in part, our lack of significant revenues from property sales during 2011 and our consequent need to use cash received at maturity of some of our investments to pay our operating expenses, and, in part, Management’s desire to keep cash entirely liquid at a time when interest rates earned on certificates of deposit are near historical lows.

■ Direct Costs of Property Sold

Direct cost of property sold was $0 for the three months ended June 30, 2012, compared to $215 for the three months ended June 30, 2011. The change is due to the difference in the number of undeveloped lots sold in each period.

■ Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2012 were $111,880, compared to $111,965 for the three months ended June 30, 2012. The change is immaterial.

REEVES TELECOM LIMITED PARTNERSHIP

■ Depreciation

Depreciation was $885 for the three months ended June 30, 2012, compared to $930 for the three months ended June 30, 2011. The change is immaterial.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

■ Revenue

Property Sales

Revenue from property sales was $8,850 for the six months ended June 30, 2012, compared to $42,867 for the six months ended June 30, 2011. The Partnership sold 1 individual undeveloped lot during the six months ended June 30, 2012, compared to 7 individual undeveloped lots sold during the six months ended June 30, 2011.

Management believes that the amount of revenue from property sales and the number of lots sold during the second and first quarters of 2012 and full year of 2011 are too low to discern any trend. The matters described under “Local Real Estate Market Conditions” above are expected to continue to have an adverse effect on property sales.

Interest Income

Interest income was $376 for the six months ended June 30, 2012, compared to $2,344 for the six months ended June 30, 2011. We attribute the 84% decrease principally to the facts that during the six months ended June 30, 2012 we held most of our cash in a non-interest bearing checking account and had no investments in certificates of deposit. The decrease in the amount invested in certificates of deposit reflects, in part, our lack of significant revenues from property sales during 2011 and our consequent need to use cash received at maturity of some of our investments to pay our operating expenses, and, in part, Management’s desire to keep cash entirely liquid at a time when interest rates earned on certificates of deposit are near historical lows.

REEVES TELECOM LIMITED PARTNERSHIP

■ Direct Costs of Property Sold

Direct cost of property sold was $262 for the six months ended June 30, 2012, compared to $2,044 for the six months ended June 30, 2011. The change is due to the difference in the number of undeveloped lots sold in each period.

■ Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2012 were $235,232, compared to the $226,993 for the same period of 2011. This 4% increase is immaterial.

■ Depreciation

Depreciation was $1,772 for the six months ended June 30, 2012, compared to $1,775 for the six months ended June 30, 2011. The change is immaterial.

Liquidity and Capital Resources

■ General

At June 30, 2012, we had $1,693,818 in cash, of which amount $1,441,998 was held in a non-interest bearing checking account because the FDIC insures balances in such accounts without limit. Substantially all of the remainder was held in interest-bearing money market accounts at local financial institutions. Accounts payable and accrued expenses, including accrued expenses owed to affiliates, as of such date totaled $138,076.

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

■ Cash Flows from Operating Activities

Operating activities used $242,160 of net cash during the six months ended June 30, 2012, compared to $249,994 of net cash used during the same period of 2011.

■ Cash Flows from Investing Activities

Investing activities provided $0 during the first six months of 2012, compared to $764,500 of net cash provided during the same period of 2011. The change is due to the fact that we did not reinvest proceeds received upon maturity of our investments, resulting in no investments being held at June 30, 2012 and December 31, 2011.

■ Long-term Debt

The Partnership had no long-term debt outstanding during the six months ended June 30, 2012 or the same period of 2011.

REEVES TELECOM LIMITED PARTNERSHIP

Off Balance Sheet Arrangements

The Partnership does not utilize off balance sheet arrangements, and there were none during the first six months of 2012 or 2011.

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

We also have exposure to market risk for changes in interest rates due primarily to the following:

•	Cash: The portion of our cash that is deposited in money market accounts at local financial institutions bears interest at a variable rate. If interest rates were to increase, we would earn more interest income on such cash balances. If interest rates were to decrease, we would earn less interest income on such cash balances. For the second quarter of 2012, our average cash balance invested in money market accounts, calculated as the average of the balances on the first and last days of the quarter, was $250,983, and, at June 30, 2012, we had cash of $251,170 held in interest-bearing money market accounts.

•	Certificates of deposit: From time to time, we invest a portion of our cash in certificates of deposit having a maturity of less than one year because we are able to earn a higher rate of interest on cash invested in certificates of deposit than on cash held in a money market account bearing interest at a variable rate. All of such securities are classified as securities held to maturity; hence, we bear substantially no risk of loss due to a change in the market value of any certificate of deposit we own resulting from a change in interest rates prior to maturity of such certificate of deposit. If interest rates were to increase, upon sale or maturity of any certificates of deposit then held, we would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the certificates of deposit then purchased. If interest rates were to decrease, upon sale or maturity of any certificates of deposit then held, we would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the certificates of deposit then purchased. During the second quarter of 2012, we had no cash invested in certificates of deposit.

REEVES TELECOM LIMITED PARTNERSHIP

Had the average level of annual interest rates earned on our cash balances during the three months ended June 30, 2012 been higher or lower by 100 basis points or one percent (1%), our net income would have been approximately $4,234 more and $187 less, respectively. The foregoing estimate of the change in net income is based upon the average of cash balances on the first and last days of the quarter as described above, and assumes that the interest rate on any cash balance bearing an interest rate of one percent (1%) or less would be reduced to 0%.

We had no interest-bearing debt outstanding during the second quarter of 2012.

We do not enter into derivative contracts for our own account to hedge against the risk of changes in interest rates.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

On June 14, 2012, Mr. Davis P. Stowell, the President of our General Partner, resigned. Mr. Peter Metz had been elected the new President of our General Partner on the same day as Mr. Stowell’s resignation. The Partnership filed form 8-K with the SEC on June 15, 2012. Mr. Stowell (and then his replacement, Mr. Metz) carried out the functions of our principal executive officer and principal financial officer, and, accordingly, they was deemed to be our “management” for the purpose of evaluating our disclosure controls and procedures and the effectiveness thereof from the General Partner. Messrs. Stowell and Metz evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, they have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

With exception to the change in management, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that occurred during the second fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REEVES TELECOM LIMITED PARTNERSHIP

Signatures		Title

By:	Grace Property Management, Inc.	General Partner

By:	/S/ PETER METZ
Peter Metz President of General Partner (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Date: July 27, 2012

REEVES TELECOM LIMITED PARTNERSHIP

[THIS PAGE LEFT BLANK INTENTIONALLY]

