Form 10-Q
period 2012-09-30
REEVES TELECOM LTD PARTNERSHIP
filed 2012-11-01
CIK 314741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

REEVES TELECOM LIMITED PARTNERSHIP

FORM 10-Q

[THIS PAGE LEFT BLANK INTENTIONALLY]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

AT SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	At September 30, 2012	At December 31, 2011
	(Unaudited)
Assets

Cash and cash equivalents	$1,651,813	$1,935,978
Properties held for sale and property and equipment
Properties held for sale	295,441	391,197
Property and equipment, net	225,280	227,939
Other assets	3,350	3,350
Total assets	$2,175,884	$2,558,464

Liabilities and Partners' Capital

Current liabilities
Accounts payable and accrued expenses	$120,244	$201,908
Accrued expenses - affiliates	84,750	44,800
Total current liabilities	204,994	246,708
Commitments and contingencies
Partners' capital	1,970,890	2,311,756
Total liabilities and partners' capital	$2,175,884	$2,558,464

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Revenues
Property sales	$3,967	$23,811
Interest income	166	1,899
Other income	0	1,311
Total revenues	4,133	27,021
Operating expenses
Direct costs of property sold	255	708
Selling, general and administrative expenses	115,817	120,913
Depreciation	887	887
Total operating expenses	116,959	122,508

Net loss	(112,826)	(95,487)
Partners' capital at beginning of period	2,083,716	2,569,296

Partners' capital at end of period	$1,970,890	$2,473,809
Net loss per partnership unit	$(0.06)	$(0.05)
Weighted average partnership units issued and
outstanding	1,811,062	1,811,062

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Revenues
Property sales	$12,817	$66,678
Interest income	542	4,243
Other income	0	1,583
Total revenues	13,359	72,504
Operating expenses
Direct costs of property sold	517	2,752
Selling, general and administrative expenses	351,049	347,906
Depreciation	2,659	2,662
Total operating expenses	354,225	353,320

Net loss	(340,866)	(280,816)

Partners' capital at beginning of period	2,311,756	2,754,625

Partners' capital at end of period	$1,970,890	$2,473,809

Net loss per partnership unit	$(0.18)	$(0.15)

Weighted average partnership units issued and
outstanding	1,811,062	1,811,062

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(340,866)	$(280,816)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	2,659	2,662
Changes in operating assets and liabilities
Prepaid and other current assets	0	9,126
Property held for sale, net	95,756	2,752
Accounts payable and accrued expenses	(81,664)	(45,438)
Accrued expenses - affiliates	39,950	0
Net cash used in operating activities	(284,165)	(311,714)
Cash flows from investing activities
Purchase of investments	0	(490,000)
Proceeds from sale of investments	0	2,135,000
Increase in other assets, net	0	(3,350)
Net cash provided by investing activities	0	1,641,650

Net increase in cash and cash equivalents	(284,165)	1,329,936
Cash and cash equivalents - beginning of period	1,935,978	458,956
Cash and cash equivalents - end of period	$1,651,813	$1,788,892

The accompanying notes are an integral part of these condensed financial statements.
4

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

The Partnership’s General Partner is Grace Property Management, Inc.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

2. Summary of Significant Accounting Policies

a.	Basis of presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Partnership’s results of operations and financial condition have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 30, 2012.

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

The Securities Investor Protection Corporation (“SIPC”), a non-profit corporation set up and funded by the brokerage industry, insures investors’ accounts at member brokerage firms up to $500,000 per investor, subject to certain conditions, in the event that a member brokerage firm goes bankrupt, and cash and securities are missing from customer accounts. The SIPC provides for supplementing the recovery by customers of a failed brokerage firm by up to $500,000 per customer, including up to $250,000 for cash claims. Typically, most or all of the Partnership’s funds held at its brokerage firm are invested in brokered certificates of deposit, each of which is fully insured by the FDIC, although, at times significant amounts held at the brokerage firm have not been, and in the future may not be, invested in FDIC-insured certificates of deposit. In the event the brokerage firm where the Partnership maintains its accounts becomes insolvent or amounts in the Partnership’s accounts are lost or go missing due to fraud or otherwise, the Partnership may lose some or all of such excess over SIPC-insured amounts to the extent that the Partnership’s accounts are not invested in FDIC-insured certificates of deposit. At September 30, 2012, the Partnership had no account balances in excess of SIPC-insured amounts.

f.	Cash and cash equivalents - For purposes of the statements of cash flows, the Partnership considers cash and cash equivalents as cash on hand, cash deposited in financial institutions (other than certificates of deposit), money market accounts, and U.S. Treasury securities with maturities of less than 91 days at the date of purchase. Cash equivalents are stated at cost, which approximates market value.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

g.	Short-term investments - From time to time, the Partnership has invested in certificates of deposit issued by various financial institutions. These certificates of deposit were designated as held to maturity and were reported at their cost, which was not materially different from their fair market value. The Partnership held short-term investments at various times during the nine months ended September 30, 2011. The Partnership held no short-term investments during the nine months ended September 30, 2012.

h.	Impairment of long-lived assets - The Partnership’s long-lived assets, primarily real estate held for sale, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. The Partnership obtains an appraisal of the Property periodically (typically, every two years). The most recent appraisal was dated as of December 31, 2011. Management evaluates the carrying value of the Property based on the latest appraisal at the time the appraisal is received and periodically thereafter. Based upon Management’s latest evaluation, the Partnership does not expect to reduce the carrying value of the Property in the near future.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The amount of the valuation allowance at September 30, 2012 and December 31, 2011 is $534,388 and $535,243, respectively.

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

3. Commitments and Contingent Liabilities

Dam Repairs

The Partnership is responsible for the maintenance and repair of a dam within the City. Since 2001, the Partnership has spent approximately $185,000 to maintain and repair the dam.  The Partnership intends to deed the dam to the City, but the City requires certain additional repairs before accepting ownership.  There can be no assurance that the City will not require the Partnership to perform additional work on the dam or that the City will accept title upon the completion of such work. Further, the Partnership believes that damage to the dam, which could occur during a hurricane or a flood, before the transfer of title could result in significant repair costs in addition to those required by the City. The Partnership has made no provision in the financial statements related to this contingent liability.

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

In May 2010, the City transferred ownership of the municipal water system to Brunswick County in exchange for the County’s construction of a wastewater collection system within a portion of the City. As a condition of the transfer, the City retained the cash surplus in the municipal water assessment fund. In March 2012, the City began to refund the cash surplus to eligible property owners, including the Partnership, who had previously paid water assessments. The Partnership received refunds totaling $82,126 through September 30, 2012, or 87% of the $94,200 that the Partnership expects to receive. The actual amount of additional refunds to be received may be more or less than the Partnership presently expects. Each refund check identifies the lot(s) or tract(s) of land to which the refund applies. During the first and second quarters of 2012, the Partnership reduced the cost basis of the lots to which the $82,126 relates. There were no refunds received by the Partnership during the third quarter of 2012. The Partnership has made no provision in the financial statements for refunds received after September 30, 2012.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Commitment for Municipal Sewer Service

The City lacks municipal sewer service.  In May 2010, the City transferred ownership of the municipal water system to Brunswick County in exchange for the County’s construction of a wastewater collection system within a portion of the City. A significant portion of the costs of the sewer system must be borne by property owners who will benefit from the sewer system. The County’s plans for the first phase of municipal sewer service involve sewer lines for the commercial area that runs along a stretch of State Road 87, the main road into and out of the City. The Partnership owns approximately 231.75 acres of land zoned or intended for commercial use and most of that land fronts on State Road 87.

In September 2012, the County determined that it will install sewer lines along all of State Road 87 that lies within the City, with a total preliminary cost estimate of approximately $3.4 million, and has decided to assess at $4,489 per acre the cost of the sewer lines to the property owners, including but not limited to the Partnership, who will benefit from the sewer lines. The Partnership’s estimated future assessment will be $1,040,338, based on 231.75 acres. The Partnership believes that the sewer lines should be completed by the end of 2013, though there can be no assurance that construction will be commenced or completed as or when planned, that the actual cost will not differ significantly from what is currently contemplated, or that assessments of the property owners, including but not limited to the Partnership, whose land will stand to benefit from the sewer lines will not differ significantly from current estimates. If the Partnership were to sell any land intended to benefit from sewer lines prior to the Partnership being assessed, of which there can be no assurance, the selling price of that land would likely be reduced by the anticipated amount of such assessment. The Partnership expects to capitalize any such assessment paid by it by increasing the cost basis of the land held for sale.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

4. Related Party Transactions

The General Partner is entitled to receive from the Partnership a general partner’s fee. The amount of the general partner’s fee for the three months and nine months ended September 30, 2012 was $40,000 and $120,000, respectively. The amount of the general partner’s fee for the three months and nine months ended September 30, 2011 was $40,000 and $120,000. At September 30, 2012, the Partnership accrued $80,000 for general partner’s fees due but not yet paid.

The Partnership pays rent to an affiliate of the General Partner for office space located at 55 Brookville Road, Glen Head, New York. The amount of rent for the three months and nine months ended September 30, 2012 was $4,750 and $14,250, respectively. The amount of rent for the three months and nine months ended September 30, 2011 was $4,750 and $14,250, respectively. At September 30, 2012, the Partnership accrued $4,750 for rent due but not yet paid.

The Partnership reimburses the General Partner and its president for out-of-pocket expenses incurred by them on behalf of the Partnership. The amount of out-of-pocket expenses subject to reimbursement incurred and paid for the three months and nine months ended September 30, 2012 was $149 and $1,070, respectively. The amount of out-of-pocket expenses subject to reimbursement incurred and paid for the three months and six months ended September 30, 2011 was $0 and $207, respectively.

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

REEVES TELECOM LIMITED PARTNERSHIP

General

Our principal asset is our undeveloped land in Boiling Spring Lakes, Brunswick County, NC comprising approximately 817 acres. As of September 30, 2012, we owned the following undeveloped land:

•	Approximately 354 acres, divided into 1,070 platted individual lots, both recorded and unrecorded, intended for residential use.

•	Approximately 244 acres intended for residential use.

•	Approximately 219 acres intended for commercial use.

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

The market for undeveloped land within the City has continued to be adversely affected by efforts, commenced in April 2006, by Fish and Wildlife to protect the habitat of the endangered Red-cockaded Woodpecker (Picoides borealis). We believe that certain restrictions that went into effect in 2006 on building in the City within proximity to known or suspected nesting or foraging areas of the Red-cockaded Woodpecker have had the effect of reducing our real estate sales since 2006, and will likely have the effect of reducing our real estate sales in the future from what might otherwise have been realized in the absence of such restrictions. In 2007, we began a program to study tree density in known foraging areas to determine the potential for coexistence where sufficient tree density exists, that is, where houses can be built on land now owned by us while retaining a sufficiently vibrant foraging area for the woodpeckers. Work on this program was paused during 2010 while we reviewed the progress and the program costs. We have not decided when to resume the program. We believe that this program may reduce the amount of the Property that is subject to restrictions on development because of the Red-cockaded Woodpecker, although there can be no assurance that any such reduction will occur or, if it occurs, that such reduction will have a material affect on our business.

REEVES TELECOM LIMITED PARTNERSHIP

Residential

The real estate market in Brunswick County has seen a rise in the number of existing home sales, and a slight improvement in prices, as evidenced by the following data from the North Carolina Association of Realtors for the Brunswick County Multiple Listing Service region (which region includes, in North Carolina, all of Bladen, Brunswick, and Columbus Counties and a portion of New Hanover County, and, in South Carolina, a portion of Horry County):

•	Existing home sales: The number of home sales in the month of August, 2012 (197) was 17% higher than the month of August, 2011 (169). Year over year July sales were 52% higher.

•	Average sales price of existing homes: The average sales prices for August 2012 and August 2011 were $228,545 and $207,027, respectively, or a 10% improvement.

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

REEVES TELECOM LIMITED PARTNERSHIP

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

■ Revenue

Property Sales

Revenue from property sales was $3,967 for the three months ended September 30, 2012, compared to $23,811 for the three months ended September 30, 2011. The Partnership sold 1 individual undeveloped lots during the three months ended September 30, 2012, compared to 3 individual undeveloped lots sold during the three months ended June 30, 2011.

Management believes that the amount of revenue from property sales and the number of lots sold during the three quarters of 2012 and full year of 2011 are too low to discern any trend. The matters described under “Local Real Estate Market Conditions” above are expected to continue to have an adverse effect on property sales.

Interest Income

Interest income was $166 for the three months ended September 30, 2012, compared to $1,899 for the three months ended September 30, 2011. We attribute the 91% decrease principally to the fact that during the three months ended September 30, 2012 we held most of our cash in a non-interest bearing checking account and had no investments in certificates of deposit. The decrease in the amount invested in certificates of deposit reflects, in part, our lack of significant revenues from property sales during 2012 and 2011 and our consequent need to use cash received at maturity of some of our investments to pay our operating expenses, and, in part, Management’s desire to keep cash entirely liquid at a time when interest rates earned on certificates of deposit are near historical lows.

■ Direct Costs of Property Sold

Direct cost of property sold was $255 for the three months ended September 30, 2012, compared to $708 for the three months ended September 30, 2011. The change is due to the difference in the number of undeveloped lots sold in each period.

■ Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2012 were $115,817, compared to $120,913 for the three months ended September 30, 2011. The change is immaterial.

REEVES TELECOM LIMITED PARTNERSHIP

■ Depreciation

Depreciation was $887 for the three months ended September 30, 2012, consistent with $887 for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

■ Revenue

Property Sales

Revenue from property sales was $12,817 for the nine months ended September 30, 2012, compared to $66,678 for the nine months ended September 30, 2011. The Partnership sold 2 individual undeveloped lots during the nine months ended September 30, 2012, compared to 10 individual undeveloped lots sold during the nine months ended September 30, 2011.

Management believes that the amount of revenue from property sales and the number of lots sold during the three quarters of 2012 and full year of 2011 are too low to discern any trend. The matters described under “Local Real Estate Market Conditions” above are expected to continue to have an adverse effect on property sales.

Interest Income

Interest income was $542 for the nine months ended September 30, 2012, compared to $4,243 for the nine months ended September 30, 2011. We attribute the 87% decrease principally to the facts that during the nine months ended September 30, 2012 we held most of our cash in a non-interest bearing checking account and had no investments in certificates of deposit. The decrease in the amount invested in certificates of deposit reflects, in part, our lack of significant revenues from property sales during 2012 and 2011 and our consequent need to use cash received at maturity of some of our investments to pay our operating expenses, and, in part, Management’s desire to keep cash entirely liquid at a time when interest rates earned on certificates of deposit are near historical lows.

REEVES TELECOM LIMITED PARTNERSHIP

■ Direct Costs of Property Sold

Direct cost of property sold was $517 for the nine months ended September 30, 2012, compared to $2,752 for the nine months ended September 30, 2011. The change is due to the difference in the number of undeveloped lots sold in each period.

■ Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2012 were $351,049, compared to the $347,906 for the same period of 2011. This increase is immaterial.

■ Depreciation

Depreciation was $2,659 for the nine months ended September 30, 2012, compared to $2,662 for the nine months ended September 30, 2011. The change is immaterial.

Liquidity and Capital Resources

■ General

At September 30, 2012, we had $1,651,813 in cash, of which amount $1,400,997 was held in a non-interest bearing checking account because the FDIC insures balances in such accounts without limit. Substantially all of the remainder was held in interest-bearing money market accounts at local financial institutions. Accounts payable and accrued expenses, including accrued expenses owed to affiliates, as of such date totaled $204,994.

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

■ Cash Flows from Operating Activities

Operating activities used $284,165 of net cash during the nine months ended September 30, 2012, compared to $311,714 of net cash used during the same period of 2011. The reduction of $27.549 of net cash used in operating activities in the 2012 period is primarily the result of the receipt of $82,126 as a refund of water assessments offset by a decline of $60,050 in net income in the nine month period.

■ Cash Flows from Investing Activities

Investing activities provided $0 during the first nine months of 2012, compared to $1,641,650 of net cash provided during the same period of 2011. The change is due to the fact that no investments matured during the period because we did not reinvest proceeds previously received upon maturity of investments, resulting in no investments being held at September 30, 2012 and December 31, 2011.

■ Long-term Debt

The Partnership had no long-term debt outstanding during the nine months ended September 30, 2012 or the same period of 2011.

REEVES TELECOM LIMITED PARTNERSHIP

■ Off Balance Sheet Arrangements

The Partnership does not utilize off balance sheet arrangements, and there were none during the first nine months of 2012 or 2011.

■ Contingencies

The Partnership learned in September 2012 that its estimated assessment for the sewer project will be $1,040,338. See Note 3 to Notes to Condensed Financial Statements, “Commitment for Municipal Sewer Service.”

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

We also have exposure to market risk for changes in interest rates due primarily to the following:

•	Cash: The portion of our cash that is deposited in money market accounts at local financial institutions bears interest at a variable rate. If interest rates were to increase, we would earn more interest income on such cash balances. If interest rates were to decrease, we would earn less interest income on such cash balances. For the third quarter of 2012, our average cash balance invested in money market accounts, calculated as the average of the balances on the first and last days of the quarter, was $250,669, and, at September 30, 2012 we had cash of $250,166 held in interest-bearing money market accounts.

REEVES TELECOM LIMITED PARTNERSHIP

•	Certificates of deposit: From time to time, we invest a portion of our cash in certificates of deposit having a maturity of less than one year because we are able to earn a higher rate of interest on cash invested in certificates of deposit than on cash held in a money market account bearing interest at a variable rate. All of such securities are classified as securities held to maturity; hence, we bear substantially no risk of loss due to a change in the market value of any certificate of deposit we own resulting from a change in interest rates prior to maturity of such certificate of deposit. If interest rates were to increase, upon sale or maturity of any certificates of deposit then held, we would earn more interest income upon reinvestment of the proceeds due to a higher interest rate if we were then to purchase certificates of deposit. If interest rates were to decrease, upon sale or maturity of any certificates of deposit then held, we would earn less interest income upon reinvestment of the proceeds due to a lower interest rate if we were then to purchase certificates of deposit. During the third quarter of 2012, we had no cash invested in certificates of deposit.

Had the average level of annual interest rates earned on our cash balances during the three months ended September 30, 2012 been higher or lower by 100 basis points or one percent (1%), our net income would have been approximately $4,129 more and $166 less, respectively. The foregoing estimate of the change in net income is based upon the average of cash balances on the first and last days of the quarter as described above, and assumes that the interest rate on any cash balance bearing an interest rate of one percent (1%) or less would be reduced to 0%.

We had no interest-bearing debt outstanding during the third quarter of 2012.

We do not enter into derivative contracts for our own account to hedge against the risk of changes in interest rates.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Mr. Peter Metz, the President of our General Partner, carried out the functions of our principal executive officer and principal financial officer, and, accordingly, he was deemed to be our “management” for the purpose of evaluating our disclosure controls and procedures and the effectiveness thereof from the General Partner. Mr. Metz evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, he has concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

REEVES TELECOM LIMITED PARTNERSHIP

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that occurred during the third fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting..

[THE REST OF THIS PAGE IS BLANK]

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

Item 6. Exhibits

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 32	Section 1350 Certification*.

Exhibit 101.INS	XBRL Instance Document**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema**

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase**

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section.

**	In accordance with Rule 406T of Regulation S-T, XBRL information shall not be deemed “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, and is otherwise not subject to liability under these sections.

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

Date: October 24, 2012

[THIS PAGE LEFT BLANK INTENTIONALLY]