Form 10-K
period 2012-12-31
REEVES TELECOM LTD PARTNERSHIP
filed 2013-02-19
CIK 314741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Yes ☐     No ☒

The aggregate market value of the registrant’s limited partnership units held by non-affiliates computed by reference to the price at which the limited partnership units were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $616,931.

On January 31, 2013, registrant had outstanding 1,811,062 partnership units.

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

General

We are a South Carolina limited partnership that is engaged in owning, developing, selling, leasing, or otherwise dealing in real estate in North Carolina. Our principal asset is our undeveloped land in Boiling Spring Lakes, comprising approximately 817 acres. As of December 31, 2012, we owned the following undeveloped land:

•	Approximately 354 acres, divided into 1,071 platted individual lots, both recorded and unrecorded, intended for residential use.

•	Approximately 244 acres intended for residential use.

•	Approximately 219 acres intended for commercial use.

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

General Partner

Since we are a limited partnership, we have no officers or directors. Grace Property Management, Inc., our General Partner, performs functions generally performed by officers and directors. Grace Property Management, Inc. is a Delaware corporation engaged in the business of real estate management, and has served as our general partner since May 15, 1980.Pursuant to our Limited Partnership Agreement, our general partner is responsible for the management of our business. Our general partner is Grace Property Management, Inc. (the “General Partner”).

See our audited financial statements and the summary information set forth in Table 6, “Selected Income Statement Data,” and Table 7, “Selected Balance Sheet Data,” for financial information on our business.

Proposed Reverse Unit Split

On February 19, 2013, we filed preliminary proxy soliciting material and a Schedule 13E-3 with the SEC. These documents disclosed that the Partnership will hold a special meeting of the Partners to seek approval of amendments to the Limited Partnership Agreement to effect a reverse unit split and certain other matters. The reverse unit split, if approved by the Partners, will result in 101 old units being exchanged for one new unit. Each holder of less than 101 units will receive $0.81 in cash for each old unit and will therefore cease to be a unit holder. It is expected that after the reverse unit split, there will be approximately 378 holders of units, which will allow the Partnership to seek to terminate the registration of the units and its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Upon termination of registration of the units under the Exchange Act, the Partnership will no longer be required to file annual and periodic reports with the SEC. After the reverse unit split, no fractional new units will be issued to the remaining unit holders, but such unit holders will be entitled to receive $.81 for each old unit not exchanged for a whole new unit.

Additional Information and Where to Find It

UNITHOLDERS ARE URGED TO READ THE PROXY STATEMENT AND SCHEDULE 13E-3 AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE REVERSE UNIT SPLIT. You will be able to obtain a free copy of the proxy statement and Schedule 13E-3, as well as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, as well as other filings containing information about us, at the SEC’s Internet site (http://www.sec.gov). Copies of the proxy statement and Schedule 13E-3 and the other reports and filings, also can be obtained by directing a request to our General Partner, Grace Property Management, Inc., at 55 Brookville Road, Glen Head, NY 11545, (516) 686-2221.

Participants in Solicitation

Grace Property Management, Inc. and its directors and executive officers may be deemed to be participants in the solicitation of proxies from the unitholders in connection with the reverse unit split. Information about Grace Property Management, Inc. and its directors and executive officers is set forth in this Form 10-K

Description of Business

■	Real Estate Sales

Boiling Spring Lakes began in 1962 as a 14,000-acre development. Most of the land has been sold and that which remains lies within the City of Boiling Spring Lakes (the “City”), in Brunswick County (the “County”), North Carolina. Revenue from real estate sales and the type of property sold for each of the last five fiscal years ended December 31, 2012 are shown on Table 1, below.

TABLE 1: REVENUE FROM REAL ESTATE SALES

AND TYPE OF PROPERTY SOLD

	Year Ended December 31,
	2012	2011	2010	2009	2008
Revenue
Individual lots:
Unimproved	$12,817	$66,678	$—	$17,904	$—
Improved	—	—	—	—	—
Commercial land	—	—	—	—	—
Other land	—	—	—	—	—
Total revenue	$12,817	$66,678	$—	$17,904	$—
Type of Property Sold
Individual lots:
Unimproved	2	10	0	1	0
Improved	0	0	0	0	0
Commercial land (acres)	0.00	0.00	0.00	0.00	0.00
Other land (acres)	0.00	0.00	0.00	0.00	0.00

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

In May 2010, the City of Boiling Spring Lakes transferred ownership of the municipal water system to Brunswick County in exchange for the County’s construction of a wastewater collection system within a portion of Boiling Spring Lakes and an associated sewer treatment and transmission system. See “Most of our real estate lacks public sewer service” under Item 1A, “Risk Factors,” for a discussion of the first phase of municipal sewer service involving sewer lines for the commercial land that we own that runs along a stretch of State Road 87, the main road into and out of the development, and its effect on the financial condition of the Partnership.

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

In addition to income from real estate sales, we generate revenue from other sources. The amount of revenue from sources other than real estate sales during the last five fiscal years ended December 31, 2012 is shown on Table 2, below.

TABLE 2: REVENUE FROM SOURCES OTHER THAN REAL ESTATE SALES

	Year Ended December 31,
	2012	2011	2010	2009	2008

Interest income	$689	$4,516	$14,923	$33,270	$96,047
Other revenue [a]
Timber and straw sales	0	150	—	—	—
Miscellaneous income	7,769	1,433	2,673	97	25,764
Total other revenue	7,769	1,583	2,673	97	25,764
Total interest income and other revenue	$8,458	$6,099	$17,596	$33,367	$121,811

Notes:

[a]	Reported under “Revenues” on the Statements of Operations.

■	Seasonality

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

We believe that local financial institutions have maintained tight credit requirements, due, in part, to concerns that the prices of residential and commercial real estate may continue to decline during 2013 and, perhaps, even into 2014. We believe that these restrictive lending practices by area banks have contributed, in part, to a sluggish local real estate market.

The market for undeveloped land within the City has continued to be adversely affected by efforts, commenced in April 2006, by the U.S. Fish and Wildlife Service (“Fish and Wildlife”) to protect the habitat of the endangered Red-cockaded Woodpecker (Picoides borealis). We believe that certain restrictions that went into effect in 2006 on building in the City, including our property, within proximity to known or suspected nesting or foraging areas of the Red-cockaded Woodpecker have had the effect of reducing our real estate sales since 2006, and will likely have the effect of reducing our real estate sales in the future from what might otherwise have been realized in the absence of such restrictions. In 2007, we began a program to study tree density in known foraging areas to determine the potential for coexistence where sufficient tree density exists, that is, where houses can be built on land now owned by us while retaining a sufficiently vibrant foraging area for the woodpeckers. Work on this program was paused during 2010 while we reviewed the progress and the program costs, and we may or may not resume the program in 2013. We believe that this program may reduce the amount of the Property that is subject to restrictions on development because of the Red-cockaded Woodpecker, although there can be no assurance that any such reduction will occur or, if it occurs, that such reduction will have a material affect on our business.

Residential

During 2012, the real estate market in Brunswick County remained sluggish and uneven, as evidenced by the data in Table 3, below.

TABLE 3: EXISTING HOME SALES
BRUNSWICK COUNTY REGION 2008 - 2012

Year Ended	Existing	Average
December 31,	Home Sales	Sales Price
2012	n/a	229,405	*
2011	1,631	238,945
2010	1,552	240,334
2009	2,007	251,806
2008	1,786	264,287

* For 2012, data for average sales price is for November, 2012.

Source: North Carolina Association of Realtors, Inc.

The Brunswick County Region includes Bladen, Brunswick and Columbus Counties, North Carolina.

As shown in Table 3, the average sales price of existing homes continued to fall through November, 2012.

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

We employ one full-time employee in our sales office in Boiling Spring Lakes, North Carolina. The functions previously performed by a second employee, who employment terminated in 2012, are being performed by an affiliate of the General Partner. The General Partner has no full-time employees. The President of the General Partner devotes a portion of his time to our management and affairs. Such person has other responsibilities and will devote only as much time to our business as the General Partner, in its judgment and experience, determines is reasonably required.

■	Liquid Assets and Reserves for Calculating Distributable Cash

As of December 31, 2012, we held $1,288,909 in cash. Accounts payable and accrued expenses, including accrued expenses owed to affiliates, as of such date totaled $3,033.

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

TABLE 4: RESERVES FOR CALCULATING DISTRIBUTABLE
CASH

	Beginning		Ending
Year	Balance	Additions	Balance	Purpose Additional Reserve was Established

2002	$1,325,000	$100,000	$1,425,000	Repairs to the dam, road repairs and improvements.
2003	1,425,000	250,000	1,675,000	Road repair and improvements, future extension of sewer system to our land, possible multi-user septic system.
2004	1,675,000	1,200,000	2,875,000	Road repair and improvements, future extension of sewer system to our land, possible multi-user septic system.
2005	2,875,000	3,050,000	5,925,000	Surrveying, road repair and improvements, future extension of sewer system to our land, possible development of commercial land.
2006	5,925,000	—	5,925,000
2007	5,925,000	100,000	6,025,000	Road repairs and improvements.
2008	6,025,000	—	6,025,000
2009	6,025,000	100,000	6,125,000	Water assessments.
2010	6,125,000	2,350,000	8,475,000	Sewer system along Route 87 corridor, net of $50,000 adjustment to 2009 addition for water assessments.
2011	8,475,000	—	8,475,000
2012	8,475,000	(1,410,000)	7,065,000	Adjustment for updated estimate of cost of sewer system along Route 87 corridor ($1,360,00) and refund of water assessments ($50,000)

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

We have operated at a loss and experienced negative operating cash flow each year beginning with 2007. A substantial portion of our negative cash flow is due to the carrying costs, primarily property taxes, of our land. Since 2007, we have funded our operations primarily through our cash balances and cash reserves. Our financial performance in the near future continues to be challenged by the weakness in the real estate market in and around Boiling Spring Lakes. For these reasons, we expect to continue to generate negative operating cash flow and to operate at a loss until we see a recovery in the local real restate market. We cannot predict when such a recovery will occur, and, accordingly, we cannot predict when, if at all, we will begin generating positive operating cash flow or our financial conditions will begin to improve.

We may not have sufficient cash to fund our operations.

Because we have operated at a loss in recent years, we have had to fund our operations primarily through our cash balances and cash reserves. Unless sales of lots increases significantly in the near future, which we deem unlikely to happen for a variety of reasons described in this Item 1A, we are likely to deplete all of our cash balances and cash reserves in the next two to three years and thereafter we may no longer be able to fund our operations. At December 31, 2012, our cash and cash equivalents were $1,289,000, down from $1,936,000 at December 31, 2011. While $244,000 was used to reduce accounts payable and accrued expenses, the Partnership’s selling, general and administrative expenses in 2012 were $514,900. While such expenses increased in 2012 due to expenses related to the reverse unit split (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation-Year Ended December 31, 2012 Compared to Year Ended December 31, 2011-Selling, General and Administrative Expenses”), we estimate that the annual run rate of such in expenses in 2013 and thereafter, assuming the reverse stock split is approved and that we are no longer required to file reports with the SEC, is $388,000. In addition, commencing in 2014, we expect to have an annual expenditure of approximately $133,000 due the sewer assessment described under “Most of our real estate lacks public sewer service” below. At that rate, without any significant increase of sales of lots, which we believe to be unlikely, or the bulk sale of our property, we believe we will have utilized all of our cash reserves by the end of 2014 or the first half of 2015.

We are undertaking the bulk sale of our property, although there can be no assurance that we will be able to sell our property before we run out of cash to fund our operations.

In late 2012, we initiated the process of attempting a bulk sale of our property by engaging a real estate agent. There can be no assurance if and when our property will be sold or that it will be sold prior to the utilization of all of our cash reserves by the end of 2014 or the first half of 2015. The sale price of our property, if sold, is likely to be negatively impacted by the expected sewer assessment. If sold, there can be no assurance that the net proceeds received would be sufficient to pay all of our obligations or that there would be sufficient proceeds to make a distribution to unit holders after paying all of our obligations.

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

We may be unable to obtain financing.

As of December 31, 2012, our total consolidated debt was zero. There can be no assurance that the amounts available from internally generated funds, cash on hand, and sale of assets will be sufficient to fund our anticipated operations and meet existing and future liabilities. We may be required to seek additional capital in the form of a loan from a bank or other lender. No assurance can be given that such financing will be available or, if available, will be on terms favorable to us. If we are not successful in obtaining sufficient capital to fund the implementation of our business strategy and for other expenditures, we might be required to sell property for far less than its market value.

Most of our real estate lacks public sewer service.

The lack of public sewer service has been a major inhibiting factor in our efforts to sell and/or develop land in Boiling Spring Lakes. Prior to 2004, virtually all residents in the development were forced to rely upon individual septic systems. Brunswick County has plans for an area-wide sewer system for Boiling Spring Lakes. The County began installation of the first phase of the sewer system in 2012 to service the commercial corridor along Highway 87, and we believe that the first phase will be completed in 2013. However, there is no certainty that subsequent expansion of the sewer system will occur or that we may connect any or some of our land to such expansion of the sewer system. A private contractor may elect to install a sewer system to serve a portion of Boiling Spring Lakes where he is looking to develop commercial and/or residential land that he owns; however, there is no certainty that any such private sewer system will be installed or, if installed, that our land may connect to such private sewer system.

A significant portion of the cost of sewer lines to our land must be borne by us or by subsequent purchasers of the land. We own property along Highway 87 where construction of the sewer system has begun. The County has estimated that the cost of this portion of the project will be approximately $3,000,000. This cost will then be assessed against property owners along the portion of Highway 87 along which the sewer lines are being built. While the County has stared that it has not yet determined the method by which the costs will be assessed to property owners, we believe that the most likely method will result in an assessment of approximately $1,040,000 against our property. The County has stated that the assessment, which will be made after completion of the project, which we believe will be in the third quarter of 2013, may be paid in a lump at a 5% discount or over 10 years at an interest rate of 2.84%. We believe that we will choose to pay over the 10-year period.

We expect to capitalize any such assessment paid by us, including the above assessment, by adding the amount of the assessments to the cost basis of our land held for sale. When we sell land affected by sewer lines, the direct cost of land sold will reflect the capitalized costs. We will likely achieve a higher sales price for land with sewer service than for land without such service, but the direct cost of such land sold will also be higher than for a lot which does not reflect such capitalized costs. If we sell any land subject or likely to be subject to a sewer assessment prior to us being assessed or prior to our paying such assessment in full, of which there can be no assurance, the selling price would likely be reduced by the anticipated amount of such assessment.

We cannot estimate with any certainty the amount of the assessment for the work along Highway 87 that is currently underway or any future any assessments for sewer lines, nor can we predict with any certainty when any such assessments may be made or, once made, become due. If we are liable for any such assessment, it may have a material adverse affect on our results of operations and financial condition. See “We may not have sufficient cash to fund our operations” for further information about the possible effect of the potential assessment for the project currently under construction.

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

From time to time we may have balances at banks in excess of FDIC-insured limits.

We typically hold our cash primarily in checking and money market accounts, and in certificates of deposit. Certificates of deposit include those held at our principal bank, on account under the Certificate of Deposit Account Registry Service (“CDARS”) program, and brokered certificates of deposit arranged through a securities broker-dealer. Our principal bank, and each bank where we hold a certificate of deposit, is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC, an independent agency of the United States government, insures deposits (including, but not limited to, certificates of deposit) up to $250,000 per depositor, per bank, subject to certain conditions. In addition, effective from December 31, 2010 through December 31, 2012, the FDIC insured all deposits in noninterest bearing transaction accounts, such as checking accounts, without limitation as to amount; although the Partnership took advantage of this unlimited insurance during 2012, this program has expired and the Partnership has reduced its holdings at any one bank to be within the FDIC-insured amounts. We may also hold cash in one or more cash sweep programs, which involve the allocation of cash in money market accounts among several participating banks up to the FDIC-insured limits. It is the intent of the CDARS program, the brokered certificates of deposit, and the cash sweep programs to limit our exposure in any bank to FDIC insurance limits; however, there can be no assurance that the balance held at any bank through any such program or product will not exceed the FDIC insurance limit. In the event that any bank where we hold funds (including through a certificate of deposit or cash sweep program) becomes insolvent, we may lose some or all of any excess over FDIC-insured limits that we hold at that bank. From time to time in the future, we may have cash balances at our principal bank in excess of FDIC-insured amounts.

From time to time, we may have balances in our brokerage account in excess of SIPC-insured limits (although right now we do not face this problem).

We hold cash, and may from time to time purchase and hold money market funds, U.S. Treasury securities, and brokered certificates of deposit and participate in cash sweep programs through a brokerage account at a securities broker-dealer insured by the Securities Investor Protection Corporation (“SIPC”). The SIPC, a non-profit corporation set up and funded by the brokerage industry, insures investors’ accounts up to $500,000 per investor, subject to certain conditions, in the event that a member brokerage firm goes bankrupt, and cash and securities are missing from customer accounts. At December 31, 2012, we held in the brokerage account cash and money market funds totaling $250,813, less than the SIPC-insured amounts, although from time to time in the future, we may have cash balances in our brokerage account in excess of SIPC-insured amounts..

We face risks associated with short-term liquid investments.

From time to time we may have significant cash balances invested in short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. These investments may include money market funds and/or direct obligations issued by the U.S. Treasury. Investments in these funds and securities are not insured against loss of principal. Under certain circumstances we may be required to redeem all or part of our investment in money market funds, and our right to redeem some or all of our investment may be delayed or suspended. In addition, there is no guarantee that our investments in these funds will be redeemable at par value. Under certain circumstances we may be required to sell all or part of our investment in U.S. Treasury securities prior to maturity at less than par value. A significant decline in the value of our investment or a significant delay or suspension of our right to redeem may have a material adverse effect on our results of operations or financial condition.

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

■	Risks Relating to Investments in Real Estate

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

Our real estate business is competitive.

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

Our real estate industry is cyclical.

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

Our real estate assets are illiquid.

Real estate generally cannot be sold quickly. We experience great volatility in the sale of our land, especially our commercial land and tracts. In the past five years, we have had no sales of commercial land and tracts and very few sales of individual lots, including none in two of the past five years. It may not be possible for us to sell property on favorable terms when it is to our economic advantage to do so. The illiquidity of real estate investments generally may impair our ability to respond promptly to changing circumstances. This is especially true in the case of the proposed bulk sale of our property. See “We are undertaking the bulk sale of our property, although there can be no assurance that we will be able to sell our property before we run out of cash to fund our operations.”

The real estate industry has experienced a prolonged and severe downturn that may continue in some portions of the country for an indefinite period and adversely affect our business and results of operations.

The National Bureau of Economic Research, an independent group of economists charged with identifying the beginning and end of recessions in the United States, concluded that the Great Recession, the longest and deepest downturn for the U.S. economy since the Great Depression, started in December 2007 and ended in June 2009. The difficulties faced by the real estate industry started before December 2007, however, continued into 2012, and may extend into and beyond 2013. Since 2006, our market and the U.S. real estate industry as a whole have experienced a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale compared to prior years. High levels of unemployment, reduced consumer spending, and significantly tighter lending standards for borrowers continue to adversely affect the domestic housing market. Home foreclosures and forced sales by homeowners under distressed economic conditions have contributed to the high levels of inventories of homes and homesites available for sale. The collapse of demand for real estate and high levels of inventories have caused prices for residential real estate to significantly decline compared to prior years.

These adverse market conditions have negatively affected our residential and commercial real estate business. Our revenues from the sale of real estate are drastically lower than before 2008, which has had an adverse affect on our financial condition and results of operations.

While some sections of the country saw some improvement in the real estate market in 2012, we do not know if such improvement will spread to other sections of the country, if at all, or when real estate markets will return to more normal conditions. Our business will continue to suffer until market conditions improve.

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

We invest much of our cash in an interest-bearing money market account at a local financial institution and/or in U.S. Treasury securities and/or certificates of deposit having a maturity of one year or less that are held to maturity and we may invest cash. We have exposure to changes in interest rates in that: (a) at the time any such Treasury security or certificate of deposit matures, if the interest rate is lower for newly purchased Treasury securities or certificates of deposit than that on the maturing security, future interest income will decrease due to the lower interest rate, and (b) interest rates paid on money market balances fluctuate with changes in market interest rates, therefore, interest earned on balances held in a money market account will decrease if market interest rates decrease.

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

At December 31, 2012, we owned, among other land, approximately 244 acres of undeveloped, unplatted land intended for residential use, and approximately 219 additional acres of undeveloped, unplatted land intended for commercial use. Changes in zoning or other regulations may prevent us from subdividing all or a substantial portion of such acreage, which, in turn, may adversely affect our ability to generate revenue from real estate sales and/or our ability to effect a bulk sale of all or substantially all of our assets.

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

From time to time, we obtain an appraisal of our real estate assets located in the City of Boiling Spring Lakes. See “Item 2. Properties – Appraisal of Real Estate Assets.” Each appraisal is based upon, among other factors, recent sales of real estate and the then-current market conditions for real estate generally, as well as in North Carolina, Brunswick County, and Boiling Spring Lakes, in particular. The appraised value of the assets set forth in one appraisal report may vary significantly from the appraised value set forth in any previous or future appraisal report for one or more reasons, including, among others, a change in market conditions and a change in the assets being appraised. There is no guarantee that we could obtain the appraised value upon a sale of the appraised assets, and, in the event of a sale of the appraised assets, the actual sale price could be higher or lower than the appraised value set forth in any appraisal report.

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

At December 31, 2012, we owned, among other land, approximately 244 acres of undeveloped, unplatted land intended for residential use, and approximately 219 additional acres of undeveloped, unplatted land intended for commercial use. Changes in zoning or other regulations may prevent us from subdividing all or a substantial portion of such acreage, which, in turn, may adversely affect our ability to generate revenue from real estate sales and/or our ability to effect a bulk sale of all or substantially all of our assets. If we are unable to obtain a rezoning of commercial land, we may be unable to realize any value in a sale of such land.

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

We experienced operating losses for each of the years ended December 31, 2010, 2011, and 2012, and there can be no assurance that the amounts available from internally generated funds, cash on hand, and sale of our remaining assets will be sufficient to fund our anticipated operations and meet existing and future liabilities. These losses, and the uncertainty surrounding liabilities and other claims, create uncertainties about our ability to meet existing and future liabilities as they become due. We have taken certain steps, including conservation of cash, in light of these uncertainties. We may be required to seek additional capital, such as in the form of bank financing; however, there is no assurance that such additional capital will be available or, if available, will be on terms favorable to us.

Because of the above factors, among others, we may not have sufficient available cash to pay cash distributions to our unitholders even during periods when we record net income.

The amount of distributions to unitholders, if any, is uncertain, and may be less than our book value.

We are seeking to sell the remainder of our property with a view towards ultimately dissolving the partnership. Despite repeated efforts in the past, we have been unable to effect a sale of all or substantially all of our real estate, and have found ourselves generally able to sell only a small portion of our land at any one time through the sale of individual lots or groups of individual lots and/or the sale of relatively small tracts of land. At the present time, we are again seeking to sell all of our real estate.

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

There has been, and continues to be, a limited public market for our units. Our units are not quoted on any trading market; an active trading market for our units does not exist and may never develop or be sustained. You may not be able to sell your units at or above the price you paid. You may not be able to liquidate your investment in units without considerable delay, if at all. If a more active market were to develop, which we believe is unlikely, the price may be highly volatile.

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

At December 31, 2012, our total indebtedness outstanding was zero. We may incur indebtedness in the future. Any such indebtedness may have adverse effects including, among others, the following:

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

Because we are organized as a limited partnership, a transfer of units is not the same, legally, as the transfer of a share of common stock in a corporation, for example. A transfer of units has two components, namely: the transfer of the economic interest (that is, the right to receive distributions, if and when made) in the units, and the transfer of rights (principally, voting rights) as a limited partner. Upon the effectiveness of a transfer, the transferor surrenders to the transferee all of the economic interests (that is, the right to receive distributions, if and when made) of the units. The transferee may then, in turn, sell or transfer the economic interests in those units to others. The transferee does not, however, upon the effectiveness of a transfer, automatically become a substituted limited partner in us and does not become vested with the right to vote at meetings of the partners. A transferee is not required to become a substituted limited partner, and most transferees of our units do not become substituted limited partners. Becoming a substituted limited partner involves legal expenses which, given our size, among other factors, a unitholder might not wish to incur, especially since (a) the economic interest in the units may be easily transferred without incurring any of such legal costs, and (b) we have not held a meeting of partners since our inception in 1980 because the limited partnership agreement confers upon our General Partner broad authority to conduct our business and very limited voting rights to limited partners. See, however, Item 1-“Proposed Reverse Unit Split” regarding a proposed special meeting of partners.

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

Our principal asset is our undeveloped land in Boiling Spring Lakes, comprising approximately 817 acres. As of December 31, 2012, we owned the following:

•	Approximately 354 acres, divided into 1,071 platted unimproved individual lots, both recorded and unrecorded, intended for residential use.

•	Approximately 244 acres of undeveloped land intended for residential use.

•	Approximately 219 acres of undeveloped land intended for commercial use.

•	A vacant building comprising approximately 500 sq. ft. that was formerly leased to the City of Boiling Spring Lakes at a rate of $1 per year for use as a post office.

•	A sales office comprising approximately 1,269 sq. ft.

We intend to continue the sale of individual lots in Boiling Spring Lakes, concentrating on lots situated on existing paved roads and rocked roads. From time to time, we may add to our inventory of lots situated on paved roads and rocked roads by paving or rocking roads that are currently unpaved or not rocked. We intend to continue selling land on an all-cash basis but are considering offering to provide qualified purchasers of our land seller financing for a portion of the purchase price. Any program involving our providing seller financing, however, would be on a limited basis. However, see Item 1A-“We are undertaking the bulk sale of our property, although there can be no assurance that we will be able to sell our property before we run out of cash to fund our operations.”

Appraisal of Real Estate Assets

We obtained from Ingram and Company, Inc. (the “Appraiser”) an independent MAI appraisal report dated January 23, 2013 valuing our real estate assets located in Boiling Spring Lakes at December 31, 2012. Such assets comprised substantially all of our assets on such date other than cash. The appraisal values the appraised assets at $2,010,000 (the “Appraised Value”). The Appraised Value is the Appraiser’s opinion of the most probable price which the property should bring in a sale to a single buyer within a period of 12 months in a competitive and open market under all conditions requisite to a fair sale, and assumes, among other things, a typically motivated buyer and seller in an “arm’s length” transaction, both parties are well informed or well advised about the assets and each acting in what he considers his own best interest, a reasonable time is allowed for exposure in the open market, payment is made in cash in U.S. dollars, and the price is unaffected by special or creative financing or sales concessions granted by anyone associated with the sale. There is no guarantee that we could realize the Appraised Value of such assets upon a sale. The actual sale price could be higher or lower than the Appraised Value. The appraisal is not in connection with any requested minimum, maximum or specific appraised value, any pending or proposed sale or other transaction, or approval of any loan involving the appraised assets or us. The foregoing summary of the appraisal is limited in its entirety by reference to the full appraisal report, a copy of which is filed with the Securities and Exchange Commission as Exhibit 99.1 to this Annual Report on Form 10-K.

During 1988, we reduced the carrying value of the Boiling Spring Lakes property as a result of an appraisal obtained in December 1988. Thereafter, we obtained several updated appraisals of the Boiling Spring Lakes property. Based upon those updated appraisals, no additional reduction to the carrying value was made. As a result of the latest appraisal as of December 31, 2012, we believe that the valuation allowance was appropriate, and that no adjustment to the carrying value was necessary.

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

The partnership units are not listed on any national securities exchange, and there are only limited or sporadic quotations on the over-the-counter market for the units. It is not anticipated that there will ever be an active public market for the units. OTC Markets Group, Inc., an operator of an electronic marketplace for securities not listed on a national securities exchange, categorizes the units in the “Grey Market.” It describes the Grey Market as follows: There are no broker-dealers quoting this security. It is not listed, traded or quoted on any U.S. stock exchange or the OTC Markets. Trades in grey market stocks are reported by broker-dealers to their Self Regulatory Organization (SRO) and the SRO distributes the trade data to market data vendors and financial websites so investors can track price and volume. Since grey market securities are not traded or quoted on an exchange or interdealer quotation system, investor's bids and offers are not collected in a central spot so market transparency is diminished and Best Execution of orders is difficult.

The following table sets forth the high and low sales prices in each of the four quarters of fiscal 2012 and fiscal 2011. The information was obtained from OTC Markets Group, Inc.

TABLE 5: QUARTERLY INFORMATION ON PRICE RANGE OF PARTNERSHIP UNITS

		High		Low
Fiscal 2012:
Fourth Quarter	$	None	$	None
Third Quarter		0.60		0.17
Second Quarter		0.51		0.45
First Quarter		0.45		0.40

Fiscal 2011:
Fourth Quarter		$0.40		$0.30
Third Quarter		0.35		0.30
Second Quarter		0.30		0.29
First Quarter		0.29		0.26

■	Holders of Units

As of January 31, 2013, there were approximately 1,170 record holders of partnership units.

■	Distributions

We have paid no cash distributions to unitholders since our inception in 1980. We do not anticipate that we will make any cash distributions to unitholders in the foreseeable future.

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

Our limited partnership agreement allows us to repurchase partnership units; however, the agreement does not require that we or our General Partner repurchase partnership units on demand of unitholders, nor does the agreement provide for a minimum purchase price or establish a mechanism for determining a purchase price.

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

There were no purchases of partnership units by us, our General Partner, or any affiliate of us or our General Partner during 2012.

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

TABLE 6: SELECTED INCOME STATEMENT DATA
	Year Ended December 31,
	2012	2011	2010	2009	2008
Revenues:
Property sales	$12,817	$66,678	$-	$17,904	$-
Interest income	689	4,516	14,923	33,270	96,047
Other revenue	7,769	1,583	2,673	97	25,764
Total revenues	21,275	72,777	17,596	51,271	121,811

Operating expenses:
Direct costs of property sold	517	2,752	-	6	-
Selling, general and admin. expenses	514,933	509,344	496,966	512,916	534,710
Depreciation	3,546	3,550	3,779	3,846	3,846
Total operating expenses	518,996	515,646	500,745	516,768	538,556

Net loss	$(497,721)	$(442,869)	$(483,149)	$(465,497)	$(416,745)

Per Unit Data
Net loss	$(0.27)	$(0.24)	$(0.27)	$(0.26)	$(0.23)
Distributions	-	-	-	-	-

TABLE 7: SELECTED BALANCE SHEET DATA

	As of December 31,
	2012	2011	2010	2009	2008
Cash, prepaid expenses and other
Current assets	$1,293,884	$1,935,978	$2,355,080	$2,852,898	$3,351,240
Properties held for sale and property and equipment, net	523,184	622,486	625,437	628,120	581,029
Total assets	1,817,068	2,558,464	2,980,517	3,481,018	3,932,269

Accounts payable and accrued expenses	$3,033	$246,708	$225,892	$243,244	$228,998
Total liabilities	$3,033	$246,708	$225,892	$243,244	$228,998
Partners' capital	1,814,035	2,311,756	2,754,625	3,237,774	3,703,271
Total liabilities and partners’ capital	$1,817,068	$2,558,464	$2,980,517	$3,481,018	$3,932,269

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

Our investments in property other than real estate held for sale are recorded at cost. Improvements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation with respect to our depreciable assets is computed using the straight-line method over the estimated useful lives of 8 to 40 years for buildings, and 5 to 20 years for equipment and land improvements.

For purposes of determining the amount of depreciation to record on an annual basis, we are required to make subjective assessments as to the useful lives of those assets. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in those assets, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

■	Impairment of Real Estate Held for Sale

Our long-lived assets, primarily real estate held for sale which is our most significant asset, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. We assess the recoverability of the carrying value of our long-lived assets whenever triggering events or changes in circumstance indicate that an impairment may have occurred in accordance with the provisions of ASC 60-10, “Property, Plant and Equipment.” In general, our review of recoverability is based principally upon the latest independent appraisal of our Boiling Spring Lakes property, Management’s determination of the extent to which the latest appraisal accurately depicts the fair market value of the appraised assets as of the appraisal date, changes in our real estate holdings since the date of the latest appraisal, and Management’s determination of changes, if any, in market conditions and trends from the date of the latest appraisal. An appraisal of real estate typically includes an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use (if any) and eventual disposition. These estimates consider factors such as expected future sale prices, operating income, market and other applicable trends, and residual value expected, as well as the effects of demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.

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

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

■	Revenues

Overall, revenues decreased 71% to $21,275 in 2012 compared to $72,777 in 2011. The principal components of revenues and Management’s explanations for year-to-year changes are set forth below.

Property Sales

Revenue from the sale of 2 lots was $12,817 in 2012, or an average of approximately $6,400 per lot. We had $66,678 of revenue from the sale of 10 lots in 2011, or approximately $6,700 per lot. Poor economic conditions and tightened credit markets, as well as efforts, beginning in April 2006, by Fish and Wildlife to protect the habitat of the endangered Red-cockaded Woodpecker, resulted in a continuation of depressed home building activity and real estate sales in Boiling Spring Lakes in 2012 and 2011.

Interest Income

Interest income in 2012 was $689 compared to $4,516 in 2011. Management attributes the 85% decrease primarily to a lower amount invested in certificates of deposit and money market funds during 2012 than in 2011, and to a lesser extent, to lower interest rates earned on those certificates of deposit and money market funds during 2012 than in 2011. We retained most of our cash proceeds received from maturing certificates of deposit and withdrawals from money market funds during 2012 in a non-interest bearing account at our bank which was fully FDIC-insured. Interest rates in 2012 were lower due primarily to policies pursued by the U.S Federal Reserve System to lower interest rates.

Other Income

Other income was $7,769 in 2012, compared to $1,583 in 2011. This consisted of $10,041 of a one-time refund of unclaimed property less $2,273 of expenses, which was netted to equal $7,769.

■	Direct Cost of Property Sold

Direct cost of property sold in 2012 was $517, compared to $2,752 in 2011, because fewer lots were sold in 2012.

■	Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 1% to $514,933 in 2012, compared to $509,344 in 2011. Noteworthy components of selling, general and administrative expenses, and changes from 2011 and the reasons therefore, are as follows:

Real estate taxes

Real estate taxes for 2012 of $146,591 were virtually unchanged from 2011 taxes of $146,653.

Accounting fees

Accounting fees for 2012 were $42,051, compared to $37,103 for 2011. The increase of 13% is due principally to the fact that we hired an appraisal consultant for $25,284 in 2012 (in connection with determining the fairness of the price to be paid for old units as part of the proposed reverse unit split), partially offset by a $20,336 reduction in other areas of accounting expenses, including a reduction of $12,055 paid to our outside public accounting firm.

Legal Fees

Total legal fees for 2012 were $50,825, compared to $13,487 for 2011. Management attributes the 277% increase principally to legal expenses related to work done in connection with the proposed reverse unit split.

Other

The above increases were partially offset by cost saving efforts in several areas, including advertising, telephone, reduction in personnel and transfer agent fees.

■	Depreciation

Depreciation expense in 2012 was nearly unchanged from 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Overall, revenues increased 314% to $72,777 in 2011, compared to $17,596 in 2010. The principal components of revenues and Management’s explanations for year-to-year changes are set forth below.

Property Sales

We had no revenue from property sales in 2010, The severe economic recession and the tightened credit markets, as well as efforts, beginning in April 2006, by Fish and Wildlife to protect the habitat of the endangered Red-cockaded Woodpecker, resulted in a continuation of depressed home building activity and real estate sales in Boiling Spring Lakes in 2011 and 2010.

Interest Income

Interest income in 2011 was $4,516, compared to $14,923 in 2010. Management attributes the 70% decrease to the combination of lower amounts invested during 2011 than in 2010 and to somewhat lower interest rates earned on our investments during 2011 than during 2010.

Other Income

Other income was $1,583 in 2011, compared to $2,673 in 2010. The decrease is due principal to $2,393 received in 2010 from the telephone cooperative that serves Boiling Spring Lakes and other portions of Brunswick County. As a non-profit cooperative, the telephone company may, from time to time, distribute to its members any excess of revenues over operating expenses. We received no such distribution during 2011.

■	Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2% to $509,344 in 2011 compared to $496,966 in 2010. Noteworthy changes from 2010 in the components of selling, general and administrative expenses, and the reasons therefore, are as follows:

Accounting fees

Accounting fees for 2011 were $37,103, compared to $55,018 for 2010.

Legal Fees

Total legal fees for 2011 were $13,487, compared to $19,324 for 2010.

Filing Fees

Total fees related to the filing of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Periodic Reports on Forms 8-K and 8-K/A were $14,356 in 2011, compared to $10,039 for 2010.

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

We may have to bear assessments relating to the installation of water and sewer lines installed by the City and the County. The Partnership owns property along Highway 87 where construction of the sewer system has begun. The County has estimated that the cost of this portion of the project will be approximately $3,000,000. This cost will then be assessed against property owners along the portion of Highway 87 along which the sewer lines are being built. While the County has stared that it has not yet determined the method by which the costs will be assessed to property owners, the Partnership believes that the most likely method will result in an assessment of approximately $1,040,000 against the Partnership’s property. The County has stated that the assessment, which will be made after completion of the project, which the Partnership believes will be in the third quarter of 2013, may be paid in a lump at a 5% discount or over 10 years at an interest rate of 2.84%. The Partnership believes it will choose to pay over the 10-year period.

We cannot reliably estimate the amounts of any additional assessments, nor can we accurately predict when any additional assessments will become due. The total of such additional assessments is likely to be substantial.

In light of the assessment for the sewer project along Highway 87, our current cash balances and short-term investments are not sufficient to meet all of these known and potential capital requirements.

Cash is generated primarily from individual lot sales and when lot sales are at a low number as has been the case for the past five years (see Table 1), revenue is not sufficient to meet operating costs and other cash requirements. When individual lot sales have not been sufficient, historically, we have met our liquidity requirements by drawing upon cash reserves, which has reduced, and will continue to reduce, such cash reserves significantly, accruing general partner fees and certain other fees and expenses payable to the General Partner and its affiliates, selling certain non-real estate assets, and, from time to time, borrowing from local banks or the General Partner and/or its affiliates. We may also seek to supplement our current cash balances and short-term investments by negotiating credit facilities, issuing debt on such terms and conditions as the General Partner deems prudent, or seeking other forms of debt or equity financing as the General Partner deems appropriate. The ability of the Partnership to access these sources of cash to an extent sufficient to meet the Partnership’s operating costs is unlikely.

■	Cash Flows from Operating Activities

During 2012, we used $647,069 of net cash in operating activities, compared to $408,978 of net cash used in 2011, an increase of $238,091, or 58.2%. Management attributes the change principally to paying accrued expenses and accounts payable in the amount of $243,675 and to a lesser extent to the increased net loss, partially offset by the receipt of approximately $95,000 due to refunds of water assessments previously paid.

■	Cash Flows from Investing Activities

Net cash provided from investing activities in 2012 was $0 compared to $1,886,000 of net cash provided upon maturity of certificates of deposit in 2011. None of the proceeds were reinvested in extremely low interest paying instruments. During 2012, the funds were held in a non-interest paying checking account which was fully FDIC-insured and up to $250,000 was held in money market funds which were also FDIC-insured.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Impact of Inflation

Generally, demand for real estate is adversely affected by increases in interest rates. To the extent that a significant increase in the rate of inflation leads to a significant increase in interest rates, our ability to sell real estate may be significantly adversely affected.

The low rate of inflation experienced during the fiscal years ended December 31, 2012 and 2011 has had only a minor impact on our operations.

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

We also have exposure to market risk for changes in interest rates due primarily to the following:

•	Cash: Substantially all of our cash is deposited in a noninterest-bearing checking account and an interest-bearing money market account at a local financial institution, with interest on the money market account at a variable rate. If interest rates were to increase, we would earn more interest income on our cash balances held in the money market account. If interest rates were to decrease, we would earn less interest income on our cash balances held in the money market account. To the extent we maintain balances in our in a noninterest-bearing checking account, changes in interest rates would have no effect on us.

•	Short-term Investments: From time to time we may invest excess cash in U.S. Treasury securities or certificates of deposit having a maturity at the time of purchase of more than 91 days but less than one year. All of these short-term investments are classified as securities held to maturity. During 2012, we had no short-term investments; in January, 2013, we invested $500,000 in 3-month CD’s and $500,000 in 3-month U.S. Treasury bills. If interest rates were to increase, upon sale or maturity of these investments, we would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the securities then purchased. If interest rates were to decrease, upon sale or maturity of the investments, we would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the securities then purchased. Unrealized gains or losses on securities classified as held to maturity that arise due to changes in interest rates would not be realized so long as the securities are held to maturity.

At December 31, 2012, we had cash of $1,288,909, of which $250,313 was held in a money market fund and the balance in no-interest, liquid accounts. Had the average level of interest rates during 2012 been higher or lower by 100 basis points or one percent (1%), our net income would have been approximately $16,000 (assuming all cash had been held in interest bearing accounts) more or $689 less, respectively. The foregoing estimate of the change in net income is based upon the average of the balances at the beginning and end of each of the quarters ended March 31, June 30, September 30, and December 31, 2012, and reflects the fact that annual interest rates on investments that are earning less than 1% cannot fall below 0%.

At December 31, 2011, we had cash of $1,935,978 and held no certificates of deposit; however, we had certificates of deposit during the year. Had the average level of interest rates during 2011 been higher or lower by 100 basis points or one percent (1%), our net income would have been approximately $17,226 more or $4,516 less, respectively. The foregoing estimate of the change in net income is based upon the average of the balances at the beginning and end of each of the quarters ended March 31, June 30, September 30, and December 31, 2011, and reflects the fact that annual interest rates on investments that are earning less than 1% cannot fall below 0%.

We had no interest-bearing debt outstanding during 2012 or 2011.

We do not enter into derivative contracts for our own account to hedge against the risk of changes in interest rates.

Item 8. Financial Statements and Supplementary Data

See Part IV, “Item 15. Exhibits and Financial Statement Schedules" for the response to this item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or the person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management has the responsibility for establishing and maintaining adequate disclosure controls and procedures. Since we are a limited partnership, we have no officers or directors. Mr. Peter Metz, who became President of the General Partner in June, 2012 , carries out the functions of our principal executive officer and principal financial officer, and, accordingly, is deemed to be our “management” for purposes involving the evaluation of the disclosure controls and procedures and the effectiveness thereof. Mr. Metz has, as of the end of the period covered by this Annual Report on Form 10-K, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, Mr. Metz has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Our management has the responsibility for establishing and maintaining adequate internal control over our financial reporting. Since we are a limited partnership, we have no officers or directors. Mr. Metz, President of the General Partner, carries out the functions of our principal executive officer and principal financial officer, and, accordingly, is deemed to be our “management” for purposes of establishing and maintaining adequate internal control over our financial reporting and the evaluation of the effectiveness thereof. Mr. Metz has, as of the end of the period covered by this Annual Report on Form 10-K, evaluated the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) and has determined that such internal control over our financial reporting is effective at the reasonable assurance level. Mr. Metz based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that occurred during the last fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We do not believe any significant deficiencies or material weaknesses exist in our internal control over financial reporting. Accordingly, no corrective actions have been taken.

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

Officers and Directors of the General Partner

Peter Metz, 48 has been President and the sole Director of the General Partner, since June, 2012. He is also an officer of affiliates of Grace Property Management, Inc., most of which positions he has held since 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of partnership units and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons.” We are required to disclose in this Annual Report on Form 10-K each reporting person who we know has failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2012. To our knowledge, based solely upon a review of all Section 16(a) filings furnished to us by Section 16(a) reporting persons or written representations that no such reports were required, during the fiscal year ended December 31, 2012, all Section 16(a) reporting persons complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

In connection with its role as our General Partner, Grace Property Management, Inc. has adopted a Code of Ethics that applies to each person who performs one or more of the following functions: principal executive officer, principal financial officer, and principal accounting officer or controller. There has been no change to or amendment of the Code of Ethics during 2012. We shall furnish, without charge, a copy of the Code of Ethics to any person who requests a copy in writing sent to the General Partner at the following address: Mr. Peter Metz, President, Grace Property Management, Inc., 55 Brookville Road, Glen Head, NY 11545.

Nominating Committee

Since we are a limited partnership, we have no officers or directors. Grace Property Management, Inc., our General Partner, performs functions generally performed by officers and directors. The General Partner has no committees, including a nominating committee. The Board of Directors of the General Partner functions in the capacity of a nominating committee.

Audit Committee

Since we are a limited partnership, we have no officers or directors. Grace Property Management, Inc., our General Partner, performs functions generally performed by officers and directors. The General Partner has no committees, including an audit committee. The Board of Directors of the General Partner functions in the capacity of an audit committee. The Board of Directors of the General Partner consists of Peter Metz, who is not “independent” as such term is defined by the SEC. The Board of Directors of the General Partner has determined that Peter Metz is an “audit committee financial expert” as such term is defined by the SEC.

Item 11. Executive Compensation

The total compensation earned by the General Partner during each of the last three fiscal years ended December 31 is set forth in Table 8, below.

TABLE 8: SUMMARY COMPENSATION TABLE FOR FISCAL YEARS ENDING DECEMBER 31, 2012, 2011 AND 2010

	Year	General Partner Fee

Grace Property Management Inc., General Partner	2012	$160,000
	2011	160,000
	2010	160,000

Note:

Excludes payments made to affiliates of the General Partner as described in "Item 13. Certain Relationships and Related Transactions, and Director Independence."

During 2012, payments totaling $160,000 were made to the General Partner, representing general partner fees for the first, second, third and fourth quarters of 2012.

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

As of December 31, 2012, we had a group health insurance plan in place covering our full-time employees located in our Boiling Spring Lakes sales office. We have no pension, retirement, or profit sharing plan but we do provide for incentive bonus compensation to our employees located in Boiling Spring Lakes for meeting or exceeding predesignated budget targets. We have no options, warrants, appreciation rights, or other awards outstanding. No Management person is indebted to us. Other than for accrued vacation and accrued travel and other expenses, we are not indebted to any of our employees.

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

Security Ownership of Certain Beneficial Owners

As of January 31, 2013, we had 1,811,062 partnership units issued and outstanding. Information as of January 31, 2013 concerning the number of partnership units beneficially owned by the persons who, to the knowledge of Management, based solely on records available to us, beneficially owned more than 5% of the units issued and outstanding on such date is set forth in Table 9, below.

TABLE 9: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Name and Address of Beneficial Owner	Amount Beneficially Owned [a]		Percent of Class

US Bank Trust National Association, as trustee 141 North Main Avenue Suite 300 Sioux Falls, SD	316,403	[b]	17.5%

Grace & White, Inc. 515 Madison Avenue Suite 1700 New York, NY	233,507	[c]	12.9%

John S. Grace 55 Brookville Road Glen Head, NY	207,534	[d]	11.5%

MPF Flagship Fund 10, LLC; SCM Special Fund, LLC; and MPF-NY 2006, LLC c/o MacKenzie Patterson Fuller, LP 1640 School Street Moraga, CA	107,724	[e]	5.9%

Notes:
[a]	Unless otherwise indicated, each of the persons named has sole voting and investment power.
[b]	Includes an aggregate of 109,173 units owned by 22 separate trusts, and 207,230 units owned by the Lorraine QTIP Trust, of which trusts US Bank Trust National Association is trustee.
[c]	Information was obtained from Schedule 13G, Amendment No. 5 filed with the Securities and Exchange Commission on January 30, 2013 as an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. The party’s Schedule 13G, Amendment No. 4 states that the party has sole voting power as to 200,807 units, and sole dispositive power as to 233,507 units.
[d]	Information was obtained from Schedule 13D, Amendment No. 1 filed with the Securities and Exchange Commission on March 22, 2011. Includes 25,100 units owned by the General Partner, of which Mr. Grace is a controlling person.
[e]	Information was obtained from Schedule TO, Amendment No. 2, filed with the Securities and Exchange Commission on November 16, 2006 by the parties and certain of their affiliates, and Schedule TO, Amendment No. 3, filed with the Securities and Exchange Commission on July 19, 2006, by the parties and certain of their affiliates. According to the filings, the holdings are allocated as follows: MPF Flagship Fund 10, LLC: 77,170 units; SCM Special Fund, LLC: 25,461 units; and MPF-NY 2006, LLC: 5,092 units, for a total of 107,723 units; however, the more recent filing states that the aggregate holding is 107,724 units.

Security Ownership of Management

Information as of January 31, 2013 concerning the number of partnership units beneficially owned by (1) Grace Property Management, Inc., the General Partner, (2) each director of Grace Property Management, Inc., and (3) the directors and executive officers of Grace Property Management, Inc. as a group is set forth in Table 10, below.

TABLE 10: SECURITY OWNERSHIP OF MANAGEMENT
Name and Address of Beneficial Owner	Amount Beneficially Owned [a]		Percent of Class
Grace Property Management, Inc. (the General Partner)[b]	25,100		1.4%

Peter Metz [b]	—	[c]	—

All directors and officers of the general partner as a group (1 person)	—	[c]	—

Notes:
[a]	Unless otherwise indicated, each of the persons named has sole voting and investment power.
[b]	Address is 55 Brookville Road, Glen Head, NY.
[c]	Excludes 25,100 units owned by the General Partner.

Changes in Control

We know of no arrangement, including any pledge by any person of units, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

For 2012, 2011, and 2010, the General Partner and its affiliates charged us for general partner fees, rent, and reimbursement of expenses as set forth in Table 11, below.

TABLE 11: CHARGES BY GENERAL PARTNER AND AFFILIATES
2010-2012

	2012	2011	2010
General Partner’s fee	$160,000	$160,000	$160,000
Rent for office space	19,000	19,000	19,000
Reimbursement of expenses	12,337	1,787	-
Total	$191,337	$180,787	$179,000

An affiliate of the General Partner charges us for office space used by officers of the General Partner. The amounts charged for 2012, 2011, and 2010, are set forth in Table 11, above. At December 31, 2012, $4,975 was prepaid for rent with respect to the first quarter of 2013.

Officers of the General Partner charge us for their out-of-pocket expenses incurred when traveling on partnership business or otherwise incurred in connection with our business or us. The amounts charged for and paid during 2012, 2011, and 2010 are set forth in Table 11, above. At December 31, 2012, we owed approximately $750 with respect to reimbursement of out-of-pocket expenses, which amount is included above. In 2012, these out-of-pocket expenses included the reimbursement to Sheffield Investments, an affiliate of the General Partner, for bookkeeping services previously performed by an employee of the Partnership at its office in Boiling Spring Lakes.

The General Partner and its affiliates may charge us late fees on amounts not timely paid, with interest at an annual rate of 10%, compounded quarterly. No amounts were charged for 2012, 2011, or 2010.

Except for the preceding items, there were no transactions between the General Partner or its affiliates (including Management of the General Partner and their immediate families) and us during the fiscal year ended December 31, 2012 or thereafter. There were no other related party transactions and there existed no indebtedness to us from the General Partner or its affiliates (including Management of the General Partner and their immediate families).

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

The General Partner approved the appointment of Frost as our independent registered public accountants for the fiscal year ended December 31, 2011, and reappointed Frost for the fiscal year ended December 31, 2012.

Table 12, below, details the aggregate fees for professional services and expenses by our Independent Registered Public Accounting firm during 2011 and 2010.

TABLE 12: FEES FOR PROFESSIONAL SERVICES BY THE PARTNERSHIP'S
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

	Year Ended December 31,
	2012	2011
Audit fees [a]	$18,527	$30,582
Audit-related fees	0	0
Tax compliance fees	0	0
Other fees	0	0
Total	$18,527	$30,582

Notes:

[a]	The aggregate fees for professional services rendered by the independent registered public accounting firm for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, or services normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2012 and 2011.

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

[THE REST OF THIS PAGE IS BLANK]

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The documents filed as part of this report are listed in the Index to Financial Statements set forth in Table 13 below.

TABLE 13: INDEX TO FINANCIAL STATEMENTS

Document	Page
The following financial information is contained within the Audited Financial Statements:

Frost, PLLC – Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2012 and 2011	F-2

Statements of Operations for the years ended December 31, 2012, 2011, and 2010	F-3

Statements of Changes in Partners’ Capital for the years ended December 31, 2012, 2011, and 2010	F-4

Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010	F-5

Notes to Financial Statements	F-6-13

Financial Statement Schedules

The financial statement schedules filed as part of this report are listed in the Index to Financial Statement Schedules set forth in Table 14, below. All other required supplemental financial schedules are either contained within the notes to the financial statements or are not applicable.

Exhibits

A complete listing of exhibits, including those incorporated by reference, is shown on Table 15, below. All other exhibits are not applicable.

TABLE 15: LIST OF EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Partnership Agreement of Reeves Telecom Limited Partnership (as amended October 28, 2008). Filed as Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed on November 3, 2008. [a]
31	Rule 13a-14(a)/15d-14(a) Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Ingram & Company, Inc. appraisal of the Boiling Spring Lakes property as of December 31, 2012.

Notes:

[a]    Incorporated herein by reference.

[THE REST OF THIS PAGE IS BLANK]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEVES TELECOM LIMITED PARTNERSHIP

Signatures		Title	Date

By:	Grace Property Management, Inc.	General Partner	February 19, 2013

By:	/s/ PETER METZ
Peter Metz
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ PETER METZ	President and Director of	February 19, 2013
	Peter Metz	General Partner
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)

REEVES TELECOM LIMITED PARTNERSHIP

December 31, 2012 and 2011

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

Report of Independent Registered Public Accounting Firm

Partners

Reeves Telecom Limited Partnership

Glen Head, New York

We have audited the accompanying balance sheets of Reeves Telecom Limited Partnership as of December 31, 2012 and 2011, and the related statements of operations, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reeves Telecom Limited Partnership as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

Little Rock, Arkansas	/s/ Frost PLLC
February 19, 2013

REEVES TELECOM LIMITED PARTNERSHIP

Balance Sheets

December 31, 2012 and 2011

	2012	2011

Assets

Cash and cash equivalents	$1,288,909	$1,935,978
Prepayments	4,975	-
Properties held for sale and property and equipment
Properties held for sale	295,441	391,197
Property and equipment, net	224,393	227,939
Other assets	3,350	3,350
Total assets	$1,817,068	$2,558,464

Liabilities and Partners' Capital

Current liabilities
Accounts payable and accrued expenses	$3,033	$201,908
Accrued expenses - affiliates	-	44,800
Total current liabilities	3,033	246,708

Commitments and contingencies

Partners' capital	1,814,035	2,311,756
Total liabilities and partners' capital	$1,817,068	$2,558,464

The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

Statements of Operations

For the Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Revenues
Property sales	$12,817	$66,678	$-
Interest income	689	4,516	14,923
Other income	7,769	1,583	2,673
Total revenues	21,275	72,777	17,596

Operating expenses
Direct costs of property sold	517	2,752	-
Selling, general and administrative expenses	514,933	509,344	496,966
Depreciation	3,546	3,550	3,779
Total operating expenses	518,996	515,646	500,745

Net loss	(497,721)	(442,869)	(483,149)

Net loss per partnership unit	$(0.27)	$(0.24)	$(0.27)
Weighted average partnership units issued and outstanding	1,811,062	1,811,062	1,811,262

The accompanying notes are an integral part of these financial statements.

F-3

REEVES TELECOM LIMITED PARTNERSHIP

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2012, 2011 and 2010

Balance - January 1, 2010	$3,237,774

Net loss	(483,149)

Balance - December 31, 2010	2,754,625

Net loss	(442,869)

Balance - December 31, 2011	2,311,756

Net loss	(497,721)

Balance - December 31, 2012	$1,814,035

The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

Statements of Cash Flows

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities
Net loss	$(497,721)	$(442,869)	$(483,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,546	3,550	3,779
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(4,975)	10,124	(9,143)
Property held for sale, net	95,756	2,751	-
Other assets	0	(3,350)	-
Accounts payable and accrued expenses	(198,875)	20,766	(17,352)
Accrued expenses - affiliates	(44,800)	50	-
Net cash used by operating activities	(647,069)	(408,978)	(505,865)

Cash flows from investing activities
Purchase of land improvements and equipment	-	-	(1,096)
Purchase of certificates of deposit	-	(490,000)	(3,091,000)
Proceeds upon maturity of certificates of deposit	-	2,376,000	2,405,000
Net cash provided (used) by investing activities	-	1,886,000	(687,096)

Net increase (decrease) in cash and cash equivalents	(647,069)	1,477,022	(1,192,961)

Cash and cash equivalents - beginning of period	1,935,978	458,956	1,651,917

Cash and cash equivalents - end of period	$1,288,909	$1,935,978	$458,956

The accompanying notes are an integral part of these financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

1.     Nature of Operations

On May 17, 1979, the stockholders of Reeves Telecom Corporation (the “Corporation”) approved a plan of liquidation (the “Plan”) for the Corporation and its subsidiaries. The Plan, which was determined by the Internal Revenue Service to qualify as a Section 337 liquidation, authorized the Corporation’s Board of Directors to sell the Corporation’s assets and distribute any remaining unsold assets to its stockholders and/or a liquidation trust. On May 8, 1980, stockholders at a special meeting approved an amendment to the Plan whereby assets not sold within one year of the date the Plan was approved could be transferred, at the discretion of the Board of Directors, from the Corporation to a South Carolina limited partnership which would undertake to sell the remaining assets on behalf of the stockholders. On May 15, 1980, the Corporation was liquidated and all of its unsold assets and liabilities were transferred to Reeves Telecom Associates, a South Carolina limited partnership (the “Partnership”). Stockholders of the Corporation received one partnership unit in exchange for each share of common stock. The offering of the units was registered under the Securities Act of 1933. In January 1987, pursuant to a change in South Carolina law, the Partnership’s legal name was changed from Reeves Telecom Associates to Reeves Telecom Limited Partnership. From the liquidation of the remaining assets, the Partnership may acquire additional properties or make distributions to the partners. The Partnership currently has no intent to acquire additional properties but is not precluded from doing so.

Pursuant to the Plan, the Corporation sold all of its broadcasting assets and substantially all of the land held for development and sale at one of its two land development locations and distributed to its stockholders cash of $0.90 per share on February 29, 1980 and $2.30 per share on May 14, 1980.

The remaining assets of the Partnership are primarily land held for sale and cash. The cash was generated from real estate sales including the sale of a golf club during the first quarter of 2001.

While the Partnership intends to continue to sell lots in the normal course of business the Partnership has also begun to effect a bulk sale. While no assurances can be given, the Partnership believes the carrying value of the remaining lots is less than their net realizable value if the lots are sold in the normal course. Should the Partnership effect a bulk sale and/or abandonment, the net amount realized could be less than the carrying value.

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

e.	Significant concentrations of credit risk – From time to time during 2011, the Partnership maintained cash balances in excess of Federal Deposit Insurance Corporation (“FDIC”) insured amounts. In 2012, the Partnership did not maintain cash balances in excess of FDIC insured amounts. In the event the bank where the Partnership maintains its accounts becomes insolvent, the Partnership may lose some or all of the excess, if any, over FDIC insured amounts.

At December 31, 2012, the Partnership maintained cash and investments in money market mutual funds totaling $250,313 at its broker-dealer, less than the $500,000 limit on Securities Investor Protection Corporation (“SIPC”) insured amounts. In the event the broker-dealer where the Partnership maintains its accounts becomes insolvent or amounts in the Partnership’s account are lost or go missing due to fraud or otherwise, the Partnership may lose some or all of the excess, if any, over SIPC insured amounts.

f.	Cash and cash equivalents – For purposes of the statements of cash flows, the Partnership considers cash as cash on hand, cash deposited in financial institutions, money market accounts and U.S. Treasury securities with maturities of less than 91 days at the date of purchase. Cash equivalents are stated at cost, which approximates market value.

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

2.     Summary of Significant Accounting Policies (cont.)

g.	Impairment of long-lived assets – The Partnership’s long-lived assets, primarily real estate held for sale, are carried at cost unless circumstances indicate the carrying value of the assets may not be recoverable. The Partnership obtains an appraisal periodically (typically, every two years) for the Boiling Spring Lakes property and evaluates the carrying value of the property based on such appraisal. The Partnership obtained an appraisal as of December 31, 2012, which did not indicate any impairment should be recognized. The Partnership applies a valuation allowance to land if such land is unsuitable for the installation of an individual septic system as determined by testing conducted by the local health department or, in the absence of such testing, as determined by the Partnership based upon topography. Land the Partnership believes to be suitable for the installation of an individual septic system based upon topography may, by subsequent testing, be determined to be unsuitable. More typically, land the Partnership believes to be unsuitable for a septic system based upon topography may, by subsequent testing, be determined to be suitable. The valuation allowance is allocated among the land held for sale only following each periodic appraisal, while the determination of a particular lot or parcel of land as being suitable or unsuitable for a septic system may be made at any time prior to the sale of such land. Since the direct cost of land sold is net of the applicable valuation allowance, the direct cost of a lot or parcel of land the Partnership believes to be suitable for a septic system that, on the basis of testing, is subsequently determined to be unsuitable may, therefore, exceed the sales price of such land, in which case the Partnership would realize a loss on the sale of such land. To the best of management’s knowledge, the Partnership has never realized such a loss, and if such a loss or losses were to occur, management believes the aggregate amount of such losses would not materially affect the Partnership’s financial condition or results from operations.

h.	Advertising costs – Advertising costs of $4,047, $7,359 and $7,783 were expensed as incurred during the years ended December 31, 2012, 2011 and 2010, respectively.

i.	Recent accounting pronouncements – In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends ASC 820, “Fair Value Measurements and Disclosures,” providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. The amendments in ASU 2011-04 are to be applied prospectively. The amendments were effective for annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material effect on the Partnership’s financial statements.

All other new and recently issued, but not yet effective, accounting pronouncements have been deemed to be not relevant to the Partnership and therefore are not expected to have any impact once adopted.

3.     Properties Held for Sale and Property and Equipment

The Partnership obtained an independent appraisal report dated January 23, 2013 valuing the properties held for sale at December 31, 2012. Based upon this appraisal, management determined that no additional valuation allowances were required. Management believes the properties held for sale are not reported in excess of their fair values at December 31, 2012.

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

3.     Properties Held for Sale and Property and Equipment (cont.)

A summary of properties held for sale and property and equipment at December 31, 2012 and 2011 is as follows:

	2012	2011
Properties held for sale
Boiling Spring Lakes land held for sale	$829,829	$926,440
Less valuation allowance	(534,388)	(535,243)
Total properties held for sale	295,441	391,197

Property and equipment
Land and land improvement	248,738	248,738
Buildings	58,301	58,301
Equipment	11,045	11,045
	318,084	318,084
Less accumulated depreciation	(93,691)	(90,145)
Total property and equipment, net	224,393	227,939

Total properties held for sale and property and equipment, net	$519,834	$619,136

4.     Investments

There were no investments held as of December 31, 2012.

5.     Accrued Expenses – Affiliates

A summary of accrued expenses owed to affiliates at December 31, 2012 and 2011 is as follows:

	2012	2011
General Partner’s fees	$0	$40,000
Rent	0	4,800

	$0	$44,800

General Partner’s fees represent amounts owed to the General Partner. Rent represents amounts owed to certain affiliates of the General Partner. From time to time, the General Partner and its affiliates charge the Partnership interest on amounts owed to them. See Note 6 for additional information regarding related party transactions.

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

6.     Related Party Transactions

The General Partner and its affiliates charged the Partnership for services and office space for the years ended December 31, 2012, 2011 and 2010 as follows:

	2012	2011	2010
General Partner’s fees	$160,000	$160,000	$160,000
Rent for office space	19,000	19,000	19,000
Reimbursement of other expenses	12,337	1,787	-

	$191,337	$180,787	$179,000

Fees charged by the general partner are determined on an annual basis and represent services provided by the general partner for management, financial statement preparation and Securities and Exchange Commission filings throughout the year.

7.     Income Taxes

No provision has been made for federal income taxes since income or loss is includable in the partners’ returns as they report to tax authorities in their respective capacities as partners. There were no state income taxes paid in 2012 or 2011.

The Partnership is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2009. The Partnership’s federal and state tax returns are not currently under examination. The Partnership recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2012 and 2011, the Partnership did not recognize any interest or penalties. The Partnership did not have any interest or penalties accrued at December 31, 2012 or 2011.

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

REEVES TELECOM LIMITED PARTNERSHIP

Notes to Financial Statements

8.     Commitments and Contingencies (cont.)

Commitment for Municipal Water and Sewer Services

Most of the land owned by the Partnership lacks municipal water and sewer service. The City of Boiling Spring Lakes, North Carolina (the “City”), began to phase in municipal water service to certain portions of the development in 2004. A significant portion of the costs of water distribution and sewer lines to land owned by the Partnership must be borne by the Partnership or by subsequent purchasers of the land. In January 2011, the City completed an expansion of the municipal water system that began in 2009. The cost of the expansion was borne by owners of land directly passed by the new water mains by the payment of an assessment of $500 per lot plus a tap fee of $860 per lot containing a dwelling. The Partnership’s total assessment was determined to be $49,500 based upon a formula that allows adjoining lots to be aggregated into a group and counted as one lot for assessment purposes. Should the Partnership sell some, but not all, of the lots that were aggregated into a group, an additional assessment may have to be paid by the Partnership with respect to such lots at the time the sale of such lots is closed. The Partnership capitalized $49,500 of assessments in 2009 by increasing the cost basis of land affected. In 2012, the Partnership received refunds of assessments previously paid to the City. The Partnership decreased the cost basis of land affected.

In September 2012, Brunswick County, North Carolina (the “County”) began installation of sewer lines along all of State Road 87 that lies within the City, with a total preliminary cost estimate of approximately $3.0 million. The County has not determined the manner in which it will assess the cost of the sewer lines to the property owners, including but not limited to the Partnership, who will benefit from the sewer lines. Nevertheless, the Partnership has estimated that the future assessment most likely will be $1,040,338. The Partnership believes that the sewer lines should be completed by the end of 2013, though there can be no assurance that construction will be completed as or when planned, that the actual cost will not differ significantly from what is currently contemplated, or that assessments of the property owners, including but not limited to the Partnership, whose land will stand to benefit from the sewer lines will not differ significantly from current estimates. The County has stated that any assessment may be paid in full at a 5% discount or paid over 10 years at an interest rate of 2.84%. The Partnership believes that it will choose to pay any assessment over the 10-year period. The Partnership expects to capitalize any such assessment paid by increasing the cost basis of the land held for sale. If the Partnership were to sell any land intended to benefit from sewer lines prior to the Partnership being assessed or prior to having paid any portion of an assessment, of which there can be no assurance, the selling price of that land would likely be reduced by the anticipated amount of such assessment or the amount of the assessment remaining to be paid.

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

The Partnership believes the lakes within the City of Boiling Spring Lakes are recreational and scenic attractions to potential buyers of land from the Partnership. The Partnership’s ability to sell land at its asking prices would be adversely affected if the water level in the lakes was substantially below normal for any length of time. Due to drought or near-drought conditions for much of 2007, nearly all the lakes within the City had a water level substantially below normal. These conditions resulted in a lowering of the water level, and sinkholes developed in the bed of Boiling Spring Lake, the largest lake in the community. Remedial measures taken by the city solved the issue of the sinkholes; however, the lack of normal rainfall prevented the lakes, including Boiling Spring Lake, from returning to approximately normal levels for some time after the remedial measures were taken. The water level of most of the lakes, including Boiling Spring Lake, has since returned to approximately normal. The Partnership has not made any representations or warranties to buyers of land as to the water level in the lakes. Nevertheless, it is reasonably possible that one or more of such buyers may seek compensation from the Partnership or seek rescission of their purchase of land from the Partnership, owing to the water level of the lakes being substantially below normal, whether due to damage to the dam, protracted drought conditions or otherwise. If any litigation is instituted seeking compensation or rescission, the Partnership believes that it would prevail on the merits, although no such assurances can be given, but the cost of defending such litigation could be substantial. As of the date of this report, there is no pending litigation, and the Partnership is not aware of any potential claims or actions in these matters. The Partnership has made no provision in the financial statements related to this contingent liability.

Building and Maintaining Roads

The Partnership is responsible for maintaining certain roads, most of which are unpaved, and certain road rights-of-way within the City of Boiling Spring Lakes. The Partnership may complete some or all of the roads, but there is no contractual obligation to do so. The Partnership has not set aside any money or entered into any bond, escrow or trust agreement to assure completion of the roads. It may be difficult or impossible for the Partnership to sell lots located on uncompleted roads. The City will not assume any road that is not paved with asphalt and the City of Boiling Spring Lakes need not assume any paved road. Accordingly, unless and until the Partnership completes a road and has it paved with asphalt, and the road has been assumed by the City, the Partnership will be responsible for maintaining such road and the right-of-way. Since 2001, the Partnership has spent approximately $193,000 for rocking and paving roads. The failure by the Partnership to provide proper maintenance of the roads and rights-of-way which have not been assumed by the City may subject the Partnership to substantially greater risk of litigation from persons adversely affected by such failure. If such litigation were to be initiated, management believes that the Partnership would prevail, but that the cost of defending the case could be material, and should the Partnership not prevail, the cost of building any such road could be material. The Partnership has made no provision in the financial statements related to this contingent liability.

9.     Subsequent Event

On February 19, 2013, the Partnership filed preliminary proxy soliciting material and a Schedule 13E-3 with the Securities and Exchange Commission (the “SEC”). These documents disclosed that the Partnership will hold a special meeting of the partners to seek approval of amendments to the Partnership’s Limited Partnership Agreement to effect a reverse unit split and certain other matters. The reverse unit split, if approved by the partners, will result in 101 old units being exchanged for one new unit. Each holder of less than 101 units will receive $0.81 in cash for each old unit and will therefore cease to be a unit holder. It is expected that after the reverse unit split, there will be approximately 378 holders of units, which will allow the Partnership to seek to terminate the registration of the units and terminate its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Upon termination of the registration of the units and its reporting obligations under the Exchange Act, the Partnership will no longer be required to file annual and periodic reports with the SEC.

Independent Registered Public Accounting Firm

Report on Supplementary Information

Partners

Reeves Telecom Limited Partnership

Glen Head, New York

Our report on our audits of the basic financial statements of Reeves Telecom Limited Partnership as of December 31, 2012 and 2011 appears on page F-1. Those audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules on pages F-15 through F-17 are not a required part of the basic financial statements but are supplementary information required by the Securities and Exchange Commission. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Little Rock, Arkansas	/s/ Frost PLLC
February 19, 2013

REEVES TELECOM LIMITED PARTNERSHIP

Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to		Changes	Balance at
	Beginning of	Costs and		Add	End of
	Period	Expenses	Deductions	(Deduct)	Period

For the year ended December 31, 2012
RE valuation allowance	$535,243	$-	$(855)	$-	$534,388

For the year ended December 31, 2011
RE valuation allowance	$538,914	$-	$(3,671)	$-	$535,243

For the year ended December 31, 2010
RE valuation allowance	$538,914	$-	$-	$-	$538,914

For the year ended December 31, 2009
RE valuation allowance	$539,373	$-	$(459)	$-	$538,914

NOTES:

(1)	Additions to the real estate valuation allowance charged to costs and expenses reduce the reported book value of certain real estate held for sale to approximate market.

(2)	Deductions to the real estate valuation allowance reflect the sale of real estate to which the valuation allowance applies.

See independent registered public accounting firm report on supplementary information.

REEVES TELECOM LIMITED PARTNERSHIP

Real Estate and Accumulated Depreciation

December 31, 2012

Life Upon
Which
Depreciation
			Cost					in Latest
			Capitalized	Gross Amount				Income
		Initial Cost to	Subsequent to	Carried at	Accumulated	Net Book	Date of	Statement is
Description	Encumbrances	Partnership	Acquisition	End of Period	Depreciation	Value	Acquisition	Computed

Boiling Spring Lakes, North Carolina
Building lots and land	$-	$553,035	$276,794	$829,829	$-	$829,829	May 1980	N/A

NOTES:

(1)	All building lots and land held for sale are unimproved.

(2)	The amounts shown for building lots and land in Boiling Spring Lakes do not reflect valuation allowance of $534,388 at December 31, 2011. See Valuation and Qualifying Accounts on page F-15. The valuation allowance, established in previous years to reduce the carrying value of the Partnership’s land in Boiling Spring Lakes to approximate market value, is reviewed from time to time to determine its adequacy and is reduced as land is sold.

See independent registered public accounting firm report on supplementary information.

REEVES TELECOM LIMITED PARTNERSHIP

Reconciliation of Gross and Net Book Value

	Gross	Accumulated	Net
	Book Value	Depreciation	Book Value
Year Ended December 31, 2012
Balance - beginning of period	$926,440	$-	$926,440
Additions during period
Improvements	-	-	-
Deductions during period
Cost of real estate sold	(96,611)	-	(96,611)
Balance - end of period	$829,829	$-	$829,829

Year Ended December 31, 2011
Balance - beginning of period	$932,862	$-	$932,862
Additions during period
Improvements	-	-	-
Deductions during period
Cost of real estate sold	(6,422)	-	(6,422)
Balance - end of period	$926,440	$-	$926,440

Year Ended December 31, 2010
Balance - beginning of period	$932,862	$-	$932,862
Additions during period
	-	-	-

	-	-	-
	$932,862	$-	$932,862

NOTE:

(1)	Cost of real estate sold does not reflect valuation allowances. See Valuation and Qualifying Accounts on page F-15.

See independent registered public accounting firm report on supplementary information.

