Form 10-Q
period 2013-03-31
REEVES TELECOM LTD PARTNERSHIP
filed 2013-05-06
CIK 314741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

REEVES TELECOM LIMITED PARTNERSHIP

FORM 10-Q

[THIS PAGE LEFT BLANK INTENTIONALLY]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

AT MARCH 31, 2013 AND DECEMBER 31, 2013

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets

Cash and cash equivalents	$1,115,119	$1,288,909

Prepayments	47,525	4,975
Properties held for sale and property and equipment
Properties held for sale, net	295,441	295,441
Property and equipment, net	223,505	224,393
Other assets	3,350	3,350

Total assets	$1,684,940	$1,817,068
Liabilities and Partners' Capital

Current liabilities
Accounts payable and accrued expenses	$44,746	$3,033
Accrued expenses - affiliates	0	0
Total current liabilities	44,746	3,033
Commitments and contingencies
Partners' capital	1,640,194	1,814,035

Total liabilities and partners' capital	$1,684,940	$1,817,068

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS AND PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Property sales	$0	$8,850
Interest income	50	189
Other income	385	0
Total revenues	435	9,039

Operating expenses
Direct costs of property sold	0	262
Selling, general and administrative expenses	173,389	123,352
Depreciation	887	887
Total operating expenses	174,276	124,501

Net loss	(173,841)	(115,462)

Partners' capital at beginning of period	1,814,035	2,311,756

Partners' capital at end of period	$1,640,194	$2,196,294

Net loss per partnership unit	$(0.10)	$(0.06)

Weighted average partnership units issued and outstanding	1,811,062	1,811,062

The accompanying notes are an integral part of these condensed financial statements.

REEVES TELECOM LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(173,841)	$(115,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	887	887
Changes in operating assets and liabilities
Prepaid and other current assets	(42,550)	0
Property held for sale, net	0	10,614
Accounts payable and accrued expenses	41,714	(119,178)
Accrued expenses - affiliates	0	(50)
Net cash used in operating activities	(173,790)	(223,189)

Net decrease in cash and cash equivalents	(173,790)	(223,189)
Cash and cash equivalents - beginning of period	1,288,909	1,935,978
Cash and cash equivalents - end of period	$1,115,119	$1,712,789

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

Because we are a limited partnership, we have no officers or directors. Pursuant to our Limited Partnership Agreement, Grace Property Management, Inc., our General Partner, is responsible for the management of our business and performs functions generally performed by officers and directors. Grace Property Management, Inc. is a Delaware corporation engaged in the business of real estate management, and has served as our General Partner since May 15, 1980.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On April 30, 2013, we filed definitive proxy soliciting material with the Securities and Exchange Commission (the “SEC”) for a special meeting of the Partners to be held on May [24], 2013 to seek approval of amendments to the Limited Partnership Agreement to effect a reverse unit split and certain other matters (the “Reverse Unit Split Proposal”). The Reverse Unit Split Proposal, if approved by the Partners, will result in 101 old units being exchanged for one new unit (the “Reverse Unit Split”). Upon effectiveness of the Reverse Unit Split, each holder of less than 101 units will receive $0.81 in cash for each old unit and will therefore cease to be a unit holder. It is expected that after the Reverse Unit Split, there will be approximately 378 holders of units, which will allow the Partnership to seek to terminate the registration of the units under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Upon termination of registration of the units under the Exchange Act, the Partnership will no longer be required to file annual and periodic reports with the SEC. Upon effectiveness of the Reverse Unit Split, no fractional new units will be issued to the remaining unit holders, but such unit holders will be entitled to receive $0.81 for each old unit not exchanged for a whole new unit.

2.	Summary of Significant Accounting Policies

a.	Basis of presentation - The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation of the Partnership’s results of operations and financial condition have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 19, 2013.

The accompanying unaudited condensed financial statements have been prepared using the accrual basis of accounting.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

e.	Significant concentrations of credit risk - The Federal Deposit Insurance Corporation (“FDIC”), an independent agency of the United States government, insures bank deposits up to $250,000 per depositor, per bank, subject to certain conditions. In the event that any bank where the Partnership holds funds becomes insolvent, the Partnership may lose some or all of any excess over FDIC-insured limits held at that bank. From time to time, the Partnership has had, and in the future may have, cash balances at its principal bank in excess of FDIC-insured amounts. At March 31, 2013, the amount of cash balances in excess of FDIC-insured amounts was $615,119, primarily because $500,000 of U.S. Treasury Bills matured on March 28, 2013 and the funds were held at the Partnership’s bank. Also at March 31, 2013, the Partnership held CDs at two banks other than its principal bank, in each case in the initial amount of $250,000.

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Securities Investor Protection Corporation (“SIPC”), a non-profit corporation set up and funded by the brokerage industry, insures investors’ accounts at member brokerage firms up to $500,000 per investor, subject to certain conditions, in the event that a member brokerage firm goes bankrupt, and cash and securities are missing from customer accounts. The SIPC provides for supplementing the recovery by customers of a failed brokerage firm by up to $500,000 per customer, including up to $250,000 for cash claims. Typically, most or all of the Partnership’s funds held at its brokerage firm are invested in brokered certificates of deposit, each of which is fully insured by the FDIC, although, at times significant amounts held at the brokerage firm have not been, and in the future may not be, invested in FDIC-insured certificates of deposit. In the event the brokerage firm where the Partnership maintains its accounts becomes insolvent or amounts in the Partnership’s accounts are lost or go missing due to fraud or otherwise, the Partnership may lose some or all of such excess over SIPC-insured amounts to the extent that the Partnership’s accounts are not invested in FDIC-insured certificates of deposit. At March 31, 2013, the Partnership had no account balances in excess of SIPC-insured amounts.

f.	Cash and cash equivalents - For purposes of the statements of cash flows, the Partnership considers cash and cash equivalents as cash on hand, cash deposited in financial institutions (other than certificates of deposit), money market accounts, and U.S. Treasury securities with maturities of less than 91 days at the date of purchase. Cash equivalents are stated at cost, which approximates market value.

g.	Short-term investments - From time to time, the Partnership has invested in certificates of deposit issued by various financial institutions. These certificates of deposit were designated as held to maturity and were reported at their cost, which was not materially different from their fair market value. The Partnership held $500,000 of CD’s during the three months ended March 31, 2013.

h.	Impairment of long-lived assets - The Partnership’s long-lived assets, primarily real estate held for sale, are carried at cost unless circumstances indicate that the carrying value of the assets may not be recoverable. The Partnership obtains an appraisal of the Property periodically (typically, every two years). The most recent appraisal was dated as of December 31, 2012. Management evaluates the carrying value of the Property based on the latest appraisal at the time the appraisal is received and periodically thereafter. Based upon Management’s latest evaluation, the Partnership does not expect to reduce the carrying value of the Property in the near future.

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

The amount of the valuation allowance at both March 31, 2013 and December 31, 2012 is $534,388.

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

In May 2010, the City transferred ownership of the municipal water system to Brunswick County, North Carolina (the “County”) in exchange for the County’s construction of a wastewater collection system within a portion of the City. In connection with the transfer, the City retained the cash surplus in the municipal water assessment fund. In March 2012, the City began to refund the cash surplus to eligible property owners, including the Partnership, who had previously paid water assessments. The refunds have been completed in 2012.

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

REEVES TELECOM LIMITED PARTNERSHIP

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited

Commitment for Municipal Sewer Service

The City lacks municipal sewer service.  In May 2010, the City transferred ownership of the municipal water system to Brunswick County in exchange for the County’s construction of a waste water collection system within a portion of the City. A significant portion of the costs of the sewer system must be borne by property owners who will benefit from the sewer system. The County’s plans for the first phase of municipal sewer service involve sewer lines for the commercial area that runs along a stretch of State Road 87, the main road into and out of the City. The Partnership owns approximately 219 acres of land zoned or intended for commercial use and most of that land fronts on State Road 87. In September 2012, the County began installation of sewer lines along all of State Road 87 that lies within the City, with a total preliminary cost estimate of $3.0 million. The Partnership believes that the sewer lines should be completed by the end of 2013, though there can be no assurance that construction will be completed as or when planned or that the actual cost will not differ significantly from what is currently contemplated. The County has not determined what method will be used to allocate the cost of the sewer lines to the property owners, including but not limited to the Partnership, who will benefit from the sewer lines, but, based on publicly available information, the Partnership may face total assessments for the sewer lines commencing in 2014 in the estimated amount of $1,040,338. The County has stated that any assessment may be paid in full at a 5% discount or paid over 10 years at an interest rate of 2.84%. The Partnership believes that the sewer lines should be completed by the end of 2013, though there can be no assurance that construction will be commenced or completed as or when planned, that the actual cost will not differ significantly from what is currently contemplated, or that assessments of the property owners, including but not limited to the Partnership, whose land will stand to benefit from the sewer lines will not differ significantly from current estimates. If the Partnership were to sell any land intended to benefit from sewer lines prior to the Partnership being assessed, of which there can be no assurance, the selling price of that land would likely be reduced by the anticipated amount of such assessment. The Partnership expects to capitalize any such assessment paid by it by increasing the cost basis of the land held for sale. The Partnership has made no provision in the financial statements related to this contingent liability.

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

4. Related Party Transactions

The General Partner is entitled to receive from the Partnership a general partner’s fee. The amount of the General Partner’s fee was $40,000 for both the three months ended March 31, 2013 and 2012. At March 31, 2013, the Partnership prepaid $40,000 for General Partner’s fees due for the second quarter 2013.

The Partnership pays for accounting services and rent to an affiliate of the General Partner for office space located at 55 Brookville Road, Glen Head, New York. The amount of rent was $4,750 for both the three months ended March 31, 2013 and 2012, while the amount of accounting service expense was $10,000 and $0, respectively, for the same periods. At March 31, 2013, the Partnership prepaid $7,525 for rent due for all of the second quarter of 2013 and a portion of the rent due for the third quarter of 2013.

The Partnership reimburses the General Partner or its president for out-of-pocket expenses incurred by them on behalf of the Partnership. The amount of out-of-pocket expenses subject to reimbursement incurred and paid for both the three months ended March 31, 2013 and 2012 was $0 and $0, respectively.

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

Readers are cautioned not to place undue reliance upon these forward-looking statements, which reflect Management’s analysis only as to the date hereof. Readers should carefully review the risk factors described in Part I, Item 1A, “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 19, 2013; the footnotes to the financial statements contained in this quarterly report; and other documents that we have filed and from time to time will file with the SEC which could cause actual results to differ materially from those in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

REEVES TELECOM LIMITED PARTNERSHIP

General

Our principal asset is our undeveloped land in Boiling Spring Lakes, comprising approximately 816 acres. As of March 31, 2013, we owned the following undeveloped land:

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

Local Real Estate Market Conditions

We believe that the prices of residential and commercial real estate may have flattened out and will slightly improve during 2013 and, perhaps, even into 2014. However, we believe that the restrictive lending practices by area banks have contributed, in part, to a sluggish local real estate market and to a reduction in our real estate sales, and may have the effect of reducing our real estate sales in the future.

The market for undeveloped land within the City has continued to be adversely affected by efforts, commenced in April 2006, by Fish and Wildlife to protect the habitat of the endangered Red-cockaded Woodpecker (Picoides borealis). We believe that certain restrictions that went into effect in 2006 on building in the City within proximity to known or suspected nesting or foraging areas of the Red-cockaded Woodpecker have had the effect of reducing our real estate sales since 2006, and will likely have the effect of reducing our real estate sales in the future from what might otherwise have been realized in the absence of such restrictions. In 2007, we began a program to study tree density in known foraging areas to determine the potential for coexistence where sufficient tree density exists, that is, where houses can be built on land now owned by us while retaining a sufficiently vibrant foraging area for the woodpeckers. Work on this program was paused during 2010 while we reviewed the progress and the program costs, and we may resume the program in 2013. We believe that this program may reduce the amount of the Property that is subject to restrictions on development because of the Red-cockaded Woodpecker, although there can be no assurance that any such reduction will occur or, if it occurs, that such reduction will have a material affect on our business.

REEVES TELECOM LIMITED PARTNERSHIP

Residential

The real estate market in Brunswick County has been, at best, sluggish and uneven, as evidenced by the following data from the North Carolina Association of Realtors for the Brunswick County Multiple Listing Service region (which region includes, in North Carolina, all of Bladen, Brunswick, and Columbus Counties and a portion of New Hanover County, and, in South Carolina, a portion of Horry County):

•	Existing home sales: The number of home sales for the month ended March 31, 2013 was 5% lower than for the month ended March 31, 2012.

•	Average sales price of existing homes: The average sales price for March 2013 was $227,271, a 12% increase from March 2012.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

■	Revenue

Property Sales

Revenue from property sales was $0 for the three months ended March 31, 2013, compared to $8,850 for the three months ended March 31, 2012. The Partnership sold no lots during the three months ended March 31, 2013, compared to 1 individual undeveloped lot sold during the three months ended March 31, 2012.

Management believes that the amount of revenue from property sales and the number of lots sold during the first quarter of 2013 and the first quarter and full year of 2012 are too low to discern any trend. The matters described under “Local Real Estate Market Conditions” above are expected to continue to have an adverse effect on property sales.

Interest Income

Interest income was $50 for the three months ended March 31, 2013, compared to $189 for the three months ended March 31, 2012. Management’s desire is to keep cash entirely liquid during a time when interest rates earned on certificates of deposit are near historical lows.

■	Direct Costs of Property Sold

Direct cost of property sold was $0 for the three months ended March 31, 2013, compared to $262 for the three months ended March 31, 2012. Management attributes the decline to having sold no lots.

■	Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2013 were $173,389, $50,037 or 41% higher than the $123,352 for the same period of 2012. The increase is due principally to the following changes in components of selling, general and administrative expenses:

Legal Expenses

Legal expenses for the first quarter of 2013 were $41,083, an increase of $36,008 over the first quarter of 2012. The increase reflects non-recurring expenses related to the work on proxy and other filings with the SEC and other matters in connection with the Reverse Unit Split Proposal.

REEVES TELECOM LIMITED PARTNERSHIP

Accounting Fees and Expenses

Accounting fees and expenses for the three months ended March 31, 2013 were $15,565, an increase of $6,327 over the $9,238 for the three months ended March 31, 2012. The increase is related to auditor fees related to the proxy filings with the SEC in connection with the Reverse Unit Split Proposal, in addition to the 10K Annual Report filing with the SEC.

■	Depreciation

Depreciation was $887 for the three months ended March 31, 2013, unchanged from the three months ended March 31, 2012.

Liquidity and Capital Resources

■	General

At March 31, 2013, we had $1,115,119 in cash, of which amount $114,439 was held in a non-interest bearing checking account, $500,000 in CD’s and $500,680 in a money market account. Accounts payable and accrued expenses, including accrued expenses owed to affiliates, as of such date totaled $44,746.

We require cash primarily for the payment of operating expenses and overhead, and capital expenditures incurred with respect to the property we own, principally the following.

•	Roads: Much of our land is accessible only by roads that are incomplete, or that are unpaved or lack a rocked surface, or that require repairs. Management believes that we will be able to sell such land only if incomplete roads are completed, the roads that are now unpaved or that lack a rocked surface are rocked, and the roads in need of repairs are repaired. In addition, we believe that we can achieve higher sales prices for many of our lots by paving certain roads with asphalt. The cost of such road improvements, if and when we decide to make such improvements, could be substantial. We have made no provision in our financial statements for such improvements.

•	Water and sewer: We may have to bear assessments relating to the installation of water and sewer lines installed by the City and others. We expect to incur assessments, payable beginning in 2014, relating to the installation of sewer lines. The total of such assessments is likely to be substantial. We have made no provision in our financial statements for such assessments.

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

Operating activities used $173,790 of net cash during the three months ended March 31, 2013, compared to $223,189 of net cash used during the same period of 2012. Although the net loss increased for the reasons described above and the prepayment in 2013 of amounts due to affiliates increased cash flow, we attribute the net cash flow reduction primarily due to the combined effect of prepayment of property taxes during 2012 and elimination of accounts payable and accrued expenses as compared to the first quarter of 2012.

■	Cash Flows from Investing Activities

There were no cash flows from investing activities during the first three months of 2013 and 2012.

■	Long-term Debt

The Partnership had no long-term debt outstanding during the three months ended March 31, 2013 or the same period of 2012.

Off Balance Sheet Arrangements

The Partnership does not utilize off balance sheet arrangements, and there were none during the first three months of 2013 or 2012.

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

We also have exposure to market risk for changes in interest rates due primarily to the following:

•	Cash: The portion of our cash that is deposited in money market accounts at local financial institutions bears interest at a close to 0% rate. If interest rates were to increase, we would earn more interest income on such cash balances. For the first quarter of 2013, our average cash balance invested in money market accounts, calculated as the average of the balances on the first and last days of the quarter, was $0, and, at March 31, 2013, we had cash of $0 held in interest-bearing money market accounts.

•	Certificates of deposit: From time to time, we invest a portion of our cash in certificates of deposit having a maturity of less than one year because we are able to earn a higher rate of interest on cash invested in certificates of deposit than on cash held in a money market account bearing interest at a variable rate. All of such securities are classified as securities held to maturity; hence, we bear substantially no risk of loss due to a change in the market value of any certificate of deposit we own resulting from a change in interest rates prior to maturity of such certificate of deposit. If interest rates were to increase, upon sale or maturity of any certificates of deposit then held, we would earn more interest income upon reinvestment of the proceeds due to a higher interest rate on the certificates of deposit then purchased. If interest rates were to decrease, upon sale or maturity of any certificates of deposit then held, we would earn less interest income upon reinvestment of the proceeds due to a lower interest rate on the certificates of deposit then purchased. During the first quarter of 2013, we had $500,000 invested in certificates of deposit.

Had the average level of annual interest rates earned on our cash balances during the three months ended March 31, 2013 been higher or lower by 100 basis points or one percent (1%), our net income would have been approximately $1,250 more and $0 less, respectively. The foregoing estimate of the change in net income is based upon the average of cash balances on the first and last days of the quarter as described above, and assumes that the interest rate on any cash balance bearing an interest rate of one percent (1%) or less would be reduced to 0%.

REEVES TELECOM LIMITED PARTNERSHIP

We had no interest-bearing debt outstanding during the first quarter of 2013.

We do not enter into derivative contracts for our own account to hedge against the risk of changes in interest rates.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Mr. Peter Metz, the president of our General Partner, carries out the functions of our principal executive officer and principal financial officer, and, accordingly, he is deemed to be our “management” for the purpose of evaluating our disclosure controls and procedures and the effectiveness thereof. Mr. Metz has, as of the end of the period covered by this Quarterly Report on Form 10-Q, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, Mr. Metz has concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that occurred during the first fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

[THE REST OF THIS PAGE IS BLANK]

REEVES TELECOM LIMITED PARTNERSHIP

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Investors should carefully consider the risks described in Part I, Item 1A, “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 19, 2013. There have been no material changes from the risk factors described in that Annual Report on Form 10-K. The risks and uncertainties described in that Annual Report on Form 10-K are not the only ones we or our unit holders face and there may be additional risks and uncertainties that we do not presently know of or that we currently consider not likely to have a material impact. If any of these risks and uncertainties develop into an actual event, it could materially and adversely affect our business, financial condition, results of operations, and/or cash flows.

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

Date: May 6, 2013

